Form 10-K
period 1995-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1996-03-27
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1995

                                     Part I

                                    Page No.
Item 1 - Business                                                         3
Item 2 - Properties                                                       3-5
Item 3 - Legal Proceedings                                                5
Item 4 - Submission of Matters to a vote of Security Holders (partners)   6


                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters  6
Item 6 - Selected Financial Data                                          6-7
Item 7 - Managements Discussion and Analysis of Financial condition and
         Results of Operations                                            8
Item 8 - Financial Statements and Supplementary Data                      9-26
Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                             26


                                    Part III

Item 10 - Directors and Executive Officers of the Registrant              26
Item 11 - Executive Compensation                                          27
Item 12 - Security Ownership of Certain Beneficial Owners and management  28
Item 13 - Certain Relationships and Related Transactions                  28


                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.                                                       28-29

Signatures

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 1995 Commission file number 33-30427
-----------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

       California                                      94-3094928
------------------------------------- ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                94063
--------------------------------------------- ------------------------------
(address of principal executive offices)                 (zip code)

Registrants telephone No. including area code         (415) 365-5341
---------------------------------------------- -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
-----------------------------------------------------------------------------
Limited Partnership Units                      None
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    XXXX                                  NO
--------------                              ----------------------------------

     Through December 31, 1992, the limited partnership units purchased by non affiliates was 119,983.59 units computed at $100.00 a unit for $11,998,359. The offering was closed on September 30, 1992.

Documents incorporated by reference:

     Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are referenced in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VII, a California limited partnership (the Partnership), was organized in 1989 of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate. Partnership loans are arranged and serviced by Redwood Home Loan Co., an affiliate of the General Partners. The Partnerships objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnerships capital. The Partnerships general business is more fully described under the section entitled Investment Objectives and Criteria pages 26-31 of the Prospectus which is incorporated by reference.

     Originally, 60,000 Units were offered on a best efforts basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the General Partners increased the number of units for sale from 60,000 to 120,000 and elected to continue the offering until October 19, 1992. The offering closed on September 30, 1992, and the Limited Partners contributed capital totalled $11,998,359 of an approved $12,000,000 issue, in units of $100 each. At that date all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom), was filed on September 21, 1992.

     The Partnership began selling units in October, 1989 and began investing in mortgages in December, 1989. At December 31, 1995, the Partnership had a balance in its mortgage loans totalling $12,382,641 with interest rates thereon ranging from 5% to 15.25%.

     Currently First Trust Deeds comprise 31.67% of the loan portfolio with Junior loans making up the balance. Bay Area owner-occupied homes, combined with non-owner loans, total 26.43 % of the loans. Commercial loan origination increased from last year, now comprising 58.80% of the portfolio, an increase of 6.46%. The past year brought us many outstanding low loan to value lending opportunities in this segment of the market. Loan investment size increased this past year, and is now averaging $167,333 per loan investment. Some of the larger loans are fractionalized between affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 37.64%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnerships loan portfolio is in good condition with three properties in foreclosure.

Item 2 - Properties

     A summary of the Partnerships loan Portfolio as of December 31, 1995, is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                               $  3,922,119.66
Appraised Value of Properties                      8,251,696.00
Total Investment as a % of Appraisal                      47.53%
Second Trust Deed Loans                            7,377,188.90
Third Trust Deed Loans                               896,188.46
Fourth Trust Deed Loans *                            187,143.98
First Trust Deeds due other Lenders               29,340,831.00
Second Trust Deeds due other Lenders               1,092,161.00
Third Trust Deeds due other Lenders                  142,858.00

Total Debt                                       $42,958,491.00

Appraised Property Value                          68,888,224.00
Total Investments as a % of Appraisal                     62.36%

Number of Loans Outstanding                                  74

Average Investment                                   167,332.99
Average Investment as a % of Net Asset                     1.18%
Largest Investment Outstanding                     1,176,744.19
Largest Investment as a % of Net Asset                     8.28%

Loans as a Percentage of Total Loans

First Trust Deeds                                         31.67%
Second Trust Deeds                                        59.58%
Third Trust Deeds                                          7.24%
Fourth Trust Deeds                                         1.51%
                                                         ------
Total                                                    100.00%

Loans by Type of Property                Amount             Percent


Owner Occupied Homes                $ 2,621,799.60           21.17%
Non-Owner Occupied Homes                651,528.21            5.26%
Apartments                            1,828,876.57           14.77%
Commercial                            7,280,436.62           58.80%
                                 -----------------           -----

Total                               $12,382,641.00          100.00%

The following is a distribution of loans outstanding as of December 31, 1995 by Counties.

      County                           Total Loans               Percent

    San Mateo                        $ 2,530,658.90             20.44%
    Contra Costa                       2,317,301.14             18.71%
    Santa Clara                        1,880,866.99             15.19%
    San Francisco                      1,583,398.35             12.79%
    Alameda                            1,178,889.46              9.52%
    Stanislaus                           830,070.88              6.70%
    Sonoma                               377,747.88              3.05%
    Mendocino                            300,000.00              2.42%
    El Dorado                            276,493.42              2.23%
    Monterey                             270,847.90              2.19%
    Marin                                212,074.89              1.71%
    Sacramento                           182,957.30              1.48%
    Santa Barbara                        123,616.04              1.00%
    Solano                               104,993.82              0.85%
    Shasta                                83,007.41              0.67%
    Tuolumne                              68,118.70              0.55%
    Santa Cruz                            61,597.92              0.50%
                                    ------------------        -----------

    Total                           $ 12,382,641.00            100.00%

     * Redwood Mortgage Investors VII, together with other Redwood Partnership, hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying an interest rate of 12.25%, the partnership and other lenders will also participate in profits. We have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.

Statement of Condition of Loans
         Number of Loans in Foreclosure                     3

Item 3 - Legal Proceedings

     The Partnership is not a defendant in any legal actions. However, the Partnership is proceeding in a Judicial foreclosure against four borrowers with a recorded receivable balance of $378,200. Management anticipates that the ultimate result of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

Item 4 - Submission of matters to vote of Security Holders (Partners).

No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrants Units and Related Partnership Matters.

     120,000 units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a best efforts basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

     A description of the Partnership units, transfer restrictions and withdrawal provisions is more fully described under the section entitled Description of Units and summary of Limited Partnership Agreement, pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VII began operations in December 1989. Financial results for years 1984 to 1989 for prior partnerships are incorporated by reference to the Prospectus (S-11) dated October 20, 1989, Table III pages 7 through 11 and Supplement No. 3 dated October 2, 1990 to Prospectus dated
October 20, 1989, Table III pages 27 through 33.

Financial condition and results of operation for the Partnership for three years to December 31, 1995 were:

                                  Balance Sheet
                                     Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1995                 1994               1993
                                                      --------------       --------------      -------------

Cash ..............................................   $   514,840           $     462,681      $     487,310
Accounts Receivable:
   Mortgage loans secured by Deeds of Trust .......    12,382,641              11,345,566         11,766,189
   Accrued interest and other fees, net ...........       940,541                 738,142            570,283
   Advances on Real Estate Loans, net .............       110,874                  28,767             55,969
   Other receivables - Unsecured ..................       378,200                 359,072            270,783
   Less allowance for losses .................        (   200,000)          (     201,608)      (     94,858)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value ................     1,347,997               2,352,221            647,062
Formation loan due from Redwood Home Loan Co. .....       517,051                 604,939            693,471
Partnership Interest ..............................       223,245                    -0-                 -0-
Organization cost net of amortization .............           368                   2,384              4,400
                                                     ------------             -----------        -----------
                                                     $ 16,215,757             $15,692,164        $14,400,609
                                                     ------------             -----------        -----------



                        Liabilities and Partners Capital

                                                                           December 31,
                                                      ----------------------------------------
                                                               1995         1994          1993
                                                      -------------- -----------   -----------


Liabilities:
Note payable - Bank ................................   $ 2,000,000   $ 1,929,630   $   930,493
Accounts payable and accrued expenses ..............         1,472         2,973        40,522
Discount of Mortgage Loans .........................           -0-           -0-         8,548
Due to Related Companies ...........................           -0-         5,663         1,857
                                                       -----------   -----------   -----------
                                                       $ 2,001,472   $ 1,938,266   $   981,420
Partners Capital ...................................    14,214,285    13,753,898    13,419,189
                                                       -----------   -----------   -----------
                                                       $16,215,757   $15,692,164   $14,400,609
                                                       -----------   -----------   -----------

                               Statement of Income

Gross revenue ......................................   $ 1,450,487   $ 1,489,882   $ 1,652,290
Expenses ...........................................       538,527       562,591       526,307
                                                       -----------   -----------   -----------


Net Income ........................................    $   911,960   $   927,291   $ 1,125,983
                                                       -----------   -----------   -----------

Net income to General Partners (1%) ...............    $     9,120   $     9,273   $    11,260
                                                       ===========   ===========   ===========

Net Income to Limited Partners (99%) ...............   $   902,840   $   918,018   $ 1,114,723
                                                       ===========   ===========   ===========


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded .....   $        60   $        63    $       80
                                                       ===========   ===========   ===========

   - where partner receives income in monthly
       distributions ................................  $        58   $        61    $       77
                                                       ===========   ===========   ===========

Net income in 1993 averaged at an annualized  yield of 8.01%. In 1994, the annualized  yield was
6.28% and in 1995 the annualized yield was 6.00%.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totalled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1995, Partners Capital totalled $14,214,285.

     The Partnership began funding mortgage investments on December 27, 1989 and as of December 31, 1995 had credited the Partners accounts with income at an annualized (compounded) yield of 8.49%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly from its current rate.

     The Partnership has a line of credit with a commercial bank secured by its mortgage loans to a limit of $2,000,000, at a variable interest rate set at one percent above the prime rate. This added source of funds helped in maximizing the Partnership yield because most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of December 31, 1995, the Partnership is current with its interest payments on the line of credit.

     Considering Northern Californias recent economic slump, 5 of the last 6 years, wherein business activity slumped principally in aerospace, communications, banking, retail trade and the federal government sector causing employment losses which was and still is reflective in property prices to a greater or lesser degree depending on location. The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General partners expectations, based upon their experience in managing similar Partnerships over the last eighteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Notes and pay-off on Notes.
Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

     The General Partners are continually reviewing the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8

       Independent Auditors Report,
       Balance Sheets - December 31, 1995, and December 31, 1994,
       Statements of Income for the three years ended December 31, 1995, Statements of Changes in Partners Capital for the three years ended December 31, 1995,
       Statements of Cash Flows for the three years ended December 31, 1995, Notes to Financial Statements - December 31, 1995.

B-Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

      Schedule II, - Amounts receivable from related parties and underwriters, promoters, and employees other than related parties.
      Schedule VIII  - Valuation of Qualifying Accounts.
      Schedule IX    - Short Term Borrowings.
      Schedule XII   - Mortgage loans on real estate.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (510) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1995 and 1994 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1995. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 1995 and 1994, and the results of its operations and cash flows for the three years ended December 31, 1995 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




                                PARODI & CROPPER








Lafayette, California
February 28, 1996


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                   ASSETS
                                                    1995            1994
                                              --------------  ----------
Cash .......................................   $   514,840   $   462,681
                                               -----------   -----------

 Accounts receivable:
 Mortgage loans, secured by deeds of trust .... 12,382,641    11,345,566
 Accrued Interest on mortgage loans ............   940,541       738,142
 Advances on mortgage loans ....................   110,874        28,767
 Accounts receivables, unsecured ...............   378,200       359,072
                                               -----------    ----------
                                                13,812,256    12,471,547
 Less allowance for doubtful accounts .........    200,000       201,608
                                               -----------   -----------
                                                13,612,256    12,269,939
                                               -----------   -----------

Real estate owned, acquired through foreclosure,
     at net realizable value ..................  1,347,997     2,352,221
Investment in partnership .....................    223,245           -0-

Formation loan due from Redwood Home
  Loan Co. ....................................    517,051       604,939

Organization costs, less accumulated amortization
  of $9,734 and $7,718, respectively ..........        368         2,384
                                               -----------   -----------
                                               $16,215,757   $15,692,164
                                               ===========   ===========


                        LIABILITIES AND PARTNERS CAPITAL


Liabilities:
Notes payable - bank line of credit ..........$ 2,000,000   $ 1,929,630
Accounts payable and accrued expenses ........      1,472         2,973
Due to related companies .....................        -0-         5,663
                                              -----------   -----------
                                                2,001,472     1,938,266

Partners Capital ............                  14,214,285    13,753,898
                                              -----------   -----------

                                              $16,215,757   $15,692,164
                                              ===========   ===========


See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------------

                                                                                      1995                 1994                1993
                                                                                ----------           ----------           ----------
Revenues:
  Interest on mortgage loans ........................................           $1,430,742           $1,453,969           $1,617,308
  Interest on bank deposits .........................................                8,407               13,843               11,341
  Late charges, and prepayment  fees ................................                9,038               20,232               23,641
  Other .............................................................                2,300                1,838                  -0-
                                                                                ----------           ----------           ----------
                                                                                ----------           ----------           ----------
                                                                                 1,450,487            1,489,882            1,652,290
                                                                                ----------           ----------           ----------

Expenses:
  Interest on note payable - bank ...................................              163,361              135,790              119,351
  Clerical costs through Redwood Home Loan Co .......................               27,762                  -0-               33,641
  Amortization of organization costs ................................                2,016                2,016                2,016
  General partners asset management fee .............................                  -0-               10,008               16,735
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure ......................              306,779              335,955              235,423
  Professional services .............................................               19,557               53,250               94,188
  Printing, supplies and postage ....................................               14,703               17,282               14,530
  Other .............................................................                4,349                8,290               10,423
                                                                                ----------           ----------           ----------
                                                                                   538,527              562,591              526,307
                                                                                ----------           ----------           ----------


Net Income ..........................................................           $  911,960           $  927,291           $1,125,983
                                                                                ==========           ==========           ==========

Net income:  To General Partners(1%) ................................           $    9,120           $    9,273           $   11,260
                     To Limited Partners (99%) ......................              902,840              918,018            1,114,723
                                                                                ==========           ==========           ==========
                                                                                $  911,960              927,291            1,125,983
                                                                                ==========           ==========           ==========

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and
          compounded ................................................           $      60            $       63           $       80
                                                                                ==========           ==========           ==========

     -where partner receives income in
           monthly distributions ....................................           $      58            $       61           $       77
                                                                                ==========           ==========           ==========


See accompanying notes to financial statements ......................





                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                  PARTNERS CAPITAL

                                                                                           UNALLOCATED
                                                   GENERAL             LIMITED             SYNDICATION
                                                  PARTNERS             PARTNERS               COSTS                 TOTAL
                                               --------------      ---------------      ----------------       ---------------
Balances at December 31, 1992 ................   $  11,987            13,121,673        (       277,899)       12,855.761
Net income ...................................      11,260             1,114,723                    -0-         1,125,983
Allocation of syndication costs ..............   (     810)           (   80,190)                 81,000              -0-
Early withdrawal penalties ...................         -0-            (   23,000)                  7,195       (   15,805)
Partners withdrawals. ........................   (  10,459)           (  536,291)                    -0-       (  546,750)
                                                -----------           -----------            ------------       ----------

Balances at December 31, 1993 ................      11,978            13,596,915         (       189,704)      13,419,189

Net income ...................................       9,273               918,018                     -0-          927,291
Allocation of syndication costs ..............   (     810)           (   80,190)                 81,000              -0-
Early withdrawal penalties ...................         -0-            (   34,001)                 10,635       (   23,366)
Partners withdrawals ........................    (   8,463)           (  560,753)                    -0-       (  569,216)
                                                -----------          ------------            ------------       ----------

Balances at December 31, 1994 ................      11,978            13,839,989         (        98,069)      13,753,898

Net income ...................................       9,120               902,840                     -0-          911,960
Allocation of syndication costs ..............   (     810)           (   80,190)                 81,000              -0-
Early withdrawal penalties ...................         -0-            (   10,690)                  3,344       (    7,346)
Partners withdrawals ........................    (   8,310)           (  435,917)                    -0-       (  444,227)
                                                -----------           -----------             -----------       ----------
Balances at December 31, 1995 ................   $  11,978            14,216,032          (       13,725)      14,214,285
                                                ===========           ==========              ===========      ===========



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A Califonira Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                            YEARS ENDED DECEMBER 31,
                                                     ----------------------------------

                                                        1995        1994         1993
                                                     --------   ----------   ----------
Cash flows from operating activities:
  Net income ...................................   $  911,960   $  927,291   $1,125,983
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of organization costs .........        2,016        2,016        2,016
    Increase in allowance for doubtful accounts    (    1,608)     106,750       84,858
    Increase in accrued interest & advances ....   (  284,506)  (  140,657)  (  111,963)
    Increase (decrease) in accounts payable
     and accrued expenses ......................   (    1,501)  (   37,549)      40,022
    (Increase) decrease in amount due from or
       to Redwood Home Loan Co., net ...........   (    5,663)       3,806   (    5,132)
    Increase (decrease) in discount on
        Mortgage Loans .........................          -0-   (    8,548)       8,548
                                                    ----------   ---------    ---------
 Net cash provided by operating activities            620,698      853,109    1,144,332
                                                    ----------   ---------    ---------

Cash flows from investing activities:
  Net (increase) decrease in:
       Mortgage loans ..........................   (1,037,075)     420,623    1,131,459
       Formation loan ..........................       87,888       88,532      101,101
       Real Estate owned .......................    1,004,224   (1,705,159)  (  268,915)
       Other receivables - unsecured ...........   (   19,128)  (   88,289)  (   61,885)
       Investment in partnership ...............   (  223,245)         -0-          -0-
                                                   ----------    ----------    ---------

      Net cash provided by (used in) investing
        activities ............................    (  187,336)  (1,284,293)     901,760
                                                   -----------   ----------    ---------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank ..       70,370      999,137   (1,069,507)
 Partners withdrawals ..........................   (  444,227)  (  569,216)  (  546,750)
 Early withdrawal penalties, net of credit to
   syndication costs ...........................   (    7,346)  (   23,366)  (   15,805)
                                                    ----------   ----------   ---------

      Net cash provided by (used in) financing
          activities ...........................   (  381,203)     406,555   (1,632,062)
                                                    ----------   ----------   ---------

Net increase (decrease) in cash ................       52,159    (  24,629)     414,030

Cash - beginning of period .....................      462,681      487,310       73,280
                                                    ----------   ----------   ---------

Cash - end of period ...........................   $  514,840   $  462,681   $  487,310
                                                    ==========   ==========   =========

See accompanying notes to financial statements .

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL C0.), dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners with none left in applicant status.

     A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000) were offered through qualified broker-dealers. As mortgage loans were identified, partners were transferred from applicant status to admitted partners participating in mortgage loan operations. Each months income is allocated to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commission - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of the gross proceeds were paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership was authorized to loan to RHL Co. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, RHL Co. has borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1995, $397,318 including $49,814 in early withdrawal penalties, had been repaid leaving a balance of $ 517,051.

     B. Other Organizational and Offering Expenses Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, and other costs), were paid by the Partnership. Such costs were limited to 10% of the gross proceeds of the offering or $500,000 whichever was less. The General Partners were to pay any amount of such expenses in excess of 10% of the gross proceeds or $500,000.

     Organization costs of $10,102 and syndication costs of $415,692 were incurred by the Partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and are being amortized over a five year period. Syndication costs were charged against partners capital and are being allocated to individual partners consistent with the partnership agreement over a five year period.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

     Property acquired through foreclosure will be held for prompt sale to return the funds to the loan portfolio. Such property is recorded at cost which includes the principal balance of the former loan made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

     Mortgage loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage loan system. A provision is made for doubtful account to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners pro rata share of Partners Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Loan Brokerage Commissions
     For services in connection with the review, selection, evaluation, negotiation and extension of Partnership loans in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, loan brokerage commissions will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

B. Loan Servicing Fees
     Monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Amounts remitted to the Company and recorded as interest on mortgage loans is net of such fees. In 1993, $57,825 of the total loan servicing fees of $116,627 were waived by Redwood Home Loan Co. In 1994, all $124,049 in loan servicing fees were waived. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived.

C. Asset Management Fee
     The General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1995, 1994 and 1993, the asset management fees charged were $-0-, $10,008, and $16,735, respectively. The computed management fees were $ 52,801, $51,519, $50,360 and respectively, with the difference being waived by the General Partners.

D. Other Fees
     The Partnership Agreement provides for other fees such as reconveyance, loan assumption and loan extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

E. Income and Losses
     All income is credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Home Loan Co. In 1995 and 1993, reimbursed expenses totalled $27,762 and $33,641, respectively.

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering were admitted to limited Partner capital. As of December 31, 1992 a General Partner, GYMNO Corporation, had contributed $11,998, 1/10 of 1% of limited partner contributions in accordance with Section 4.02(a) of the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status
     Subscription funds received from purchasers of units were not admitted to the Partnership until appropriate lending opportunities were available. During the period prior to the time of admission, which ranged between 1-120 days, purchasers subscriptions remained irrevocable and earned interest at money market rates, which were lower than the return on the Partnerships loan portfolio.

     Interest earned prior to admission was credited to partners in applicant status. As loans were made and partners were transferred to regular status to begin sharing in income from loans secured by deeds of trust, the interest credited was either paid to the investors or transferred to Partners Capital along with the original investment.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

B. Term of the Partnership
     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first five years, subject to the penalty provision set forth in (E) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

C. Election to Receive Monthly, Quarterly or Annual Distributions
     Upon subscriptions, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years.

D. Profits and Losses
     Profits and losses are allocated among the Limited Partners according to their respective capital accounts after 1% is allocated to the General Partners.

E. Liquidity, Capital Withdrawals and Early Withdrawals
     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period. Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period will be permitted only upon the terms set forth above.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow.

F. Guaranteed Interest Rate For Offering Period
     During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. None of 1994 or 1995 was subject to the guarantee.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $223,245 has bee invested with that of two other Partnerships (total cost of $941,050) in a partnership which is in the process of constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $378,200 at December 31, 1995.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,000,000 at .75% over prime. The balances outstanding as of December 31, 1994 and 1995 were $1,929,630,and $2,000,000 respectively, and the interest rate at December 31, 1995 was 9.5% (8.75% prime + .75%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS


 Number of loans outstanding                               74
 Total loans outstanding                          $12,382,641

 Average loan outstanding                         $   167,333
 Average loan as percent of total                        1.35%
 Average loan as percent of Partners Capital             1.18%

 Largest loan outstanding                          $1,176,744
 Largest loan as percent of total                        9.50%
 Largest loan as percent of Partners Capital             8.28%

 Number of counties where security is located
  (all California)                                      17
 Largest percentage of loans in one county              20.44%
 Average loan to appraised value of security
     at time loan was consummated                       62.36%
 Number of loans in foreclosure                             3

     The cash balance at December 31, 1995 of $514,840 was in three banks with interest bearing balances totalling $314,308. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $314,092.

                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/94                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off              12/31/95

Redwood Home Loan Co. ..    $604,939               $-0-              $ 80,542      $  7,346*       $ -0-       $517,051



The above  schedule  represents  the  formation  loan  borrowed by Redwood  Home Loan Co. from the  Partnership  to pay for the selling commissions  on  units.  It is an  unsecured  loan and will not bear  interest.  It will be  repaid to the
Partnership  in ten  annual installments of principal only commencing January 1, 1992.

* The amount written off is comprised of the applications of the applicable  portions of early withdrawal penalty as provided for in the prospectus.



                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VII


Column A           Column B                        Column C                Column D           Column E
Description        Balance at                      Additions               Deductions         Balance at
                                      ------------------------------------
                   beginning of             (1)                 (2)          Describe         End of Period
                   of period         Charged to          Charged to
                                     Costs & Expenses    Other accounts -
                                                         Describe

Year Ended
12/31/95

Deducted from
Asset accounts:

Allowance for
Doubtful accts   $    201,608        $  29,365                -0-           $ 30,973 *        $  200,000




*In addition to the provision noted above, REO loans were recognized of $277,414 for a total provision for losses of $306,779.



SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                                    REDWOOD MORTGAGE INVESTORS VII

RULE 12-10

Column A                Column B         Column C            Column D              Column E            Column F
Category of Aggregate   Balance at End   Weighted Average    Maximum Amount        Average Amount      Weighted Average
Short-Term Borrowings   of Period        Interest Rate       Outstanding           Outstanding         Interest Rate
                                                                                                       during
                                                             During the Period     During the Period   the period
----------------------- ---------------- ------------------- --------------------- ------------------- -------------------


Year-Ended 12/31/95     $  2,000,000        9.800%           $  2,000,000           $  1,659,638          9.800%


SCHEDULE XII

                         MORTGAGE LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B     Col. C     Col. D     Col. E     Col. F       Col. G        Col. H    Col. I    Col. J
Descp.    Interest   Final      Periodic   Prior      Face Amt.    Carrying     Principal  Type of   Geographic
          Rate       Maturity   Payment    Liens      of           amount of    amount     Lien      County
                     Date       Terms                 Mortgages    mortgages    of loans             Location
                                                      (original                 subject
                                                      amount)                   to
                                                                                Delinq.
                                                                                Principal
                                                                                or
                                                                                Interest

Res.        14.500%   10/01/95  $2,142.98  $     -0-  $175,000.00  $173,116.99  $ 196,090  1st Mtg   Santa Clara
Comm.       14.500%   12/01/95   2.755.25        -0-   225,000.00   221,340.10     -0-     1st Mtg   Alameda
Res.        14.500%   12/01/95   1,114.35    336,591    91,000.00    89.363.25     -0-     2nd Mtg   San Mateo
Res.        14.000%   09/01/94     175.00     67,583    15,000.00    15,000.00     -0-     2nd Mtg   San Mateo
Res.        14.000%   05/01/93     350.00    442,500    30,000.00    30,000.00     -0-     2nd Mtg   Sonoma
Res.        14.500%   06/01/01     782.62     84,303    63,910.49    63,116.66     783     2nd Mtg   Marin
Res.        13.750%   08/01/96   1,258.32        -0-   108,000.00   106,179.84     -0-     1st Mtg   San Francisco
Res.        15.000%   09/01/96   1,251.80    319,721    99,000.00    91,807.25     -0-     2nd Mtg   San Mateo
Res.        12.000%   08/01/04     710.00     70,729    66,000.00    65,078.50     -0-     2nd Mtg   Alameda
Res.        13.750%   10/01/96     916.67    369,163    80,000.00    80,000.00     -0-     2nd Mtg   San Mateo
Res.        13.750%   10/01/96     988.28        -0-    86,250.00    86,250.00     -0-     1st Mtg   Santa Clara
Comm.       13.500%   12/01/95     572.71    299,431    50,000.00    49,333.14     -0-     2nd Mtg   Alameda
Res.        12.500%   02/01/07     369.76        -0-    30,000.00    26,521.97     -0-     1st Mtg   Santa Cruz
Res.        10.000%   12/24/01     308.28        -0-    37,984.50    35,337.21     -0-     1st Mtg   Alameda
Comm.       13.875%   08/01/96   3,757.82        -0-   325,000.00   325,000.00     -0-     1st Mtg   Santa Clara
Res.        10.000%   04/17/97     132.08    126,800    15,850.00    15,793.32     -0-     2nd Mtg   Sonoma
Comm.       13.500%   06/01/93   1,375.00    210,000   110,000.00   110,000.00     -0-     3rd Mtg   Sacramento
Res.        13.000%   07/01/97    1603.99    254,505   145,000.00   143,291.24     -0-     2nd Mtg   San Mateo
Res.        12.500%   07/01/97     453.58    129,491    42,500.00    41,930.85     -0-     2nd Mtg   San Mateo
Res.        12.750%   07/01/97     880.22    592,878    81,000.00    79,566.51     -0-     2nd Mtg   San Mateo
Apts.       13.000%   08/01/97   1,935.85    853,242   175,000.00   171,092.92     -0-     3rd Mtg   San Mateo
Comm.       13.000%   07/15/94   1,453.13        -0-   112,500.00   112,500.00     -0-     1st Mtg   San Mateo
Comm.        7.000%   08/06/02     311.38     17,382   46, 803.50    45,080.73     -0-     2nd Mtg   Alameda
Comm.       12.000%   10/01/97   4,517.38    796,163   438,000.00   433,214.71     -0-     3rd Mtg   Contra Costa
Res.        13.000%   03/29/95   2,267.03    308,267   209,500.00   209,500.00     -0-     2nd Mtg   Santa Clara
Res.        10.000%   11/06/07      65.91     48,829     6,133.33     5,474.95     -0-     2nd Mtg   San Francisco
Comm.       12.500%   01/01/98     587.00        -0-    55,000.00    54,388.67     -0-     1st Mtg   San Mateo
Comm.       12.250%   01/01/98   4,083.36    354,077   400,002.42   400,002.42     -0-     2nd Mtg   Contra Costa
Res.        12.000%   03/01/95     203.13    208,000    15,000.00    15,000.00     -0-     2nd Mtg   San Mateo
Comm.       12.000%   04/01/98   1,298.00    387,920   129,800.00   129,800.00     -0-     2nd Mtg   San Francisco
Comm.       12.500%   04/05/08     921.02        -0-   175,000.00    68,118.70     -0-     1st Mtg   Tuoloume
Res.        12.000%   05/01/98     514.31        -0-    50,000.00    49,483.04     -0-     1st Mtg   San Francisco
Comm.       12.000%   06/01/98   2,038.01        -0-   239,850.00   196,704.56     -0-     1st Mtg   Sonoma
Apts.       12.500%   08/01/97     467.67     89,904    75,000.00    72,957.30     -0-     2nd Mtg   Sacramento
Res.        12.000%   07/01/98   3,085.84     85,930   300,000.00   276,493.42     -0-     2nd Mtg   El Dorado
Res.        12.750%   07/01/08     370.90    236,164    29,700.00    27,832.02     -0-     2nd Mtg   San Mateo
Res.        11.250%   09/01/95   3,875.00    350,000   300,000.00   300,000.00   300,000   2nd Mtg   Mendocino
Res.        13.500%   09/01/08   1,647.07    106,044   126,861.90   120,195.84     -0-     2nd Mtg   Contra Costa
Comm.       12.000%   09/01/03     848.61        -0-    82,500.00    81,741.52     -0-     1st Mtg   Alameda
Comm.        5.000%   09/01/03     797.50        -0-   133,000.00   127,425.32     -0-     1st Mtg   San Mateo
Comm.       12.000%   11/01/98   2,057.23      5,635   200,000.00    85,670.56     -0-     2nd Mtg   San Francisco
Res.         8.000%   05/01/09     753.50        -0-    81,825.00    75,128.04     -0-     1st Mtg   Alameda
Comm.       10.000%   12/01/98     647.21        -0-    73,750.00    72,926.63     -0-     1st Mtg   Stanislaus
Comm.       12.250%   01/01/98   1,947.07    891,453   200,001.20   187,143.98     -0-     4th Mtg   Contra Costa
Comm.       10.000%   12/01/98   3,619.98        -0-   412,500.00   407,673.94     -0-     1st Mtg   Alameda
Comm.        7.000%   12/01/03     575.74    281,250    49,586.38    42,227.19     -0-     2nd Mtg   Alameda
Apts.       11.750%   05/01/96  11,767.44  7,812,510  1,176,744.19 1,176,744.19    -0-     2nd Mtg   Contra Costa




Col. A    Col. B     Col. C     Col. D     Col. E     Col. F       Col. G        Col. H    Col. I    Col. J
Descp.    Interest   Final      Periodic   Prior      Face Amt.    Carrying     Principal  Type of   Geographic
          Rate       Maturity   Payment    Liens      of           amount of    amount     Lien      County
                     Date       Terms                 Mortgages    mortgages    of loans             Location
                                                      (original                 subject
                                                      amount)                   to
                                                                                Delinq.
                                                                                Principal
                                                                                or
                                                                                Interest

Comm        12.000%   02/01/99   2,790.57        -0-   312,000.00   312,000.00     -0-     1st Mtg   Santa Clara
Comm        12.000%   06/01/04   1,316.53        -0-   125,000.00   123,616.04     -0-     1st Mtg   Santa Barbara
Res         11.000%   06/01/99   1,428.50        -0-   150,000.00   148,958.23     -0-     1st Mtg   Marin
Comm.       12.000%   07/01/96   1,352.50    679,258   135,250.00   135,250.00     -0-     3rd  Mtg  Sonoma
Comm.       11.000%   10/01/96   5,958.33  5,504,000   650,000.00   650,000.00     -0-     2nd Mtg   San Mateo
Res.        11.000%   10/01/99     571.39    478,120    60,000.00    59,681.60     -0-     2nd Mtg   San Mateo
Comm.       12.000%   10/01/95    1270.83    510,979   100,000.00    35,075.95     -0-     2nd Mtg   Santa Cruz
Comm.       11.000%   11/01/97   2,520.83     61,953   275,000.00   275,000.00     -0-     2nd Mtg   Santa Clara
Comm.       11.500%   12/20/96   7,255.96    907,480   757,144.25   757,144.25     -0-     2nd Mtg   Stanislaus
Res.        12.000%   05/01/96   1,719.28    346,880   215,000.00   182,620.90     -0-     2nd Mtg   San Mateo
Apts         7.000%   01/10/05     234.06     80,250    40,125.00    40,125.00     -0-     2nd Mtg   San Francisco
Res         12.000%   03/01/98   1,275.15        -0-   280,000.00   130,606.09     -0-     1st Mtg   Alameda
Res         12.500%   09/01/96   1,862.70        -0-   245,000.00   191,228.85     -0-     1st Mtg   Monterey
Apts        11.500%   04/01/05   3,840.14        -0-   550,000.00   342,614.16     -0-     1st Mtg   San Francisco
Apts        12.500%   04/01/00     633.69    667,333    28,166.67    25,343.00     -0-     2nd Mtg   Alameda
Comm        11.875%   05/01/05   2,088.00        -0-   200,000.00   198,980.79     -0-     1st Mtg   San Francisco
Comm         9.000%   05/10/02     670.52        -0-    83,333.33    83,007.41     -0-     1st Mtg   Shasta
Comm        12.000%   11/30/98   3,750.00  1,500,000   375,000.00   375,000.00     -0-     2nd Mtg   San Mateo
Comm        12.000%   12/31/99   5,000.00  2,684,430   500,000.00   500,000.00     -0-     2nd Mtg   Santa Clara
Res          8.000%   09/27/00     530.79    106,333    79,619.05    79,619.05     -0-     2nd Mtg   Monterey
Comm.        8.000%   12/01/97     400.00        -0-    60,000.00    60,000.00     -0-     1st Mtg   Solano
Comm.       11.500%   04/30/96  12,188.87    575,496   625,070.01   625,070.01     -0-     2nd Mtg   San Francisco
Res.        13.000%   01/01/03     999.54     15,400    79,000.00    56,255.98     -0-     2nd Mtg   San Mateo
Res.        14.000%   07/01/99     593.10        -0-    50,056.30    48,929.20     -0-     1st Mtg   San Mateo
Res.        10.000%   08/01/97     388.67    309,872    45,000.00    46,630.83     -0-     3rd Mtg   San Mateo
Res.        13.500%   04/01/95     732.61        -0-    63,960.00    62,342.36     -0-     1st Mtg   San Mateo
Res.        15.250%   04/01/95     588.29     11,601    45,800.00    44,993.82     -0-     2nd Mtg   Solano
                                ---------- ---------- ------------ ------------ ----------

Totals                       $136,515.83  30,575,850  13,300,077.52 12,382,641   496,873

Schedule XII

Reconciliation of carrying amount of mortgages at close of period (12/31/95)

Balance at beginning of period 1/01/95                        $  11,345,566
Additions during period:
New mortgage loans                     $   3,592,507
Other                                            -0-          $   3,592,507
-------------------------------------------------------------------------------
                                                              $  14,938,073


Deduction during period:
Collections of principal               $   1,980,879
Foreclosures                                 485,322
Cost of mortgage sold                            -0-
Amortization of Premium                          -0-
Other                                         89,231          $   2,555,432
-------------------------------------------------------------------------------


Balance at close of period (12/31/95)                         $  12,382,641
                                                            -------------------


            Item 9 - Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

     The Partnership has neither changed its accountants nor does it have any disagreement on any matter of accounting principles or practices of financial statement disclosures.
                                    Part III

          Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the three General Partners of which two individuals are D. Russell Burwell and Michael R. Burwell. The third General Partner is Gymno Corporation, a California corporation, formed in 1986. The Burwells are the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50) basis.

Item 11 - Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     As indicated above in Item 10, the Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 12-13, under the section Compensation of the General partners and the Affiliates, which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1995. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving             Description of Compensation            Amount
Compensation                 and Services Rendered
-------------------------------------------------------------------------------

I. RHL Co.            Loan Servicing Fee for servicing Loans      $    33,394
                      ($66,888 waived by RHL Co.)

General Partners      Asset Management Fee for managing assets    $       -0-
&/or Affiliate        ($52,801 waived by the General Partners)

General Partners      1% interest in profits                      $      9,120
                      Less allowance for syndication costs                 810
                                                                  -------------
                                                                  $      8,310

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

RHL Co.               Loan Brokerage Commissions for services
                      in connection with the review, selection,
                      evaluation, negotiation, and extension of
                      the Partnership Loans paid by the borrowers
                      and  not by the Partnership                $      82,708

RHL Co.               Processing and Escrow Fees for services
                      in connection with notary, document
                      preparation, credit investigation, and escrow
                      fees payable by the borrowers and not by the
                      Partnership                                $       1,572

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
IN THE STATEMENT OF INCOME.                                      $      27,762

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

     Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

     Also refer to the Prospectus dated October 20, 1989 (incorporated herein by reference) on page 12 Compensation of General Partners and Affiliates and page 14 Conflicts of Interest.



                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

3.  Exhibits.

  Exhibit No.           Description of Exhibits
-----------------       --------------------------

3.1              Limited Partnership Agreement
3.2              Form of Certificate of Limited Partnership Interest
3.3              Certificate of Limited Partnership
10.1              Escrow Agreement
10.2              Servicing Agreement
10.3              (a)  Form of Note secured by Deed of Trust which provides
                       for principal and interest payments.
                  (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
                  (c) Form of Note secured by Deed of Trust which provides for interest only payments
                  (d)  Form of Note
10.4              (a)  Deed of Trust and Assignment of Rents to accompany
                       Exhibits 10.3  (a), and (c)
                  (b)  Deed of Trust and Assignment of Rents to accompany
                       Exhibit 10.3 (b)
                  (c)  Deed of Trust to accompany Exhibit 10.3 (d)
10.5              Promissory Note for Formation Loan
10.6              Agreement to Seek a Lender
24.1              consent of Parodi & Cropper
24.2              Consent of Wilson, Ryan & Campilongo.



     All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).

B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration Statement)dated
         October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of March, 1996.

REDWOOD MORTGAGE INVESTORS VII


By:
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 25th day of March, 1996.

Signature                             Title                         Date



---------------------
D. Russell Burwell               General Partner                March 25, 1996



---------------------
Michael R. Burwell               General Partner                March 25, 1996




---------------------
D. Russell Burwell       President of Gymno Corporation,        March 25, 1996
                         (Principal Executive Officer);
                         Director of Gymno Corporation



---------------------
Michael R. Burwell      Secretary/Treasurer of Gymno            March 25, 1996
                        Corporation (Principal Financial
                        and Accounting Officer);
                        Director of Gymno Corporation