Form 10-Q
period 1996-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 1996-05-09
CIK 854092

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                               March 31, 1996
- --------------------------------------------------------------------------------
Commission file number                            33-30427
- -------------------------------------------------------------------------------

                               REDWOOD MORTGAGE INVESTORS VII
- -------------------------------------------------------------------------------
                 (exact name of registrant as specified in its charter)

       California                                             94-3094928
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation of organization)                               Identification No.

                650 El Camino Real, Suite G, Redwood City, CA. 94063
- -------------------------------------------------------------------------------
                     (address of principal executive office)

                                (415) 365-5341
- -------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     XX                                              NO
- ------------------                                      --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRODDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                NO                            NOT APPLICABLE              X
- ---------          --------------                                 -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE



                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1995 (audited) and
                           March 31, 1996 (unaudited)

                                     ASSETS

                                                    Mar. 31, 1996  Dec.31, 1995
                                                      (unaudited)     (audited)

Cash .................................................$   371,991   $   514,840
                                                      -----------   -----------

Accounts Receivable:
    Mortgage loans, secured by deeds of trust ........12,431,962    12,382,641
    Accrued interest on mortgage loans ...............   979,920       940,541
    Advances on mortgage loans .......................   108,284       110,874
    Other receivables - unsecured ....................   307,667       378,200
                                                      -----------   -----------
                                                      13,827,833    13,812,256

    Less allowance for doubtful accounts .............   190,000       200,000
                                                      ----------   -----------
                                                      13,637,833    13,612,256
                                                      ----------   -----------

Real estate owned, acquired through foreclosure,
    at estimated net realizable value ................ 1,549,111     1,347,997

Investment in Partnership ............................   223,245       223,245
Formation loan due from Redwood Home Loan Co. ........   491,074       517,051
Organization costs, less accumulated amortization
    of $10,102 and $9,734 respectively ...............       -0-           368
                                                      ----------   -----------

                                                     $16,273,254   $16,215,757
                                                     ===========   ===========

                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:
    Notes payable - Bank line of credit .............$ 1,999,500   $ 2,000,000
    Accounts payable and accrued expenses ...........     18,747         1,472
                                                     -----------   -----------
                                                       2,018,247     2,001,472

Partners capital .................................... 14,255,007    14,214,285
                                                     -----------   -----------
                                                     $16,273,254   $16,215.757
                                                     ===========   ===========

See accompanying notes to Financial Statements



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              AND 1995 (unaudited)


                                                       3 mths ended 3 mths ended
                                                        3/31/96      3/31/95
                                                        (unaudited) (unaudited)

Revenues:

  Interest on Mortgage Loans .........................     $357,407     $357,958
  Interest on Bank Deposits ..........................          668        2,240
  Late Charges .......................................        4,168          850
  Miscellaneous ......................................        3,520          397
                                                           --------     --------
                                                            365,763      361,445
                                                           --------     --------

Expenses:

  Interest on note payable - bank ....................       42,547       42,452
  General Partner management fees ....................          -0-          -0-
  Amortization of organization costs .................          368          504
  Clerical  costs through Redwood Home Loan Co. ......        9,782        5,392
  Professional Fees ..................................       16,102       15,692
  Provision for loss on real estate acquired
     through foreclosure and doubtful accounts .......       65,670       67,326
  Electronic data processing .........................          -0-          253
  Other ..............................................        6,559        4,556
                                                           --------     --------
                                                            141,028      136,175
                                                           --------     --------

Net Income ...........................................     $224,735     $225,270
                                                           ========     ========

Net income:  to General Partners (1%) ................     $  2,247     $  2,253
                     to Limited Partners (99%) .......      222,488      223,017
                                                           ========     ========
                                                           $224,735     $225,270
                                                           ========     ========

Net income for $1,000 invested by limited partner
       for entire period
  - where income is reinvested and compounded ........     $  14.71     $  14.68
                                                           ========     ========

  - where Partner received income in monthly
      distributions ..................................     $  14.64     $  14.61
                                                           ========     ========

  See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                      FOR THREE MONTHS ENDED MARCH 31, 1995
                              AND 1996 (unaudited)

                                                           March 31, 1996           March 31, 1995
                                                             (unaudited)             (unaudited)

Cash flows from operating activities:

  Net income: .................................   $224,735   $225,270
  Adjustments to reconcile net income to
    net cash  provided by operating activities:
      Amortization of organization costs ......        368        504
      Increase (decrease) in allowance for
         doubtful accounts ....................   ( 10,000)  (  7,991)
      (Increase) decrease in accrued interest
        and advances ..........................   ( 36,789)  ( 56,811)
       Increase (decrease) in accounts payable
        and accrued expenses ..................     17,275      2,500
       (Increase) decrease in expenses and
         other assets .........................        -0-       -0-
                                                  --------   --------

  Net cash provided by operating activities ...    195,589    163,472
                                                  --------   --------

Cash flows from investing activities:

      Net (increase) decrease in:
        Real estate acquired through
         foreclosure ..........................   (201,114)   368,939
        Mortgage loans ........................   ( 49,321)   334,151
        Formation loans .......................     25,977     22,389
        Partnership interests .................        -0-   (223,245)
        Other accounts receivables-unsecured ..     70,533   ( 25,403)
                                                  --------   --------

          Net cash provided by (used in)
            investing activities ..............   (153,925)   476,831
                                                  --------   --------

Cash flows from financing activities:

       Net increase (decrease) in note
        payable-Bank ..........................   (    500)  (670,000)
       Partners withdrawals ...................   (180,008)  ( 66,207)
       Syndication costs incurred .............        -0-   (    207)
       Early withdrawal penalties, Net ........   (  4,005)  (    392)
                                                  --------   --------

           Net cash provided by (used in)
             financing activities .............   (184,513)  (736,806)
                                                  --------   --------

Net increase (decrease) in cash ...............   (142,849)  ( 96,503)
Cash - beginning of period ....................    514,840    462,681
                                                  --------   --------
Cash - end of period ..........................   $371,991   $366,178
                                                  ========   ========

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
            AND FOR THE THREE MONTHS ENDED MARCH 31, 1996 (unaudited)

                                PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                     UNALLOCATED
                                   GENERAL           LIMITED         SYNDICATION
                                  PARTNERS           PARTNERS           COSTS              TOTAL
                                --------------     -------------    ---------------    --------------

Balances at December 31, 1992        11,987    13,121,673      (277,899)     12,855,761

Net income ..................        11,260     1,114,723          -0-        1,125,983
Allocation of syndication
 costs ......................      (   810)    (  80,190)        81,000             -0-
Early withdrawal penalties ..          -0-     (  23,000)         7,195      (   15,805)
Partners withdrawals ........      ( 10,459)   ( 536,291)           -0-      (  546,750)
                                 -----------   -----------   -----------    -----------

Balances at December 31, 1993        11,978    13,596,915      (189,704)     13,419,189

Net income ..................         9,273       918,018           -0-         927,291
Allocation of syndication
  costs .....................       (   810)    (  80,190)       81,000             -0-
Early withdrawal penalties ..           -0-     (  34,001)       10,635       (  23,666)
Partners withdrawals ........       ( 8,463)    ( 560,753)          -0-       ( 569,216)
                                 -----------    ---------     ---------      -----------

Balances at December 31, 1994        11,978    13,839,989     (  98,069)      13,753,898

Net income ..................         9,120       902,840          -0-           911,960
Allocation of syndication
  costs .....................       (   810)   (   80,190)       81,000              -0-
Early withdrawal penalties ..           -0-    (   10,690)        3,344       (    7,346)
Partners withdrawals ........       ( 8,310)   (  435,917)          -0-       (  444,227)
                                 -----------   -----------   ------------     ----------

Balances at December 31, 1995     $  11,978    $14,214,285    (  13,725)      $14,214,285

Net income ..................         2,247        222,488          -0-          224,735
Allocation of Syndication
  Costs .....................       (   137)    (   13,588)      13,725              -0-
Early withdrawal penalties ..           -0-     (    4,005)         -0-       (    4,005)
Partners withdrawals ........       ( 2,110)    (  177,898)         -0-       (  180,008)
                                 -----------    ----------   ------------   ------------

Balance at March 31, 1996 ...   $    11,978    14,243,029           -0-       14,255,007
                                ===========    ==========   ============   =============





See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                           MARCH 31, 1996 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Partnership loans are being arranged and serviced by Redwood Home Loan Co. (RHL Co.), dba Redwood Mortgage, an affiliate of the General Partners. At December 31, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners with none left in applicant status.

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

A. Sales Commissions - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of the gross proceeds were paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership was authorized to loan to RHL Co. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, RHL Co. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through March 31, 1996, $423,295 including $53,819 in early withdrawal penalties, had been repaid leaving a balance of $491,074.

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

     Organization costs of $10,102 and syndication costs of $415,692 were incurred by the Partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the Partners. As of March 31, 1996, both, the Organization and Syndication Costs were fully amortized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and amortized over a five year period. Syndication costs were charged against partners capital and were allocated to individual partners consistent with the partnership agreement. As of March 31, 1996, both these costs have been fully amortized.

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

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners pro rata share of Partners Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or selected other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

     The interim financial statements dated March 31, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments) necessary to a fair presentation of the financial statements at March 31, 1996 have been made.

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

B. Loan Servicing Fees
     Monthly loan servicing fees are payable to RHL Co. of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Amounts remitted to the Company and recorded as interest on mortgage loans is net of such fees. In 1993, $57,825 of the total loan servicing fees of $116,627 were waived by Redwood Home Loan Co. In 1994, all $124,049 in loan servicing fees were waived. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived and during the three months through March 31, 1996, $14,270 of the total loan servicing fees of $31,481 were also waived by RHL Co.

C. Asset Management Fee
     The General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1995, 1994 and 1993, the asset management fees charged were $-0-, $10,008, and $16,735, respectively. The computed management fees were $ 52,801, $51,519, and $50,360 respectively, with the difference being waived by the General Partners. During the three months through March 31, 1996, management fees totalling $13,380 were also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Home Loan Co. In 1995 and 1993, reimbursed expenses totalled $27,762 and $33,641, respectively. During the quarter under review, Redwood Home Loan Co. was paid $9,782 in operating expenses.

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering were admitted to limited partners capital. As of December 31, 1992 a General Partner, GYMNO Corporation, had contributed $11,998, 1/10 of 1% of limited partner contributions in accordance with Section 4.02(a) of the Partnership Agreement.

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

E. Liquidity, Capital Withdrawals and Early Withdrawals
     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners had no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period. Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period will be permitted only upon the terms set forth above.

     Limited Partners will also have the right after five years from the date of purchase of the Units to withdraw from the partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer.
Notwithstanding the five-year (or longer) withdrawal period, the General partners will liquidate all or part of a Limited Partners capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow.

F. Guaranteed Interest Rate For Offering Period
     During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General Partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. None of 1994 or 1995 was subject to the guarantee. This guarantee is not applicable now.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $223,245 has been invested with that of two other Partnerships (total cost of $941,050) in a partnership which is in the process of constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $307,667 at March 31, 1996.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,000,000 at 1% over prime. The balance outstanding as of March 31, 1996 was $1,999,500, and the interest rate at March 31, 1996 was 9.5% (8.50%
prime + 1%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The mortgage loans are secured by recorded deeds of trust. At March 31, 1996, there were 74 loans outstanding with the following characteristics:

      Number of loans outstanding                               74
      Total loans outstanding                          $12,431,962

      Average loan outstanding                         $   167,999
      Average loan as percent of total                        1.35%
      Average loan as percent of Partners Capital             1.18%

      Largest loan outstanding                            $955,000
      Largest loan as percent of total                        7.68%
      Largest loan as percent of Partners Capital             6.70%

      Number of counties where security is
      located (all California)                                  16
      Largest percentage of loans in one county              24.64%
      Average loan to appraised value of security
      at time loan was consummated                           63.04%
      Number of loans in foreclosure status                      1
      Amount of loan in foreclosure                      $  63,056

     The cash balance at March 31, 1996 of $371,991 was in three banks with interest bearing balances totalling $351,907. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $251,907.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totalled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 1996, Partners Capital totalled $14,255,007.

     The Partnership began funding mortgage investments on December 27, 1989 and as of March 31, 1996 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.40%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly from its current rate.

     The Partnership has a line of credit with a commercial bank secured by its mortgage loans to a limit of $2,000,000, at a variable interest rate set at one percent above the prime rate. Currently, it has borrowed $1,999,500. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield because most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of March 31, 1996, the Partnership is current with its interest payments on the line of credit.

     California has been experiencing an economic slump over five of the last six years, fueled by a downturn in the aerospace, communications, banking and retail trade industries, and in the federal government sector. This slump has been, and continues to be, reflected in property values, to a greater or lesser degree depending upon location. The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Notes and pay-off on Notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As loan opportunities become available, excess cash and available funds are invested in new loans.

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

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ending March 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING           DESCRIPTION OF COMPENSATION                 AMOUNT
COMPENSATION                  and SERVICES RENDERED
- -------------------------------------------------------------------------------


RHL Co.             Loan servicing fees for servicing loan            $17,211
                    ($14,270 waived by the General Partners.)

General Partners
&/or Affiliates     Asset Management Fee for managing assets          $   -0-
                    ($13,380 waived by the General Partners).

General Partners    1% interest in profits, losses and distributions
                          of cash available for distribution          $ 2,247
                         Less allocation for Syndication Costs        $   137
                                                                   -----------
                                                                      $ 2,110


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):

RHL Co.             Loan Brokerage  Commissions  for services
                    in connection  with the review, selection,
                    evaluation, negotiation, and extension of
                    the Partnership Loans paid by the borrower
                    and not by the Partnership.                      $140,440

RHL Co.             Processing  and Escrow Fees for services
                    in connection with notary,document preparation,
                    credit investigation, and escrow fees payable
                    by  the borrower and not by the Partnership     $   1,582


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

                   LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 1996

                             Partnership Highlights

Loan to Value Ratios

First Trust Deeds                                                $4,188,464.34
Appraised Value of Properties *                                   9,536,910.00
   Total Investment as a % of Appraisal                                  43.92%

First Trust Deed Loans                                            4,188,464.34
Second Trust Deed Loans                                           7,265,987.53
Third Trust Deed Loans                                              783,222.98
Fourth Trust Deed Loans  **                                         194,286.88
                                                              -----------------
                                                                $12,431,961.73

First Trust Deeds due other Lenders                              28,164,224.00
Second Trust Deeds due other Lenders                              1,194,402.00
Third Trust Deeds due other Lenders                                 142,858.00
                                                              -----------------

Total Debt                                                      $41,933,445.73

   Appraised Property Value *                                    66,514,042.00
   Total Investment as a % of Appraisal                                  63.04%

Number of Loans Outstanding                                                 74

Average Investment                                                $ 167,999.48
Average Investment as a % of Net Assets                                   1.18%
Largest Investment Outstanding                                    $ 955,000.00
Largest Investment as a % of Net Assets                                   6.70%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                   33.69%
Second Trust Deed Loans                                                  58.45%
Third Trust Deed Loans                                                    6.30%
Fourth Trust Deed Loans                                                   1.56%
                                                            -------------------
Total                                                                   100.00%

Loans by Type of Property                      Amount               Percent

Owner Occupied Homes                        $  2,406,884.37              19.36%
Non Owner Occupied Homes                         492,385.49               3.96%
Apartments                                       848,941.99               6.83%
Commercial                                     8,683,749.88              69.85%
                                              -------------           ---------
Total                                        $12,431,961.73             100.00%

Statement of Conditions of Loans
         Number of Loans in Foreclosure                                1

     *Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

County                               Total Loans            Percent

Santa Clara                       $ 3,062,750.00             24.64%
San Mateo                           2,492,545.70             20.05%
San Francisco                       1,950,112.11             15.69%
Alameda                             1,179,340.65              9.49%
Contra Costa                        1,146,432.93              9.22%
Stanislaus                            830,031.39              6.68%
Sonoma                                377,531.90              3.04%
Monterey                              285,129.16              2.29%
El Dorado                             276,493.42              2.22%
Marin                                 211,823.42              1.70%
Sacramento                            182,246.57              1.47%
Santa Barbara                         123,372.52              0.99%
Solano                                104,939.43              0.84%
Santa Cruz                             58,930.42              0.47%
Miscellaneous ***                     150,282.11              1.21%
                                -----------------        -----------

Total                             $ 12,431,961.73            100.00%


     ** Redwood Mortgage Investors VII, together with other Redwood Partnerships, holds a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. Besides the borrower paying a fixed interest rate of 12.25%, the partnership and other lenders will also be entitled to share in profits generated by the corporation with respect to the secured property. The affiliates of the Partnership had entered into previous loan transactions with this borrower which had been concluded successfully, resulting in additional revenue beyond interest payments for the affiliates involved.

 *** Tuoloume, Shasta

                                     PART 2
                                OTHER INFORMATION

         Item 1.           Legal Proceedings

                           None, where the Partnership is a defendant.
                           Please refer to Note 6 of Notes to Financial
                           Statements.

         Item 2.           Changes in the Securities

                                    Not Applicable

         Item 3.           Defaults upon Senior Securities

                                    Not Applicable

         Item 4.           Submission of Matters to a Vote of Security Holders

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the nine month period ending March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of May, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of May, 1996.

Signature                         Title                                Date



- ---------------------
D. Russell Burwell           General Partner                     May 3, 1996



- ---------------------
Michael R. Burwell           General Partner                     May 3, 1996




- ---------------------
D. Russell Burwell      President of Gymno Corporation,          May 3, 1996
                        (Principal Executive Officer);
                        Director of Gymno Corporation



- ---------------------
 Michael R. Burwell      Secretary/Treasurer of Gymno            May 3, 1996
                        Corporation (Principal Financial
                           and Accounting Officer);
                         Director of Gymno Corporation