Form 10-Q
period 1996-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 1996-08-07
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended               June 30, 1996
- -------------------------------------------------------------------------------
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

                             NOT APPLICABLE
- -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         XX                              NO
   -------------------                          --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRODDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                      NO                    NOT APPLICABLE          X
   --------------          --------------                       -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.

                                 NOT APPLICABLE

                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1995 (audited) and
                            June 30, 1996 (unaudited)

                                     ASSETS

                                                   June 30, 1996 Dec.31, 1995
                                                    (unaudited)   (audited)

Cash ..............................................$   708,064   $   514,840
                                                   -----------   -----------

Accounts Receivable:
    Mortgage loans, secured by deeds of trust ......12,156,041    12,382,641
    Accrued interest on mortgage loans ............. 1,012,541       940,541
    Advances on mortgage loans .....................   121,889       110,874
    Other receivables - unsecured ..................   307,067       378,200
                                                    -----------   -----------
                                                    13,597,538    13,812,256

    Less allowance for doubtful accounts ...........   204,000       200,000
                                                    -----------   -----------
                                                    13,393,538    13,612,256
                                                    -----------   -----------

Real estate owned, acquired through foreclosure,
    at estimated net realizable value .............. 1,468,190     1,347,997

Investment in Partnership ...........................  223,245       223,245
Formation loan due from Redwood Home Loan Co. .......  464,165       517,051
Organization costs, less accumulated amortization
    of $10,102 and $9,734 respectively ..............      -0-           368
                                                      -----------   -----------

                                                     $16,257,202   $16,215,757
                                                     ===========   ===========

                        LIABILITIES AND PARTNERS CAPITAL

Liabilities:
    Notes payable - Bank line of credit .............$ 1,999,500   $ 2,000,000
    Accounts payable and accrued expenses ...........      1,472         1,472
                                                     -----------   -----------
                                                       2,000,972     2,001,472

Partners capital .................................... 14,256,230    14,214,285
                                                     -----------   -----------

                                                     $16,257,202   $16,215.757
                                                     ===========   ===========

See accompanying notes to Financial Statements


                                           REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                               STATEMENTS OF INCOME
                                 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1996
                                               AND 1995 (unaudited)
                                            6 months ended    6 months ended   3 months ended    3 months ended
                                             June 30, 1996    June 30, 1995    June 30, 1996     June 30, 1995
                                              (unaudited)      (unaudited)       (unaudited)     (unaudited)

Revenues:
    Interest on mortgage loans ..............$  714,143         $703,940         $356,736        $ 345,982
    Interest on bank deposits ...............     2,851            4,354            2,183            2,114
    Late Charges ............................     8,366            3,301            4,198            2,451
    Miscellaneous ...........................     6,165              719            2,645              322
                                               --------         --------         --------         --------
                                                731,525          712,314          365,762          350,869
                                               --------         --------         --------         --------

Expenses:
    Interest on note payable - bank .........    88,659           78,231           46,112           35,779
    General Partner management fees .........       -0-              -0-              -0-              -0-
    Amortization of organization costs .......      368            1,008              -0-              504
    Clerical costs through Redwood Home .....
      Loan Co................................    20,294           10,713           10,512            5,321
     Professional Fees ......................    17,164           17,002            1,062            1,310
    Provision for  loss on real estate
     acquired through foreclosure and
     doubtful accounts.......................   157,661          140,735           91,991           73,409
    Electronic Processing ..................        -0-            2,280              -0-            2,027
    Other ..................................     11,104            9,845            4,545            5,289
                                               --------         --------         --------         --------
                                                295,250          259,814          154,222          123,639
                                               --------         --------         --------         --------

Net income .................................  $ 436,275         $452,500         $211,540         $227,230
                                               ========         ========         ========         ========

Net income:  to General Partners (1%) ....... $   4,363         $  4,525         $  2,116         $  2,272
Net income:  to Limited Partners (99%) ......  $431,912         $447,975         $209,424         $224,958
                                               ========         ========         ========         ========
                                               $436,275         $452,500         $211,540         $227,230
                                               ========         ========         ========         ========

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded  $  29.64         $  29.57         $  14.72         $  14.70
                                               --------         --------         --------         --------
  - where partner receives income in monthly
       distributions ........................  $  29.28         $  29.21         $  14.65         $  14.60
                                               --------         --------         --------         --------

See accompanying notes to Financial Statements



                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                                        FOR SIX MONTHS ENDED JUNE 30, 1995
                                               AND 1996 (unaudited)

                                                            June 30, 1996       June 30, 1995
                                                             (unaudited)         (unaudited)

Cash flows from operating activities:

  Net income: ................................................     $436,275     $452,500
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of organization costs .....................          368        1,008
      Increase (decrease) in allowance for
         doubtful accounts ...................................        4,000          392
      (Increase) decrease in accrued interest and
         advances ............................................     ( 83,015)    (147,986)
       Increase (decrease) in accounts payable and
         accrued expenses ....................................          -0-     (  7,164)
       (Increase) decrease in expenses and
         other assets ........................................          -0-          -0-
                                                                    --------     --------

  Net cash provided by operating activities ..................      357,628      298,750
                                                                   --------      -------

Cash flows from investing activities:

      Net (increase) decrease in:
        Real estate acquired through foreclosure .............   (  120,193)     583,541
        Mortgage loans .......................................      226,600     (298,803)
        Formation loans ......................................       52,886       37,356
        Partnership interests ................................          -0-     (223,244)
        Other accounts receivables - unsecured ...............       71,133     ( 19,093)
                                                                   --------      -------

          Net cash provided by (used in)
            investing activities .............................      230,426       79,757
                                                                   --------      -------

Cash flows from financing activities:

       Net increase (decrease) in note payable-Bank ..........    (     500)    (299,630)
       Partners  withdrawals .................................    ( 385,388)    (143,881)
       Syndication costs incurred ............................          -0-          -0-
       Early withdrawal penalties, Net .......................    (   8,942)    (    736)
                                                                    --------     -------

           Net cash provided by (used in)
             financing activities ............................     (394,830)    (444,247)
                                                                    --------     -------

Net increase (decrease) in cash ..............................      193,224     ( 65,740)
Cash - beginning of period ...................................      514,840      462,681
                                                                   --------      -------
Cash - end of period .........................................     $708,064     $396,941
                                                                    ========     =======

See accompanying notes to Financial Statements



                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                               FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
                              AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 (unaudited)

                                                          PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                     UNALLOCATED
                                   GENERAL           LIMITED         SYNDICATION
                                  PARTNERS           PARTNERS           COSTS              TOTAL
                                --------------     -------------    ---------------    --------------

Balances at December 31, 1992 .................   $    11,987   $13,121,673      $(277,899)   $12,855,761

Net income ....................................        11,260     1,114,723            -0-      1,125,983
Allocation of syndication costs................   (       810)  (    80,190)        81,000            -0-
Early withdrawal penalties ....................           -0-   (    23,000)         7,195    (    15,805)
Partners withdrawals .........................    (    10,459)  (   536,291)           -0-    (   546,750)
                                                   -----------   -----------      -----------   -----------

Balances at December 31, 1993 .................        11,978    13,596,915        (189,704)    13,419,189

Net income ....................................         9,273       918,018             -0-        927,291
Allocation of syndication costs................   (       810)  (    80,190)         81,000            -0-
Early withdrawal penalties ....................           -0-   (    34,001)         10,635    (    23,366)
Partners withdrawals...........................   (     8,463)  (   560,753)            -0-    (   569,216)
                                                   -----------   -----------     -----------   -----------

Balances at December 31, 1994 .................        11,978    13,839,989        ( 98,069)    13,753,898

Net income ....................................         9,120       902,840             -0-        911,960
Allocation of syndication costs ..............    (       810)   (   80,190)         81,000            -0-
Early withdrawal penalties ....................           -0-    (   10,690)          3,344    (     7,346)
Partners withdrawals .........................    (      8,310)  (  435,917)            -0-    (   444,227)
                                                    -----------   -----------      -----------   -----------
Balances at December 31, 1995 .................        11,978     14,216,032       ( 13,725)     14,214,285

Net income ....................................         4,363        431,912            -0-         436,275
Allocation of Syndication Costs................    (      138)   (    13,587)        13,725             -0-
Early withdrawal penalties ....................           -0-    (     8,942)           -0-     (     8,942)
Partners withdrawals ..........................    (    4,225)   (   381,163)           -0-     (   385,388)
                                                   -----------    -----------    -----------     -----------

Balance at June 30, 1996 ......................    $   11,978     $14,244,252           -0-      $14,256,230
                                                  ===========    ============    ===========     ===========














See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                            JUNE 30, 1996 (unaudited)


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

A. Sales Commissions - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of the gross proceeds were paid by RHL Co., an affiliate of the General Partners that arranges and services the mortgage loans. To finance the sales commissions, the Partnership was authorized to loan to RHL Co. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, over a ten year period commencing January 1, 1992. At December 31, 1992, RHL Co. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through June 30, 1996, $450,204 including $58,756 in early withdrawal penalties, had been repaid leaving a balance of $464,165.

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

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and amortized over a five year period. Syndication costs were charged against partners capital and were allocated to individual partners consistent with the partnership agreement. As of March 31, 1996, these costs have been fully amortized.

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

     Mortgage loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage loan system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

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

     The interim financial statements dated June 30, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments) necessary to a fair presentation of the financial statements at June 30, 1996 have been made.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are paid to the General Partners and/or related parties.

A. Loan Brokerage Commissions
     Loan brokerage commissions are paid for services in connection with the review, selection, evaluation, negotiation and extension of Partnership loans in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, loan brokerage commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the partnership.

B. Loan Servicing Fees
     Monthly loan servicing fees are payable to RHL Co. of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Amounts remitted to the Company and recorded as interest on mortgage loans is net of such fees. In 1993, $57,825 of the total loan servicing fees of $116,627 were waived by Redwood Home Loan Co. In 1994, all $124,049 in loan servicing fees were waived. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived and during the six months through June 30, 1996, $26,934 of the total loan servicing fees of $59,667 were also waived by RHL Co.

C. Asset Management Fee
     The General Partners receive a monthly fee for managing the Partnerships loan portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1995, 1994 and 1993, the asset management fees charged were $-0-, $10,008, and $16,735, respectively. The computed management fees were $ 52,801, $51,519, and $50,360 respectively, with the difference being waived by the General Partners. During the six months through June 30, 1996, management fees totalling $26,786 were also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Home Loan Co.) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Home Loan Co. In 1995 and 1993, reimbursed expenses totalled $27,762 and $33,641, respectively. During the six month period under review, Redwood Home Loan Co. was paid $20,294 for operating expenses.

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

E. Liquidity, Capital Withdrawals and Early Withdrawals
     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners had no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period will be permitted only upon the terms set forth above.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $223,245 has been invested with that of two other Partnerships (total cost of $941,050) in a partnership which is in the preliminary process of getting approval to construct approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $307,067 at June 30, 1996.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage loan portfolio up to $2,000,000 at 1% over prime. The balance outstanding as of June 30, 1996 was $1,999,500, and the interest rate at June 30, 1996 was 9.25% (8.25%
prime + 1%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The mortgage loans are secured by recorded deeds of trust. At June 30, 1996, there were 68 loans outstanding with the following characteristics:

   Number of loans outstanding                               68
   Total loans outstanding                          $12,156,041

   Average loan outstanding                         $   178,765
   Average loan as percent of total                        1.47%
   Average loan as percent of Partners Capital             1.25%

   Largest loan outstanding                             $955,000
   Largest loan as percent of total                         7.86%
   Largest loan as percent of Partners Capital              6.70%

   Number of counties where security is
    located (all California)                                  16
   Largest percentage of loans in one county               24.36%
   Average loan to appraised value of security
     at time loan was consummated                          65.96%
   Number of loans in foreclosure status                       7
   Amount of loans in foreclosure                      $1,461,511

     The cash  balance  at June 30,  1996 of  $708,064  were in two  banks  with
interest  bearing  balances   totalling  $663,965  The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $563,965.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totalled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At June 30, 1996, Partners Capital totalled $14,256,230.

     The Partnership began funding mortgage investments on December 27, 1989 and as of June 30, 1996 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.31%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New loans are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing loans, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly higher from its current rate.

     The Partnership has a line of credit with a commercial bank secured by its mortgage loans to a limit of $2,000,000, at a variable interest rate set at one percent above the prime rate. Currently, it has borrowed $1,999,500. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield because most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of June 30, 1996, the Partnership is current with its interest payments on the line of credit.

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

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in the first half of 1996, and the State is well - positioned for fast growth in the second half of the year. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity. Which of course, is healthy for our lending activity.

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ending June 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING         DESCRIPTION OF COMPENSATION                   AMOUNT
COMPENSATION             and SERVICES RENDERED
- -------------------------------------------------------------------------------


RHL Co.              Loan servicing fees for servicing loans          $32,733
                     ($26,934 waived by the General Partners.)

General Partners
 &/or Affiliates     Asset Management Fee for managing assets         $   -0-
                     ($26,786 waived by the General Partners).

General Partners     1% interest in profits, losses and distributions
                        of cash available for distribution            $ 4,363
                       Less allocation for Syndication Costs          $   138
                                                                     -----------
                                                                      $ 4,225


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):

RHL Co.              Loan Brokerage  Commissions  for services
                     in connection  with the review,selection,
                     evaluation, negotiation, and extension of
                     the Partnership Loans paid by the borrower
                     and not by the Partnership.                     $140,440

RHL Co.              Processing and Escrow Fees for services in
                     connection with notary, document preparation,
                     credit investigation, and escrow fees payable
                     by the borrower and not by the Partnership     $   1,582


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

                                    LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 1996

                                              Partnership Highlights

Loan to Value Ratios

First Trust Deeds                                                $3,761,320.17
Appraised Value of Properties *                                   8,063,919.00
   Total Investment as a % of Appraisal                                  46.64%

First Trust Deed Loans                                            3,761,320.17
Second Trust Deed Loans                                           7,473,010.02
Third Trust Deed Loans                                              724,150.25
Fourth Trust Deed Loans  **                                         197,560.33
                                                              -----------------
                                                                $12,156,040.77

First Trust Deeds due other Lenders                              26,415,999.00
Second Trust Deeds due other Lenders                                979,402.00
Third Trust Deeds due other Lenders                                 142,858.00
                                                              -----------------

Total Debt                                                      $39,694,299.77

   Appraised Property Value *                                    60,175,032.00
   Total Investment as a % of Appraisal                                  65.96%

Number of Loans Outstanding                                                 68

Average Investment                                                 $178,765.31
Average Investment as a % of Net Assets                                   1.25%
Largest Investment Outstanding                                     $955,000.00
Largest Investment as a % of Net Assets                                   6.70%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                   30.94%
Second Trust Deed Loans                                                  61.48%
Third Trust Deed Loans                                                    5.96%
Fourth Trust Deed Loans                                                   1.62%
                                                              -----------------
Total                                                                   100.00%

Loans by Type of Property                      Amount               Percent

Owner Occupied Homes                          $1,984,458.19              16.32%
Non Owner Occupied Homes                         515,879.72               4.24%
Apartments                                     1,211,565.88               9.97%
Commercial                                     8,444,136.98              69.47%
                                             -------------    ------------------
Total                                        $12,156,040.77             100.00%

Statement of Conditions of Loans
         Number of Loans in Foreclosure                                7

     *Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

County                              Total Loans            Percent

Santa Clara                       $2,961,388.30             24.36%
San Mateo                          2,215,830.97             18.23%
San Francisco                      2,176,579.52             17.91%
Alameda                            1,157,876.86              9.53%
Contra Costa                       1,147,893.33              9.44%
Stanislaus                           830,031.39              6.83%
Sonoma                               377,308.88              3.10%
Monterey                             308,912.99              2.54%
El Dorado                            276,493.42              2.27%
Sacramento                           207,246.57              1.71%
Santa Barbara                        123,121.62              1.01%
Solano                               104,887.23              0.86%
Marin                                 63,014.43              0.52%
Santa Cruz                            56,040.25              0.46%
Miscellaneous ***                    149,415.01              1.23%
                                   -----------------        -----------

Total                             $12,156,040.77            100.00%


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

*** Tuolume, Shasta

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the six month period ending June 30, 1996.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of August, 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of August, 1996.

Signature                   Title                                Date



- --------------------
D. Russell Burwell      General Partner                       August 3, 1996



- --------------------
Michael R. Burwell      General Partner                       August 3, 1996




- ---------------------
D. Russell Burwell      President of Gymno Corporation,       August 3, 1996
                        (Principal Executive Officer);
                        Director of Gymno Corporation



- ----------------------
Michael R. Burwell      Secretary/Treasurer of Gymno          August 3, 1996
                        Corporation (Principal Financial
                        and Accounting Officer);
                        Director of Gymno Corporation