Form 10-Q
period 1996-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 1996-11-13
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended              September 30, 1996
-------------------------------------------------------------------------------
Commission file number           33-30427
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

   California                                          94-3094928
-------------------------------------------------------------------------------
(State or other jurisdiction of                      I.R.S. Employer
incorporation of organization)                      Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
-------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
-------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     XX                                             NO
------------------                                     --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                       NO                NOT APPLICABLE       X
----------               ----------                        -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE

                                    Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1995 (audited) and
                         September 30, 1996 (unaudited)

                                     ASSETS

                                                                                                    Sept. 30, 1996      Dec.31, 1995
                                                                                                     (unaudited)         (audited)

Cash .......................................................................................         $   728,482         $   514,840
                                                                                                     -----------         -----------

Accounts Receivable:
    Mortgage investments, secured by deeds of trust ........................................          10,795,997          12,382,641
    Accrued interest on mortgage investments ...............................................             223,680             940,541
    Advances on mortgage investments .......................................................              19,748             110,874
    Other receivables - unsecured ..........................................................             306,467             378,200
                                                                                                     -----------         -----------
                                                                                                      11,345,892          13,812,256

    Less allowance for doubtful accounts ...................................................             226,122             200,000
                                                                                                     -----------         -----------
                                                                                                      11,119,770          13,612,256
                                                                                                     -----------         -----------

Real estate owned, acquired through foreclosure,
    at estimated net realizable value ......................................................           1,682,983           1,347,997

Investment in Partnership ..................................................................             223,929             223,245
Formation loan due from Redwood Home Loan Co. ..............................................             435,291             517,051
Organization costs, less accumulated amortization
    of $10,102 and $9,734 respectively .....................................................                0.00                 368
                                                                                                     -----------         -----------

                                                                                                     $14,190,455         $16,215,757
                                                                                                     ===========         ===========

                                         LIABILITIES AND PARTNERS CAPITAL

Liabilities:
    Note payable - bank line of credit .....................................................         $      0.00         $ 2,000,000
    Accounts payable and accrued expenses ..................................................               1,472               1,472
                                                                                                     -----------         -----------
                                                                                                           1,472           2,001,472

Partners capital ...........................................................................          14,188,983          14,214,285
                                                                                                     -----------         -----------

                                                                                                     $14,190,455         $16,215.757
                                                                                                     ===========         ===========

See accompanying notes to Financial Statements

                                           REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                               STATEMENTS OF INCOME
                              FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996
                                               AND 1995 (unaudited)
                                                               9 months ended    9 months ended    3 months ended     3 months ended
                                                               Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1996     Sept. 30, 1995
                                                                 (unaudited)       (unaudited)       (unaudited)        (unaudited)

Revenues:
    Interest on mortgage investmentss ......................        $1,083,669         1,026,759           369,526           322,819
    Interest on bank deposits ..............................             4,461             6,965             1,610             2,611
    Late Charges ...........................................            13,817             6,566             5,451             3,265
    Miscellaneous ..........................................            20,779             1,130            14,614               411
                                                                    ----------        ----------        ----------        ----------
                                                                     1,122,726         1,041,420           391,201           329,106
                                                                    ----------        ----------        ----------        ----------


Expenses:
    Interest on note payable - bank ........................           127,066           117,277            38,407            39,046
    General Partner management fees ........................              0.00              0.00              0.00              0.00
    Amortization of organization costs .....................               368             1,512              0.00               504
    Clerical costs through Redwood Home ....................            30,758            19,051            10,464             8,338
Loan Co. ...................................................
    Professional Fees ......................................            17,637            18,366               473             1,364
    Provision for  loss on real estate acquired
      through foreclosure and doubtful accounts.............           285,591           188,095           127,930            47,360
    Electronic Processing ..................................              0.00             2,280              0.00              0.00
    Other ..................................................            13,647            13,149             2,543             3,304
                                                                    ----------        ----------        ----------        ----------
                                                                       475,067           359,730           179,817            99,916
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  647,659           681,690           211,384           229,190
                                                                    ==========        ==========        ==========        ==========

Net income:  to General Partners (1%) ......................        $    6,476             6,816             2,113             2,292
Net income:  to Limited Partners (99%) .....................           641,183           674,874           209,271           226,898
                                                                    ==========        ==========        ==========        ==========
                                                                       647,659           681,690           211,384           229,190
                                                                    ==========        ==========        ==========        ==========

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded...............        $    44.78        $    44.68        $    14.71        $    14.68
                                                                    ----------        ----------        ----------        ----------
  - where partner receives income in monthly
       distributions .......................................        $    43.92        $    43.82        $    14.63        $    14.60
                                                                    ----------        ----------        ----------        ----------

See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                                     FOR NINE MONTHS ENDED SEPTEMBER 30, 1995
                                               AND 1996 (unaudited)
                                                                                             Sept. 30, 1996           Sept. 30, 1995
                                                                                               (unaudited)              (unaudited)

Cash flows from operating activities:

  Net income .......................................................................            $   647,659             $   681,690
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of organization costs .............................................                    368                   1,512
    Increase (decrease) in allowance for doubtful accounts .........................                 26,122                 (88,973)
    (Increase) decrease in accrued interest and advances ...........................                807,987                (190,598)
     Increase (decrease) in accounts payable and
         accrued expenses ..........................................................                   0.00                  (7,164)
                                                                                                -----------             -----------

  Net cash provided by operating activities ........................................              1,482,136                 396,467
                                                                                                -----------             -----------

Cash flows from investing activities:

      Net (increase) decrease in:
        Real estate acquired through foreclosure ...................................               (334,986)                492,837
        Mortgage investments .......................................................              1,586,644                (947,722)
        Formation loans ............................................................                 81,760                  48,460
        Partnership interests ......................................................                   (684)               (223,244)
        Other accounts receivables - unsecured .....................................                 71,733                  30,957
                                                                                                -----------             -----------

     Net cash provided by (used in)investing activities ............................              1,404,467                (598,712)
                                                                                                -----------             -----------

Cash flows from financing activities:

       Net increase (decrease) in note payable-bank ................................             (2,000,000)                 70,370
       Partners withdrawals ........................................................               (657,117)               (276,236)
       Early withdrawal penalties, Net .............................................                (15,844)                 (4,516)
                                                                                                -----------             -----------

    Net cash provided by (used  in) financing activities ...........................             (2,672,961)               (210,382)
                                                                                                -----------             -----------

Net increase (decrease) in cash ....................................................                213,642                (412,627)
Cash - beginning of period .........................................................                514,840                 462,681
                                                                                                ===========             ===========
Cash - end of period ...............................................................                728,482                  50,054
                                                                                                ===========             ===========


See accompanying notes to Financial Statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                               FOR THE THREE YEARS ENDED DECEMBER 31, 1995 (audited)
                           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (unaudited)

                                                          PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                                                      UNALLOCATED
                                                             GENERAL              LIMITED             SYNDICATION
                                                            PARTNERS             PARTNERS                COSTS               TOTAL
                                                          ----------          ------------        ---------------      ------------

Balances at December 31, 1992 ..................        $     11,987         $ 13,121,673         $   (277,899)        $ 12,855,761

Net income .....................................              11,260            1,114,723                 0.00            1,125,983
Allocation of syndication costs ................                (810)             (80,190)              81,000                 0.00

Early withdrawal penalties .....................                0.00              (23,000)               7,195              (15,805)
Partners withdrawals ...........................             (10,459)            (536,291)                0.00             (546,750)
                                                        ------------         ------------         ------------         ------------

Balances at December 31, 1993 ..................              11,978           13,596,915             (189,704)          13,419,189

Net income .....................................               9,273              918,018                 0.00              927,291
Allocation of syndication costs ................                (810)             (80,190)              81,000                 0.00
Early withdrawal penalties .....................                0.00              (34,001)              10,635              (23,366)
Partners  withdrawals ..........................              (8,463)            (560,753)                0.00             (569,216)
                                                        ------------         ------------         ------------         ------------

Balances at December 31, 1994 ..................              11,978           13,839,989              (98,069)          13,753,898

Net income .....................................               9,120              902,840                 0.00              911,960
Allocation of syndication costs ................                (810)             (80,190)              81,000                 0.00
Early withdrawal penalties .....................                0.00              (10,690)               3,344               (7,346)
Partners  withdrawals ..........................              (8,310)            (435,917)                0.00             (444,227)
                                                        ------------         ------------         ------------         ------------

Balances at December 31, 1995 ..................              11,978           14,216,032              (13,725)          14,214,285

Net income .....................................               6,476              641,183                 0.00              647,659
Allocation of Syndication Costs ................                (138)             (13,587)              13,725                 0.00
Early withdrawal penalties .....................                0.00              (15,844)                0.00              (15,844)
Partners  withdrawals ..........................              (6,339)            (650,778)                0.00             (657,117)
                                                        ------------         ------------         ------------         ------------

Balance at September 30, 1996 ..................        $     11,977         $ 14,177,006                 0.00         $ 14,188,983
                                                        ============         ============         ============         ============














See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1995 (audited) and
                         SEPTEMBER 30, 1996 (unaudited)


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co., dba Redwood Mortgage, (RHL Co.) an affiliate of the General Partners. At December 31, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

     A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000) were offered through qualified broker-dealers. As mortgage investments were identified, partners were transferred from applicant status to admitted partners participating in mortgage investment operations. Each months income is allocated to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan
     Sales commissions ranging from 0% (units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the mortgage investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through September 30, 1996, $479,078 including $65,658 in early withdrawal penalties, had been repaid leaving a balance of $435,291

B. Other Organizational and Offering Expenses
     Organizational and offering expenses, other than sales commissions, (including printing costs, attorney and accountant fees, and other costs), were paid by the Partnership. Such costs were limited to 10% of the gross proceeds of the offering or $500,000 whichever was less. The General Partners were to pay any amount of such expenses in excess of 10% of the gross proceeds or $500,000.

     Organization costs of $10,102 and syndication costs of $415,692 were incurred by the Partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the Partners. Both the Organization and Syndication Costs have been fully amortized and allocated to the Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and expenses are accounted for on the accrual basis of accounting.

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and amortized over a five year period. Syndication costs were charged against partners capital and were allocated to individual partners consistent with the partnership agreement. These costs have been fully amortized and allocated.

     Property acquired through foreclosure will be held for sale at its estimated market value. Such property is recorded at cost which includes the principal balance of the former mortgage investment made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

     Mortgage investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the mortgage investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate to provide for unrecoverable accounts receivable.

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

     The interim financial statements, dated September 30, 1996, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments) necessary to a fair presentation of the financial statements at September 30, 1996 have been made.

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

B. Loan Servicing Fees
     Monthly loan servicing fees are payable to Redwood Mortgage of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the investment is located. Amounts remitted to the Company and recorded as interest on mortgage investments is net of such fees. In 1993, $57,825 of the total loan servicing fees of $116,627 were waived by Redwood Mortgage. In 1994, all $124,049 in loan servicing fees were waived. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived and during the nine months through September 30, 1996, $55,079 of the total loan servicing fees of $152,347 were also waived by RHL Co.

C. Asset Management Fee
     The General Partners receive a monthly fee for managing the Partnerships mortgage investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1995, 1994 and 1993, the asset management fees charged were $-0-, $10,008, and $16,735, respectively. The computed management fees were $ 52,801, $51,519, and $50,360 respectively, with the difference being waived by the General Partners. During the nine months through September 30, 1996, management fees totalling $40,193 were also waived by the General Partners.

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

F. Operating Expenses
     The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Mortgage. In 1995 and 1993, reimbursed expenses totalled $27,762 and $33,641, respectively. During the nine month period under review, Redwood Mortgage was paid $30,758 for operating expenses.

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering were admitted to limited partners capital. As of December 31, 1992 a General Partner, GYMNO Corporation, had contributed $11,998, 1/10 of 1% of limited partner contributions in accordance with Section 4.02(a) of the Partnership Agreement.

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status
     Subscription funds received from purchasers of units were not admitted to the Partnership until appropriate lending opportunities were available. During the period prior to the time of admission, which ranged between 1-120 days, purchasers subscriptions remained irrevocable and earned interest at money market rates, which were lower than the return on the Partnerships mortgage investment portfolio.

     Interest earned prior to admission was credited to partners in applicant status. As mortgage investments were made and partners were transferred to regular status to begin sharing in income from mortgage investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to PartnersCapital along with the original investment.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $223,929 has been invested with that of two other Partnerships (total cost of $943,920) in a partnership which is in the preliminary process of obtaining approval to construct approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $306,467 at September 30, 1996.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTES PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its mortgage investment portfolio up to $3,000,000 at 1/2% over prime. The balance outstanding as of September 30, 1996 was $0.00, and the interest rate at September 30, 1996 was 8.75% (8.25% prime + 1/2%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The mortgage investments are secured by recorded deeds of trust. At September 30, 1996, there were 65 mortgage investments outstanding with the following characteristics:

Number of mortgage investments outstanding                                  65
Total mortgage investments outstanding                             $10,795,997

Average mortgage investment outstanding                               $166,092
Average mortgage investment as percent of total                          1.54%
Average mortgage investment as percent of Partners Capital               1.17%

Largest mortgage investment outstanding                               $955,000
Largest mortgage investment as percent of total                          8.85%
Largest mortgage investment as percent of Partners Capital               6.73%

Number of counties where security is
   located (all California)                                                 16
Largest percentage of mortgage investments in one county                26.48%
Average mortgage investment to appraised value of security
    at time mortgage investment was consummated                         64.89%
Number of mortgage investments in foreclosure status                         2
Amount of mortgage investments in foreclosure                         $198,200

     The cash balance at September 30, 1996 of $728,482 was in two banks with interest bearing balances totalling $658,484. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $558,484.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totalled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 1996, Partners Capital totalled $14,188,983.

     The Partnership began funding mortgage investments on December 27, 1989 and as of September 30, 1996 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.22%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New mortgage investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing mortgage investments, the current and anticipated interest rates to be charged by the Partnerships, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly higher from its current rate.

     The Partnership has a line of credit with a commercial bank secured by its mortgage mortgage investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has repaid the borrowed amount in full. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield because most of the mortgage investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. As a result, once the required principal and interest payments on the line of credit are paid to the bank, the mortgage investments funded using the line of credit generate revenue for the Partnership. As of September 30, 1996, the Partnership is current with its interest payments on the line of credit.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrowers foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of notes and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As mortgage investments opportunities become available, excess cash and available funds are invested in new mortgage investments.

     The General Partners regularly review the mortgage investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners.

     Its now clear the Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in the first half of 1996, and the State is well - positioned for fast growth in the second half of the year. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for our lending activity.

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending September 30, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING        DESCRIPTION OF COMPENSATION                      AMOUNT
COMPENSATION              and SERVICES RENDERED
--------------------------------------------------------------------------------


Redwood Mortgage   Loan servicing fees for servicing loans               $97,268
                   ($55,079 waived by the General Partners.)

General Partners
 &/or Affiliates   Asset Management Fee for managing assets              $  0.00
                   ($40,193 waived by the General Partners).

General Partners  1% interest in profits, losses and distributions
                     of cash available for distribution                  $ 6,476
                    Less allocation for Syndication Costs                $   138
                                                                        --------
                                                                         $ 6,338
                                                                     -----------

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):

Redwood Mortgage   Loan  Brokerage  Commissions  for services
                   in  connection with the review, selection,
                   evaluation,  negotiation, and extension of
                   the  Mortgage Investment  paid  by  the
                   borrower and not by the Partnership.                 $196,065

Redwood Mortgage  Processing and Escrow Fees for services in connection with notary, document preparation,
                  credit investigation, and escrow fees payable
                  by the borrower and not by the Partnership            $  3,615


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1996

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $3,667,840.16
Appraised Value of Properties *                                 7,620,197.00
   Total Investment as a % of Appraisal                               48.13%

First Trust Deed Mortgage Investments                           3,667,840.16
Second Trust Deed Mortgage Investments                          6,207,236.60
Third Trust Deed Mortgage Investments                             723,359.51
Fourth Trust Deed Mortgage Investments  **                        197,560.33
                                                            -----------------
                                                              $10,795,996.60

First Trust Deeds due other Lenders                            21,375,602.00
Second Trust Deeds due other Lenders                              979,402.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $33,293,858.60

   Appraised Property Value *                                  51,304,829.00
   Total Investment as a % of Appraisal                               64.89%

Number of Mortgage Investments Outstanding                                65

Average Investment                                               $166,092.26
Average Investment as a % of Net Assets                                1.17%
Largest Investment Outstanding                                   $955,000.00
Largest Investment as a % of Net Assets                                6.73%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 33.97%
Second Trust Deed Mortgage Investments                                57.50%
Third Trust Deed Mortgage Investments                                  6.70%
Fourth Trust Deed Mortgage Investments                                 1.83%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,772,718.08                   16.42%
Non Owner Occupied Homes                 395,294.88                    3.66%
Apartments                             1,629,449.77                   15.09%
Commercial                             6,998,533.87                   64.83%
                                                             ----------------
                                  ------------------
Total                                $10,795,996.60                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 2

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

Santa Clara                                  $2,859,138.30           26.48%
San Francisco                                 2,103,047.70           19.48%
San Mateo                                     1,512,456.21           14.01%
Contra Costa                                  1,146,135.35           10.62%
Alameda                                         890,157.08            8.25%
Stanislaus                                      830,031.39            7.69%
Sonoma                                          401,238.37            3.72%
El Dorado                                       274,178.59            2.54%
Sacramento                                      206,893.59            1.91%
Santa Barbara                                   122,863.11            1.14%
Solano                                          104,796.30            0.97%
Monterey                                         79,619.05            0.74%
Marin                                            62,950.08            0.58%
Santa Cruz                                       53,951.23            0.50%
Miscellaneous                                   148,540.25            1.37%
                                        -------------------      -----------

Total                                       $10,795,996.60          100.00%


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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the nine month period ending September 30, 1996.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 8th day of November 1996.

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


By:
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 8th day of November, 1996.

Signature                          Title                             Date



-----------------------
D. Russell Burwell            General Partner                   November 8, 1996



-----------------------
Michael R. Burwell            General Partner                   November 8, 1996




----------------------
D. Russell Burwell       President of Gymno Corporation,        November 8, 1996
                         (Principal Executive Officer);
                          Director of Gymno Corporation



---------------------
Michael R. Burwell      Secretary/Treasurer of Gymno            November 8, 1996
                        Corporation (Principal Financial
                         and Accounting Officer);
                        Director of Gymno Corporation