Form 10-K
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1997-03-18
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                                                        Page No.
Item 1 - Business                                                           3
Item 2 - Properties                                                       3-5
Item 3 - Legal Proceedings                                                  5
Item 4 - Submission of Matters to a vote of Security Holders (partners)     6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters    6
Item 6 - Selected Financial Data                                          6-7
Item 7 - Managements Discussion and Analysis of Financial condition
and Results of Operations                                                   8
Item 8 - Financial Statements and Supplementary Data                     9-26
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                       27

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant               27
Item 11 - Executive Compensation                                           28
Item 12 - Security Ownership of Certain Beneficial Owners and management   29
Item 13 - Certain Relationships and Related Transactions                   29

                                     Part IV

Item 14 - Exhibits,Financial Statement Schedules, and Reports on Form 8-K. 9-30

Signatures                                                                 31

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 1996 Commission file number 33-30427
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

     California                                         94-3094928
------------------------- -----------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification)
incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                94063
-------------------------------------------------------------------------------
(address of principal executive offices)                 (zip code)

Registrants telephone No. including area code         (415) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------------------------------------------------------------
Limited Partnership Units                            None
-------------------------------------------------------------------------------

Securities registered pursuant to
Section 12(g) of the Act:                    Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     XXXX                                NO
--------------------------------            -----------------------------

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

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VII, a California limited partnership (the Partnership), was organized in 1989 of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making Mortgage Investments secured by deeds of trust on California real estate. Mortgage Investments are arranged and serviced by Redwood Home Loan Co., dba Redwood Mortgage, an affiliate of the General Partners. The Partnerships objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnerships capital. The Partnerships general business is more fully described under the section entitled Investment Objectives and Criteria pages 26-31 of the Prospectus which is incorporated by reference.

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

     The Partnership began selling units in October, 1989 and began investing in mortgages in December, 1989. At December 31, 1996, the Partnership had a balance in its Mortgage Investments portfolio totalling $12,036,293 with interest rates thereon ranging from 4% to 15.50%.

     Currently, Mortgage Investments secured by First Trust Deeds comprise 34.89% of the Mortgage Investment portfolio followed by Second Trust Deeds of 57.44%, and Third Trust Deeds of 6.01%. A Fourth Trust Deed makes up the balance. Owner-occupied homes, combined with non-owner occupied homes total
23.72 % of the Mortgage Investments. Commercial Mortgage Investments origination increased from last year, now comprising 65.26% of the portfolio, an increase of 10.99%. The past year brought us many outstanding low loan to value lending opportunities in this segment of the market. Mortgage Investment size increased this past year, and is now averaging $169,525 per Mortgage Investment, an increase of $2,192. Some of the larger Mortgage Investments invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 34.24%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more
equity,  the  more  protection  for  the  lender.  The  Partnerships   Mortgage
Investment portfolio is in good condition with five properties in foreclosure.

Item 2 - Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1996, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                   $4,199,551.40
Appraised Value of Properties                        8,799,746.00
  Total Investment as a % of Appraisal                      47.72%
Second Trust Deed Mortgage Investments               6,913,852.90
Third Trust Deed Mortgage Investments                  722,887.23
Fourth Trust Deed Mortgage Investments *               200,001.20
First Trust Deeds due other Lenders                 20,947,294.00
Second Trust Deeds due other Lenders                   979,402.00
Third Trust Deeds due other Lenders                    142,858.00

Total Debt                                         $34,105,846.73

  Appraised Property Value                          51,863,991.00
  Total Investments as a % of Appraisal                     65.76%

Number of Mortgage Investments Outstanding                     71

Average Investment                                     169,525.25
Average Investment as a % of Net Assets                      1.21%
Largest Investment Outstanding                         979,272.93
Largest Investment as a % of Net Assets                      6.99%

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                           34.89%
Second Trust Deeds                                          57.44%
Third Trust Deeds                                            6.01%
Fourth Trust Deeds                                           1.66%
                                                       -----------
Total                                                      100.00%

Mortgage Investments  by                Amount              Percent
Type of Property

Owner Occupied Homes                   $1,742,767.10           14.48%
Non-Owner Occupied Homes                1,112,274.08            9.24%
Apartments                              1,325,871.63           11.02%
Commercial                              7,855,379.92           65.26%
                                   ------------------      -----------

Total                                 $12,036,292.73          100.00%

* Footnotes on following page

     The following is a distribution of Mortgage Investments outstanding as of December 31, 1996 by Counties.

County                           Total Mortgage             Percent
                                   Investments

Santa Clara                         $2,888,907.85            24.00%
San Francisco                        1,950,728.50            16.21%
Stanislaus                           1,665,745.47            13.84%
San Mateo                            1,536,899.28            12.77%
Alameda                              1,233,138.15            10.25%
Contra Costa                         1,147,497.77             9.53%
Sonoma                                 370,953.22             3.08%
El Dorado                              274,178.59             2.28%
Sacramento                             206,893.59             1.72%
Ventura                                195,000.00             1.62%
Santa Barbara                          122,596.76             1.02%
Solano                                 104,713.29             0.87%
Shasta                                  82,407.46             0.68%
Monterey                                79,619.05             0.66%
Tuoloume                                65,213.37             0.54%
Marin                                   62,836.42             0.52%
Santa Cruz                              48,963.96             0.41%
                                ------------------       -----------

Total                              $12,036,292.73           100.00%

     * Redwood Mortgage Investors VII, together with other Redwood Partnerships, hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio on this loan is 76.52%. In addition to the borrower paying an interest rate of 12.25%, the Partnership and other lenders will also participate in profits. The General Partners have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.


Statement of Condition of Mortgage Investments

Number of Mortgage Investments in Foreclosure                   5


Item 3 - Legal Proceedings

     In the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect/recoup its investment from the real property secured by the deeds. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. Management anticipates that the ultimate result of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

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

     Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                  Balance Sheet
                                     Assets

                                                                                                    December 31,
                                                                              ------------------------------------------------------

                                                                                   1996                  1995                  1994
                                                                              --------------       --------------      -------------

Cash .............................................................         $    755,089          $    514,840          $    462,681
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust ................           12,036,293            12,382,641            11,345,566
   Accrued interest and other fees ...............................              264,495               940,541               738,142
   Advances on Mortgage Investments ..............................               41,203               110,874                28,767
   Other receivables - Unsecured .................................              337,242               378,200               359,072
   Less allowance for losses .....................................             (228,647)             (200,000)             (201,608)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value ...............................            1,468,345             1,347,997             2,352,221
Formation loan due from Redwood Mortgage .........................              429,163               517,051               604,939
Partnership Interest .............................................              242,394               223,245                     0
Organization cost net of amortization ............................                    0                   368                 2,384

                                                                           ------------          ------------          ------------
                                                                           $ 15,345,577          $ 16,215,757          $ 15,692,164
                                                                           ------------          ------------          ------------

                                                   Liabilities and Partners Capital

                                                                                                        December 31,
                                                                             -------------------------------------------------------
                                                                                                1996           1995             1994
                                                                                         -----------    -----------      -----------


Liabilities:
Note payable - Bank ................................................................     $ 1,175,000     $ 2,000,000     $ 1,929,630
Accounts payable and accrued expenses ..............................................           1,472           1,472           2,973
Discount of Mortgage Investments ...................................................         154,598               0               0
Due to Related Companies ...........................................................               0               0           5,663
                                                                                         -----------     -----------     -----------
                                                                                         $ 1,331,070     $ 2,001,472     $ 1,938,266

Partners Capital ...................................................................      14,014,507      14,214,285      13,753,898
                                                                                         -----------     -----------     -----------
                                                                                         $15,345,577     $16,215,757     $15,692,164
                                                                                         -----------     -----------     -----------

                                                          Statement of Income

Gross revenue ......................................................................     $ 1,483,233     $ 1,450,487     $ 1,489,882
Expenses ...........................................................................         624,134         538,527         562,591
                                                                                         -----------     -----------     -----------


Net Income .........................................................................     $   859,099     $   911,960     $   927,291
                                                                                         -----------     -----------     -----------

Net income to General Partners (1%) ................................................     $     8,591     $     9,120     $     9,273
                                                                                         ===========     ===========     ===========

Net Income to Limited Partners (99%) ...............................................     $   850,508     $   902,840     $   918,018
                                                                                         ===========     ===========     ===========


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded .....................................     $        60     $        60     $        63
                                                                                         ===========     ===========     ===========

   - where partner receives income in monthly
       distributions ...............................................................     $        59     $        58     $        61
                                                                                         ===========     ===========     ===========

     Net income in 1994 averaged at an annualized yield of 6.28%. In 1995, the annualized yield was 6.00% and in 1996 the annualized yield was 6.02%.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1996, Partners Capital totaled $14,014,507.

     The Partnership began funding Mortgage Investments on December 27, 1989 and as of December 31, 1996 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.14%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly higher from its current rate of 6.02%.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has borrowed $1,175,000. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. Once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of December 31, 1996, the Partnership is current with its interest payments on the line of credit.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

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

     The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California was strong in 1996, and the State is well - positioned for fast growth. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:


      Independent Auditors Report,
      Balance Sheets - December 31, 1996, and December 31, 1995,
      Statements of Income for the three years ended December 31, 1996, Statements of Changes in Partner Capital for the three years ended
       December 31, 1996,
      Statements of Cash Flows for the three years ended December 31, 1996, Notes to Financial Statements - December 31, 1996.

B-Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

      Schedule II Amounts receivable from related parties and underwriters, promoters, and employees other than related parties
      Schedule VIII    Valuation of Qualifying Accounts
      Schedule IX      Short Term Borrowings
      Schedule XII     Mortgage loans on real estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (510) 284-3590




                          INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1996 and 1995 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 1996 and 1995, and the results of its operations and cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




                              /S/ A. Bruce Cropper
                                PARODI & CROPPER








Lafayette, California
February 28, 1997

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                                                            1996                1995
                                                                                                  --------------      --------------



Cash                                                                                                    $755,089            $514,840
                                                                                                   -------------      --------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust ..........................................          12,036,293          12,382,641
  Accrued Interest on Mortgage Investments .................................................             264,495             940,541
  Advances on Mortgage Investments .........................................................              41,203             110,874
  Accounts receivables, unsecured ..........................................................             337,242             378,200
                                                                                                     -----------         -----------
                                                                                                      12,679,233          13,812,256
  Less allowance for doubtful accounts .....................................................             228,647             200,000
                                                                                                     -----------         -----------

                                                                                                      12,450,586          13,612,256
                                                                                                     -----------         -----------

Real estate owned, acquired through foreclosure, at net realizable value ...................           1,468,345           1,347,997
Investment in partnership ..................................................................             242,394             223,245

Formation loan due from Redwood Mortgage ...................................................             429,163             517,051

Organization costs, less accumulated amortization of $10,102 and
   $9,734, respectively ....................................................................                   0                 368
                                                                                                     -----------         -----------

                                                                                                     $15,345,577         $16,215,757
                                                                                                     ===========         ===========


                        LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit ......................................................         $ 1,175,000         $ 2,000,000
  Accounts payable and accrued expenses ....................................................               1,472               1,472
  Deferred Interest ........................................................................             154,598                   0
                                                                                                     -----------         -----------
                                                                                                       1,331,070           2,001,472

Partners Capital ...........................................................................          14,014,507          14,214,285
                                                                                                     -----------         -----------

                                                                                                     $15,345,577         $16,215,757
                                                                                                     ===========         ===========


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------------
                                                                                          1996                1995              1994
                                                                                -------------       -------------     --------------

Revenues:
  Interest on Mortgage Investments ........................................         $1,430,183         $1,430,742         $1,453,969
  Interest on bank deposits ...............................................             10,228              8,407             13,843
  Late charges ............................................................             17,266              9,038             20,232
  Other ...................................................................             25,556              2,300              1,838
                                                                                    ----------         ----------         ----------
                                                                                     1,483,233          1,450,487          1,489,882
                                                                                    ----------         ----------         ----------

Expenses:
  Interest on note payable - bank .........................................            127,454            163,361            135,790
  Clerical costs through Redwood Mortgage .................................             40,874             27,762                  0
  Amortization of organization costs ......................................                368              2,016              2,016
  General partners asset management fee ...................................                  0                  0             10,008
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure ............................            419,437            306,779            335,955
  Professional services ...................................................             18,802             19,557             53,250
  Printing, supplies and postage ..........................................             12,466             14,703             17,282
  Other ...................................................................              4,733              4,349              8,290
                                                                                    ----------         ----------         ----------
                                                                                       624,134            538,527            562,591
                                                                                    ----------         ----------         ----------


Net Income ................................................................         $  859,099         $  911,960         $  927,291
                                                                                    ==========         ==========         ==========

Net income:  To General Partners(1%) ......................................         $    8,591         $    9,120         $    9,273
                     To Limited Partners (99%) ............................            850,508            902,840            918,018
                                                                                    ----------         ----------         ----------
                                                                                  $  859,099         $  911,960         $  927,291
                                                                                    ==========         ==========         ==========

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and  compounded ..........................         $       60         $       60         $       63
                                                                                    ==========         ==========         ==========

     -where partner receives income in monthly distributions ..............         $       59         $       58         $       61
                                                                                    ==========         ==========         ==========


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                        PARTNERS CAPITAL

                                                                                                      UNALLOCATED
                                                              GENERAL             LIMITED             SYNDICATION
                                                             PARTNERS             PARTNERS               COSTS                 TOTAL
                                                            ---------          -----------           ------------        -----------


Balances at December 31, 1993 ..................              11,978           13,596,915             (189,704)          13,419,189

Net income .....................................               9,273              918,018                    0              927,291
Allocation of syndication costs ................                (810)             (80,190)              81,000                    0
Early withdrawal penalties .....................                   0              (34,001)              10,635              (23,366)
Partners withdrawals ...........................              (8,463)            (560,753)                   0             (569,216)
                                                         -----------          -----------          -----------          -----------

Balances at December 31, 1994 ..................              11,978           13,839,989              (98,069)          13,753,898

Net income .....................................               9,120              902,840                    0              911,960
Allocation of syndication costs ................                (810)             (80,190)              81,000                    0
Early withdrawal penalties .....................                   0              (10,690)               3,344               (7,346)
Partners withdrawals ...........................              (8,310)            (435,917)                   0             (444,227)
                                                         -----------          -----------          -----------          -----------

Balances at December 31, 1995 ..................         $    11,978           14,216,032              (13,725)          14,214,285

Net income .....................................               8,591              850,508                    0              859,099
Allocation of syndication costs ................                (137)             (13,588)              13,725                    0
Early withdrawal penalties .....................                   0              (37,345)                   0              (37,345)
Partners withdrawals ...........................              (8,454)          (1,013,078)                   0           (1,021,532)
                                                         -----------          -----------          -----------          -----------

Balances at December 31, 1996 ..................         $    11,978           14,002,529                    0           14,014,507
                                                         ===========          ===========          ===========          ===========

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A Califonira Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------------

                                                                                          1996              1995               1994
                                                                                 -------------     -------------      -------------
Cash flows from operating activities:
  Net income .................................................................      $   859,099       $   911,960       $   927,291
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs .......................................              368             2,016             2,016
    Increase in allowance for doubtful accounts ..............................           28,647            (1,608)          106,750
    (Increase) decrease in accrued interest & advances .......................          745,717          (284,506)         (140,657)
    Increase (decrease) in accounts payable and accrued expenses .............                0            (1,501)          (37,549)
    (Increase) decrease in amount due from or to Redwood Mortgage ............                0            (5,663)            3,806
    Increase (decrease) in deferred interest on Mortgage Investments .........          154,598                 0            (8,548)
                                                                                    -----------       -----------       -----------

      Net cash provided by operating activities ..............................        1,788,429           620,698           853,109
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
  Net (increase) decrease in:
       Mortgage Investments ..................................................          346,348        (1,037,075)          420,623
       Formation loan ........................................................           87,888            87,888            88,532
       Real Estate owned .....................................................         (120,348)        1,004,224        (1,705,159)
       Other receivables - unsecured .........................................           40,958           (19,128)          (88,289)
       Investment in partnership .............................................          (19,149)         (223,245)                0
                                                                                    -----------       -----------       -----------

      Net cash provided by (used in) investing activities ....................          335,697          (187,336)       (1,284,293)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
 Net increase (decrease) in note payable-bank ................................         (825,000)           70,370           999,137
Early withdrawal penalties, net of credit to syndication costs ...............          (37,345)         (444,227)         (569,216)
Partners withdrawals .........................................................       (1,021,532)           (7,346)          (23,366)
                                                                                    -----------       -----------       -----------

      Net cash provided by (used in) financing activities ....................       (1,883,877)         (381,203)          406,555
                                                                                    -----------       -----------       -----------

Net increase (decrease) in cash ..............................................          240,249            52,159           (24,629)

Cash - beginning of period ...................................................          514,840           462,681           487,310
                                                                                    -----------       -----------       -----------

Cash - end of period .........................................................      $   755,089       $   514,840       $   462,681
                                                                                    ===========       ===========       ===========

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Home Loan Co., dba Redwood Mortgage, an affiliate of the General Partners. At September 30, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

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

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage has borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1996, $485,206 including $75,478 in early withdrawal penalties, had been repaid leaving a balance of $429,163.

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

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and were amortized over a five year period. Syndication costs were charged against partners capital and were allocated to individual partners consistent with the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     Property acquired through foreclosure will be held for prompt sale to return the funds to the Mortgage Investment portfolio. Such property is recorded at cost which includes the principal balance of the former Mortgage Investment made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     A. Mortgage Brokerage Commissions For services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, loan brokerage commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     B. Mortgage Servicing Fees Monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Amounts remitted to Redwood Mortgage and recorded as interest on Mortgage Investments is net of such fees. In 1994, all $124,049 in loan servicing fees were waived by Redwood Mortgage. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived. In 1996, $92,249 of the total loan servicing fees of $189,516 were waived by Redwood Mortgage.

     C. Asset Management Fee The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value(3/8 of 1% annual). In 1996, 1995 and 1994, the asset management fees charged were $10,008, $16,735, and $0.00 respectively. The computed management fees were $51,519, $50,360, and $53,537 respectively, with the difference being waived by the General Partners.

     D. Other Fees The Partnership Agreement provides for other fees such as reconveyance, Mortgage assumption and Mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

     E. Income and Losses All income is credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Mortgage. In 1996 and 1995, reimbursed expenses totalled $40,874 and $27,762, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

     Limited Partners also have the right after five years from the date of purchase of the Units to withdraw from the partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer.
Notwithstanding the five-year (or longer) withdrawal period, the General Partners will liquidate all or part of a Limited Partners capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow.

     F. Guaranteed Interest Rate For Offering Period During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. None of 1994, 1995, or 1996, was subject to the guarantee. This guarantee is now no longer applicable.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $242,394 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,021,798) in a partnership which is in the process of obtaining approval for constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $337,242 at December 31, 1996.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

     NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT The Partnership has a bank line of credit secured by its Mortgage Investment portfolio of up to $3,000,000 at
 .50% over prime. The balances outstanding as of December 31, 1995 and 1996 were $2,000,000, and $1,175,000 respectively, and the interest rate at December 31, 1996 was 8.75% (8.25% prime + .50%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 71 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                              71
Total Mortgage Investments outstanding                         $12,036,293

Average Mortgage Investment outstanding                           $169,525
Average Mortgage Investment as percent of total                       1.41%
Average Mortgage Investment as percent of Partners Capital            1.21%

Largest Mortgage Investment outstanding                           $979,273
Largest Mortgage Investment as percent of total                       8.14%
Largest Mortgage Investment as percent of Partners Capital            6.99%

Number of counties where security is located(all California)            17

Largest percentage of Mortgage Investments in one county             24.00%
Average Mortgage Investment to appraised value of security at time
loan was consummated                                                 65.76%

Number of Mortgage Investments in foreclosure                            5

     The cash  balance at December  31,  1996 of  $755,089  was in one bank with
interest  bearing  balance  totalling  $179,572.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $655,089.

                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                                   Column B          Column C     Column D                         Column E
Name of Debtor                             Balance Beginning Additions           Deductions                 Balance at end of period
                                           of period 12/31/95                 (1)              (2)                (1)         (2)
                                                                            Amounts          Amounts            Current  Not Current
                                                                           collected       written off              12/31/96

Redwood Mortgage ..................         $517,051         $   0.00      $ 62,225         $ 25,663*         $   0.00      $429,163


     The above schedule represents the formation loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on units. It is an unsecured loan and will not bear interest. It will be repaid to the Partnership in ten annual installments of principal only commencing January 1, 1992.

     * The amount written off is comprised of the applications of the applicable portions of early withdrawal penalty as provided for in the prospectus.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VII


Column A                                      Column B                        Column C                Column D           Column E
Description                                   Balance at                      Additions               Deductions         Balance at
                                              beginning               (1)                 (2)          Describe        End of Period
                                             of period         Charged to          Charged to
                                                               Costs & Expenses    Other accounts -
                                                                                   Describe

Year Ended
12/31/96

Deducted from
Asset accounts:

Allowance for
Doubtful accts ....................            $200,000            $419,437            $   0.00         $390,790            $228,647




     *The provision noted above, includes amounts written off on real estate acquired through foreclosure.

SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                                    REDWOOD MORTGAGE INVESTORS VII
RULE 12-10

Column A                                Column B         Column C            Column D          Column E         Column F
Category of Aggregate                   Balance at End   Weighted Average    Maximum Amount    Average Amount   Weighted Average
Short-Term Borrowings                   of Period        Interest Rate       Outstanding       Outstanding      Interest Rate during
                                                                             During the Period During the Period   the period
-----------------------                ---------------- ------------------- --------------------- ---------------------------------


Year-Ended 12/31/96 ..................  $1,175,000         9.300%            $2,000,000          $1,370,413         9.300%

SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D      Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic    Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment     Liens      of           amount of    amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage     Mortgage               Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest

Res.       14.500%  12/01/95   $1,114.35   $336,591   $91,000.00   $89,074.94  $89,074.94   2nd Mtg   San Mateo
Res        14.000%  09/01/94      175.00     67,583    15,000.00    14,708.39     0.00      2nd Mtg   San Mateo
Res        14.500%  06/01/01      782.62     84,303    63,910.49    62,836.42   62,836.42   2nd Mtg   Marin
Res        13.750%  08/01/96    1,258.32       0.00   108,000.00   105,694.70     0.00      1st Mtg   San Francisco
Res        15.000%  09/01/96    1,251.80    319,721    99,000.00    90,740.78   90,740.78   2nd Mtg   San Mateo
Res        12.000%  08/01/04      710.00     70,729    62,000.00    64,393.56     0.00      2nd Mtg   Alameda
Res        13.750%  10/01/96      916.67    369,163    80,000.00    80,000.00     0.00      2nd Mtg   San Mateo
Res        13.750%  10/01/96      988.28       0.00    86,250.00    86,250.00     0.00      1st Mtg   Santa Clara
Res        12.500%  02/01/07      369.76       0.00    30,000.00    25,438.43     0.00      1st Mtg   Santa Cruz
Res        10.000%  12/24/01      308.28       0.00    37,984.50    34,884.05     0.00      1st Mtg   Alameda
Res        10.000%  04/17/97      132.08    126,800    15,850.00    15,788.90     0.00      2nd Mtg   Sonoma
Land       15.000%  06/01/93    1,375.00    210,000   110,000.00   110,000.00     0.00      3rd Mtg   Sacramento
Res        13.000%  07/01/97    1,603.99    254,505   145,000.00   142,127.61     0.00      2nd Mtg   San Mateo
Res        12.500%  07/01/97      453.58    129,491    42,500.00    41,717.30     0.00      2nd Mtg   San Mateo
Res        12.750%  07/01/97      880.22    592,878    81,000.00    79,123.10     0.00      2nd Mtg   San Mateo
Land       15.500%  07/15/94    1,453.13       0.00   112,500.00   112,500.00     0.00      1st Mtg   San Mateo
Comm        7.000%  08/06/02      311.38     17,382    46,803.50    44,532.37     0.00      2nd Mtg   Alameda
Comm       12.000%  10/01/97    4,517.38    796,163   439,172.47   431,064.13     0.00      3rd Mtg   Contra Costa
Res        10.000%  11/06/07       65.91     48,829     6,133.33     5,242.28     0.00      2nd Mtg   San Francisco
Comm       12.500%  01/01/98      587.00       0.00    55,000.00    54,128.70     0.00      1st Mtg   San Mateo
Comm       12.250%  01/01/98    4,083.36    354,077   400,002.42   400,002.42     0.00      2nd Mtg   Contra Costa
Res        12.000%  02/01/98      150.00    208,000    15,000.00     8,528.06     0.00      2nd Mtg   San Mateo
Comm       12.500%  04/05/08      921.02       0.00   175,000.00    65,213.37     0.00      1st Mtg   Tuoloume
Res        12.000%  05/01/98      514.31       0.00    50,000.00    49,257.75     0.00      1st Mtg   San Francisco
Comm       12.000%  06/01/98    2,038.01       0.00   239,850.00   195,804.52     0.00      1st Mtg   Sonoma
Apts        4.000%  05/01/06      540.83     89,904   100,000.00    96,893.59     0.00      2nd Mtg   Sacramento
Res        12.000%  07/01/98    3,085.84     85,930   300,000.00   274,178.59  274,178.59   2nd Mtg   El Dorado
Res        12.750%  07/01/08      370.90    236,164    29,700.00    26,875.11     0.00      2nd Mtg   San Mateo
Res        13.500%  09/01/08    1,647.07    106,044   126,861.90   116,430.02     0.00      2nd Mtg   Contra Costa
Comm       12.000%  09/01/03      848.61       0.00    82,500.00    81,345.94     0.00      1st Mtg   Alameda
Comm        6.000%  09/01/03      885.00       0.00   133,000.00   125,200.12     0.00      1st Mtg   San Mateo
Comm       12.000%  11/01/98    2,057.23      5,635   200,000.00    74,423.44     0.00      2nd Mtg   San Francisco
Res         8.000%  05/01/09      753.50       0.00    81,825.00    71,982.62     0.00      1st Mtg   Alameda
Comm       10.000%  12/01/98      647.21       0.00    73,750.00    72,887.14     0.00      1st Mtg   Stanislaus
Comm       12.250%  01/01/98    2,080.84    891,453   200,001.20   200,001.20     0.00      4th Mtg   Contra Costa
Comm       10.000%  12/01/98    3,619.98       0.00   412,500.00   407,226.68     0.00      1st Mtg   Alameda
Comm        7.000%  12/01/03      575.74    281,250    49,586.38    41,566.43     0.00      2nd Mtg   Alameda
Comm       12.000%  02/01/99    3,420.75       0.00   312,000.00   335,638.30     0.00      1st Mtg   Santa Clara
Comm       12.000%  06/01/04    1,316.53       0.00   125,000.00   122,596.76     0.00      1st Mtg   Santa Barbara
Land       12.000%  07/01/96    1,352.50    679,258   135,250.00   135,250.00  135,250.00   3rd Mtg   Sonoma
Res        11.000%  10/01/99      571.39    478,120    60,000.00    59,375.29     0.00      2nd Mtg   San Mateo
Comm       15.250%  10/01/95    1,270.83    510,979   100,000.00    23,525.53     0.00      2nd Mtg   Santa Cruz
Land       11.500%  12/20/96    6,160.73    907,480   757,144.25   642,858.33     0.00      2nd Mtg   Stanislaus
Apts        7.000%  02/10/05      234.06     80,250    40,125.00    40,125.00     0.00      2nd Mtg   San Francisco
Res        12.000%  03/01/98    1,500.29       0.00   280,000.00   147,206.50     0.00      1st Mtg   Alameda
Apts       11.500%  04/01/05    2,651.89       0.00   550,000.00   267,792.71     0.00      1st Mtg   San Francisco
Comm       11.875%  05/01/05    2,088.00       0.00   200,000.00   197,605.96     0.00      1st Mtg   San Francisco





Col. A    Col. B    Col. C    Col. D      Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic    Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment     Liens      of           amount of    amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage     Mortgage               Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest
Comm        9.000%  05/10/02      670.52       0.00    83,333.33    82,407.46     0.00      1st Mtg   Shasta
Comm       12.000%  10/31/99    7,000.00  2,684,430   700,000.00   700,000.00     0.00      2nd Mtg   Santa Clara
Res         8.000%  09/27/00      530.79    106,333    79,619.05    79,619.05     0.00      2nd Mtg   Monterey
Land        8.000%  12/01/97      400.00       0.00    60,000.00    60,000.00     0.00      1st Mtg   Solano
Comm.      11.875%  02/01/06    4,437.00       0.00   425,000.00   422,581.57     0.00      1st Mtg   San Mateo
Comm.      12.000%  12/31/01    9,792.73  5,492,794   955,000.00   979,272.93     0.00      2nd Mtg   Santa Clara
Comm       12.000%  03/15/98    4,000.00  3,000,000   400,000.00   400,000.00     0.00      2nd Mtg   Santa Clara
Land       12.000%  02/01/97    3,822.50       0.00   382,250.00   382,250.00     0.00      1st Mtg   Santa Clara
Apts       12.000%  02/01/98    9,106.84    883,750  1,427,500.00  921,060.33     0.00      2nd Mtg   San Francisco
Res        12.000%  02/01/98    2,107.47    825,000   320,000.00   246,903.83     0.00      2nd Mtg   San Francisco
Res         8.000%  09/18/03       87.56       0.00    11,932.83    11,908.65     0.00      1st Mtg   Sonoma
Res        12.000%  05/01/98      235.43       0.00   238,000.00    42,622.50     0.00      1st Mtg   San Francisco
Res         8.000%  09/30/03       89.71       0.00    12,225.92    12,201.15     0.00      1st Mtg   Sonoma
Res         8.000%  04/10/97      199.63       0.00    29,944.39    29,944.39     0.00      1st Mtg   San Mateo
Comm       12.000%  02/01/99       56.65    312,000    12,000.00     5,496.62     0.00      2nd Mtg   Santa Clara
Res        13.000%  12/01/99      704.17       0.00    65,000.00    65,000.00     0.00      1st Mtg   Ventura
Res        13.000%  12/01/99      704.17       0.00    65,000.00    65,000.00     0.00      1st Mtg   Ventura
Res        13.000%  12/01/99      704.17       0.00    65,000.00    65,000.00     0.00      1st Mtg   Ventura
Res        12.000%  01/01/98    3,400.00       0.00   340,000.00   340,000.00     0.00      1st Mtg   Alameda
Land       12.000%  01/01/00    9,500.00     89,692   950,000.00   950,000.00     0.00      2nd Mtg   Stanislaus
Res        13.000%  01/01/03      999.54     15,400    79,000.00    51,719.39     0.00      2nd Mtg   San Mateo
Res        10.000%  08/01/97      388.67    309,872    45,000.00    46,573.10     0.00      3rd Mtg   San Mateo
Res        13.500%  04/01/95      732.61       0.00    63,960.00    61,981.43     0.00      1st Mtg   San Mateo
Res        15.250%  04/01/95      588.29     11,601    45,800.00    44,713.29     0.00      2nd Mtg   Solano
                              ----------- ---------- ------------ ------------ ------------

Totals                    $124,899.62  $22,069,554  $13,811,765.96 $12,036,292.73  $652,080.73

Schedule XII

     Reconciliation of carrying amount of Mortgage Investments at close of period (12/31/96)

Balance at beginning of period 1/01/96                              $12,382,641
Additions during period:
New Mortgage Investments                         $9,099,688
Other                                                     0          $9,099,688
-------------------------------------------------------------------------------

                                                                    $21,482,329

Deduction during period:
Collections of principal                        $8,923,339
Foreclosures                                       492,697
Cost of Mortgage Investment sold                         0
Amortization of Premium                                  0
Other                                               30,000           $9,446,036
--------------------------------------------------------------------------------


Balance at close of period (12/31/96)                               $12,036,293
                                                                    -----------

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1996. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving          Description of Compensation and                Amount
Compensation                    Services Rendered
-------------------------------------------------------------------------------

I.  Redwood Mortgage       Mortgage Servicing Fee for servicing        $97,267
                           Mortgage Investments ($92,249 waived
                           by Redwood Mortgage)

General Partners &/or      Asset Management Fee for managing
Affiliate                  assets...........................               $0
                           ($53,537 waived by the General Partners)

General Partners           1% interest in profits..........            $8,591
                           Less allowance for syndication costs           137
                                                                       $8,454

  II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.  Loan Brokerage Commissions for services in connection with the review, selection,
                   evaluation, negotiation, and extension of the
                   Mortgage Investments paid by the borrowers and
                   not by the Partnership......................       $236,310

Redwood Mortgage   Processing and Escrow Fees for services in
                   connection with notary, document preparation,
                   credit investigation, and escrow fees payable by
                   the borrowers and not by the Partnership......       $5,609


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME. $40,874

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




                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B- Financial Statement Schedules.

3.  Exhibits.

  Exhibit No.           Description of Exhibits
-----------------       --------------------------

       3.1   Limited Partnership Agreement
       3.2   Form of Certificate of Limited Partnership Interest
       3.3   Certificate of Limited Partnership
      10.1   Escrow Agreement
      10.2   Servicing Agreement
      10.3 (a) Form of Note secured by Deed of Trust which provides for principal and interest payments.
             (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
             (c) Form of Note secured by Deed of Trust which provides for interest only payments
             (d)  Form of Note
      10.4   (a)  Deed of Trust and Assignment of Rents to accompany Exhibits
             10.3  (a), and (c)
             (b)  Deed of Trust and Assignment of Rents to accompany Exhibit
             10.3 (b)
             (c)  Deed of Trust to accompany Exhibit 10.3 (d)
      10.5   Promissory Note for Formation Loan
      10.6   Agreement to Seek a Lender
      24.1   Consent of Parodi & Cropper
      24.2   Consent of Stephen C. Ryan & Associates.


     All of these exhibits were previously filed as the exhibits to Registrants Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).


B.       Reports of Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration Statement) dated October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 18th day of March, 1997.


REDWOOD MORTGAGE INVESTORS VII


By:      /S/ D. Russell Burwell
         ---------------------------------------------
         D. Russell Burwell, General Partner


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 18th day of March, 1997.


Signature                              Title                          Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell                 General Partner               March 18, 1997


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                 General Partner               March 18, 1997



/S/ D. Russell Burwell
----------------------
D. Russell Burwell            President of Gymno Corporation,    March 18, 1997
                               (Principal Executive Officer);
                              Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell            Secretary/Treasurer of Gymno       March 18, 1997
                             Corporation (Principal Financial
                                and Accounting Officer);
                             Director of Gymno Corporation