Form 10-Q
period 1997-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 1997-05-07
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                        March 31, 1997
-------------------------------------------------------------------------------
Commission file number                     33-30427
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     California                                             94-3094928
--------------------------------------------------------------------------------
(State or other jurisdiction of                         I.R.S. Employer
 incorporation of organization)                         Identification No.

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

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

YES                           NO                    NOT APPLICABLE         X
   -------------                ---------------                   -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE


                                     Part I

                                     Item 1

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                         December 31, 1996 (audited) and
                           March 31, 1997 (unaudited)

                                     ASSETS

                                                                   Mar. 31, 1997          Dec. 31, 1996
                                                                    (unaudited)             (audited)

Cash                                                                     $449,953              $755,089
                                                                   ---------------       ---------------

Accounts Receivable:
    Mortgage investments, secured by deeds of trust                    13,851,467            12,036,293
    Accrued interest on mortgage investments                              239,903               264,495
    Advances on mortgage investments                                       37,922                41,203
    Accounts receivable - unsecured                                       336,842               337,242
                                                                   ---------------       ---------------
                                                                       14,466,134            12,679,233
    Less allowance for doubtful accounts                                  325,764               228,647
                                                                   ---------------       ---------------

                                                                       14,140,370            12,450,586
                                                                   ---------------       ---------------

Real estate owned, acquired through foreclosure,
    at estimated net realizable value                                   1,243,602             1,468,345
Investment in Partnership                                                 264,231               242,394
Formation loan due from Redwood Mortgage                                  398,547               429,163
                                                                   ---------------       ---------------

                                                                      $16,496,703           $15,345,577
                                                                   ===============       ===============

                                         LIABILITIES AND PARTNERS CAPITAL

Liabilities:
    Note payable - bank line of credit                                 $2,625,000            $1,175,000
    Accounts payable and accrued expenses                                   1,472                 1,472
    Deferred Interest                                                           0               154,598
                                                                   ---------------       ---------------
                                                                        2,626,472             1,331,070

Partners  capital                                                      13,870,231            14,014,507
                                                                   ---------------       ---------------

                                                                      $16,496,703           $15,345,577
                                                                   ===============       ===============

See accompanying notes to Financial Statements


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996 (unaudited)

                                                          3 months ended      3 months
                                                                                ended
                                                           Mar. 31, 1997    Mar. 31, 1996
                                                            (unaudited)      (unaudited)

Revenues:
    Interest on mortgage investments                            352,842           357,407
    Interest on bank deposits                                     1,397               668
    Late charges                                                  1,094             4,168
    Other                                                         4,131             3,520
                                                          --------------       -----------
                                                                359,464           365,763
                                                          --------------       -----------


Expenses:
    Interest on note payable - bank                              23,535            42,547
    Clerical costs through Redwood Mortgage                       9,773             9,782
    Amortization of organization costs                                0               368
    General Partner asset management fees                             0                 0
    Provision for doubtful accounts and losses on real
estate acquired
 .        through foreclosure                                     97,118            65,670
    Professional Services                                        13,376            16,102
    Printing, supplies and postage                                2,102                 0
    Other                                                         3,712             6,559
                                                          --------------       -----------
                                                                149,616           141,028
                                                          --------------       -----------

Net income                                                     $209,848          $224,735
                                                          ==============       ===========

Net income:  to General Partners (1%)                            $2,098            $2,247
Net income:  to Limited Partners (99%)                          207,750           222,488
                                                          ==============       ===========
                                                               $209,848          $224,735
                                                          ==============       ===========

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded                    $14.85            $14.71
                                                          --------------       -----------
  - where partner receives income in monthly                     $14.78            $14.64
distributions
                                                          --------------       -----------


See accompanying notes to Financial Statements




                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                                 FOR THREE MONTHS ENDED MARCH 31, 1996 (unaudited)
                                               AND 1997 (unaudited)

                                                                     Mar. 31, 1997         Mar. 31, 1996
                                                                      (unaudited)           (unaudited)

Cash flows from operating activities:

  Net income                                                                $209,848            $224,735
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                             0                 368
    Increase in allowance for doubtful accounts                               97,117            (10,000)
    (Increase) decrease in accrued interest and advances                      27,873            (36,789)
    Increase (decrease) in accounts payable and accrued expenses                   0              17,275
    Increase (decrease) in deferred interest on Mortgage Investments       (154,598)                   0
                                                                        -------------       -------------

  Net cash provided by operating activities                                  180,240             195,589
                                                                        -------------       -------------

Cash flows from investing activities:

      Net (increase) decrease in:
       Mortgage investments                                              (1,815,174)            (49,321)
       Formation loans                                                        30,616              25,977
       Real estate owned                                                     224,743           (201,114)
       Other receivables - unsecured                                             400              70,533
       Investment in Partnership                                            (21,837)                   0
                                                                        -------------       -------------

          Net cash provided by (used in) investing activities            (1,581,252)           (153,925)
                                                                        -------------       -------------

Cash flows from financing activities:

       Net increase (decrease) in note payable-bank                        1,450,000               (500)
       Early withdrawal penalties, net of credit to syndication costs        (8,644)             (4,005)
       Partners withdrawals                                                (345,480)           (180,008)
                                                                        -------------       -------------

           Net cash provided by (used in) financing activities             1,095,876           (184,513)
                                                                        -------------       -------------

Net increase (decrease) in cash                                            (305,136)           (142,849)
Cash - beginning of period                                                   755,089             514,840
                                                                        =============       =============
Cash - end of period                                                        $449,953            $371,991
                                                                        =============       =============


See accompanying notes to Financial Statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                               FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)
                             AND FOR THE THREE MONTHS ENDED MARCH 31, 1997 (unaudited)

                                                          PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                      UNALLOCATED
                                   GENERAL           LIMITED          SYNDICATION
                                  PARTNERS           PARTNERS            COSTS               TOTAL
                                --------------     -------------    -----------------     ------------

Balances at December 31, 1993         11,978          13,596,915          (189,704)        13,419,189

Net income                             9,273             918,018                  0           927,291
Allocation of syndication              (810)            (80,190)             81,000                 0
costs
Early withdrawal penalties                 0            (34,001)             10,635          (23,366)
Partners  withdrawals                (8,463)           (560,753)                  0         (569,216)
                                 ------------      --------------      -------------      ------------

Balances at December 31, 1994         11,978          13,839,989           (98,069)        13,753,898

Net income                             9,120             902,840                  0           911,960
Allocation of syndication              (810)            (80,190)             81,000                 0
costs
Early withdrawal penalties                 0            (10,690)              3,344           (7,346)
Partners  withdrawals                (8,310)           (435,917)                  0         (444,227)
                                 ------------      --------------      -------------      ------------

Balances at December 31, 1995         11,978          14,216,032           (13,725)        14,214,285

Net income                             8,591             850,508                  0           859,099
Allocation of Syndication              (137)            (13,588)             13,725                 0
Costs
Early withdrawal penalties                 0            (37,345)                  0          (37,345)
Partners  withdrawals                (8,454)         (1,013,078)                  0       (1,021,532)
                                 ------------      --------------      -------------      ------------

Balances at September 30,            $11,978         $14,002,529                 $0       $14,014,507
1996

Net income                             2,098             207,750                  0           209,848
Early withdrawal penalties                 0             (8,644)                  0           (8,644)
Partners  withdrawals                (2,098)           (343,382)                  0         (345,480)
                                 ------------      --------------      -------------      ------------

Balance at March 31, 1997            $11,978         $13,858,253                 $0       $13,870,231
                                 ============      ==============      =============      ============









See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage has borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through March 31, 1997, $515,822 including $84,122 in early withdrawal penalties, had been repaid leaving a balance of $398,547.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

     Property acquired through foreclosure will be held for sale to return the funds to the Mortgage Investment portfolio. Such property is recorded at cost which includes the principal balance of the former Mortgage Investment made by the Partnership plus accrued interest, payments made to keep the senior loans current, costs of obtaining title and possession, less rental income or at estimated net realizable value, if less. The difference between such costs and estimated net realizable value is deducted from cost in the Balance Sheet to arrive at the carrying value of such property.

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

     The interim financial statements, dated March 31, 1997, are unaudited, but in the opinion of the General Partners all adjustments (consisting solely of normal adjustments)necessary to a fair presentation of the financial statements at March 31, 1997 have been made.

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

     A. Mortgage Brokerage Commissions For services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, mortgage brokerage commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. The mortgage brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located are paid to Redwood Mortgage. Amounts remitted to Redwood Mortgage and recorded as interest on Mortgage Investments is net of such fees. In 1994, all $124,049 in mortgage servicing fees were waived by Redwood Mortgage. In 1995, $66,888 of the total mortgage servicing fees of $100,282 were waived. In 1996, $92,249 of the total mortgage servicing fees of $189,516 and for three months through March 31, 1997, $5,920 of the total mortgage servicing fees of $21,418, were waived by Redwood Mortgage.

     C. Asset Management Fee The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). For the quarter under review and in 1996, 1995 and 1994, the asset management fees charged were $0, $0, $0, and $10,008 respectively. The computed management fees were $13,180, $51,519, $50,360, and $53,537 respectively, with the difference being waived by the General Partners.

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

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Mortgage. For the three months through March 31, 1997, and in 1996 and 1995, reimbursed expenses totalled $9,773, $40,874 and $27,762, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

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

     F. Guaranteed Interest Rate For Offering Period During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. None of 1994, or thereafter, was subject to the guarantee. This guarantee is now no longer applicable.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1997 (unaudited)

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $264,231 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,113,870) in a partnership which is in the process of obtaining approval for constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $336,842 at March 31, 1997.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1996 and March 31, 1997, were $1,175,000 and $2,625,000 respectively, and the interest rate at March 31, 1997 was 9.0% (8.50% prime + .50%).

NOTE 8 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1997, there were 69 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                               69
Total Mortgage Investments outstanding                          $13,851,467

Average Mortgage Investment outstanding                            $200,746
Average Mortgage Investment as percent of total                        1.45%
Average Mortgage Investment as percent of Partners Capital             1.45%

Largest Mortgage Investment outstanding                          $1,400,000
Largest Mortgage Investment as percent of total                       10.11%
Largest Mortgage Investment as percent of Partners Capital            10.09%

Number of counties where security is located(all California)             17

Largest percentage of Mortgage Investments in one county              20.90%
Average Mortgage Investment to appraised value of security at
 time loan was consummated                                            67.06%

Number of Mortgage Investments in foreclosure                             4

     The cash  balance  at  March  31.  1997 of  $449,953  was in one bank  with
interest  bearing  balance  totalling  $143,328.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $349,953.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 1997, Partners Capital totaled $13,870,231.

     The Partnership began funding Mortgage Investments on December 27, 1989 and as of March 31, 1997 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.08%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly higher from its current rate of 6.07%.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has borrowed $2,625,000. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments were not available and since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit by making the interest rate spread between the mortgage coupon rate and the credit line rate. As of March 31, 1997, the Partnership is current with its interest payments on the line of credit.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last twenty years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

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

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending March 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING        DESCRIPTION OF COMPENSATION                      AMOUNT
COMPENSATION              and SERVICES RENDERED
--------------------------------------------------------------------------------


Redwood Mortgage      Mortgage servicing fees for
                     servicing Mortgage Investments
                   ($5,920 waived by the General Partners.)            $15,498


General Partners   Asset Management Fee for managing assets                 $0
 &/or Affiliates  ($13,180 waived by the General Partners).

General Partners  1% interest in profits, losses and distributions
                    of cash available for distribution                  $2,098


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):


Redwood Mortgage    Mortgage Brokerage  Commissions for
                    services in connection  with the review,
                    selection,  evaluation,  negotiation, and
                    extension of the Mortgage  Investment
                    paid by the borrower and not by the Partnership.    $73,700

Redwood Mortgage    Processing  and Escrow  Fees for services
                    in connection with notary, document preparation,
                    credit investigation, and escrow fees payable
                    by the borrower and not by the Partnership             $924


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

           MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31, 1997

                             Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $4,161,021.46
Appraised Value of Properties *                                 8,591,228.00
   Total Investment as a % of Appraisal                               48.43%

First Trust Deed Mortgage Investments                           4,161,021.46
Second Trust Deed Mortgage Investments                          8,768,185.73
Third Trust Deed Mortgage Investments                             722,259.07
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $13,851,467.46

First Trust Deeds due other Lenders                            25,233,269.00
Second Trust Deeds due other Lenders                              979,402.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $40,206,996.46

   Appraised Property Value *                                  59,957,905.00
   Total Investment as a % of Appraisal                               67.06%

Number of Mortgage Investments Outstanding                                69

Average Investment                                               $200,745.91
Average Investment as a % of Net Assets                                1.45%
Largest Investment Outstanding                                 $1,400,000.00
Largest Investment as a % of Net Assets                               10.09%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 30.04%
Second Trust Deed Mortgage Investments                                63.30%
Third Trust Deed Mortgage Investments                                  5.22%
Fourth Trust Deed Mortgage Investments                                 1.44%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,524,337.67                   11.01%
Non Owner Occupied Homes               1,263,686.30                    9.12%
Apartments                             2,933,452.47                   21.18%
Commercial                             8,129,991.02                   58.69%
                                                             ----------------
                                  ------------------
Total                                $13,851,467.46                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 4

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

Santa Clara                                  $2,895,411.23           20.90%
Alameda                                       2,635,139.35           19.02%
San Francisco                                 2,557,078.31           18.46%
Stanislaus                                    1,665,745.47           12.03%
San Mateo                                     1,363,611.91            9.85%
Contra Costa                                  1,146,871.31            8.28%
Sonoma                                          370,658.88            2.68%
El Dorado                                       274,178.59            1.98%
Sacramento                                      206,716.11            1.49%
Ventura                                         195,000.00            1.41%
Santa Barbara                                   122,229.04            0.88%
Solano                                          104,648.06            0.76%
Monterey                                         79,619.05            0.57%
Marin                                            62,765.54            0.45%
Santa Cruz                                       25,120.86            0.18%
Miscellaneous                                   146,673.75            1.06%
                                        -------------------      -----------

Total                                       $13,851,467.46          100.00%


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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                           The registrant has not filed any reports on Form 8-K
                          during the nine month period ending March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of May, 1997.

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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 9th day of May, 1997.

Signature                            Title                                Date


/s/ D. Russell Burwell
-----------------------
D. Russell Burwell                General Partner                   May 9, 1997


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell                General Partner                   May 9, 1997



/s/ D. Russell Burwell
----------------------
D. Russell Burwell       President of Gymno Corporation,            May 9, 1997
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/s/ Michael R. Burwell
----------------------
Michael R. Burwell      Secretary/Treasurer of Gymno               May 9, 1997
                       Corporation (Principal Financial
                          and Accounting Officer);
                        Director of Gymno Corporation