Form 10-Q
period 1997-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 1997-08-08
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended              June 30, 1997
---------------------------------------------------- --------------------------
Commission file number              33-30427
---------------------------------------------------- --------------------------

                         REDWOOD MORTGAGE INVESTORS VII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

 California                                             94-3094928
-------------------------- -----------------------------------------------------
 State or other jurisdiction of                       I.R.S. Employer
 incorporation of organization)                       Identification No.

              650 El Camino Real, Suite G, Redwood City, CA. 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

                                 (415) 365-5341
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

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

YES                           NO                            NOT APPLICABLE  X
    -------------------          ------------------                -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 (audited)
                         and JUNE 30, 1997, (unaudited)

                                     ASSETS
                                                                           June 30, 1997         Dec 31, 1996
                                                                            (unaudited)           (audited)
                                                                           ---------------      ---------------

Cash                                                                             $452,811             $755,089
                                                                           ---------------      ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                              14,281,984           12,036,293
  Accrued Interest on Mortgage Investments                                        350,387              264,495
  Advances on Mortgage Investments                                                 44,178               41,203
  Accounts receivables, unsecured                                                 336,075              337,242
                                                                           ---------------      ---------------
                                                                               15,012,624           12,679,233
  Less allowance for doubtful accounts                                            379,740              228,647
                                                                           ---------------      ---------------

                                                                               14,632,884           12,450,586
                                                                           ---------------      ---------------

Real estate owned, acquired through foreclosure, held for sale                    909,542            1,468,345
Investment in partnership                                                         277,822              242,394

Formation loan due from Redwood Mortgage                                          376,872              429,163
                                                                           ---------------      ---------------

                                                                              $16,649,931          $15,345,577
                                                                           ===============      ===============


                                         LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $3,000,000          $1,175,000
  Accounts payable and accrued expenses                                             5,449               1,472
  Deferred Interest                                                                     0             154,598
                                                                            --------------      --------------
                                                                                3,005,449           1,331,070

Partners Capital                                                               13,644,482          14,014,507
                                                                            --------------      --------------

                                                                              $16,649,931         $15,345,577
                                                                            ==============      ==============


See accompanying notes to financial statements.


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                               STATEMENTS OF INCOME
                                 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997
                                               AND 1996 (unaudited)

                                            6 months ended    6 months ended    3 months ended     3 months ended
                                            June 30, 1997     June 30, 1996     June 30, 1997      June 30, 1996
                                              (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues:
    Interest on mortgage loans                   $766,499           $746,876         $398,159          $372,258
    Interest on bank deposits                       3,593              2,851            2,196             2,183
    Late Charges                                    2,926              8,366            1,832             4,198
    Miscellaneous                                   8,956              6,165            4,825             2,645
                                              ------------      -------------     ------------     -------------

                                                  781,974            764,258          407,012           381,284
                                              ------------      -------------     ------------     -------------
Expenses:
    Interest on note payable-bank                  82,814             88,659           59,279            46,112
    Mortgage Servicing Fee                         31,628             32,733           16,130            15,522
    Amortization of organization costs                  0                368                0                 0
    Clerical costs through Redwood Mortgage        19,336             20,294            9,563            10,512
    Professional Fees                              19,726             17,164            6,350             1,062
    Provision for doubtful accounts and
losses on
      real estate acquired through                201,322            157,661          104,204            91,991
foreclosure
    Printing, Supplies and Postage                  5,480              6,720            3,378             4,514
    Other                                           3,769              4,384               57                31
                                              ------------      -------------     ------------     -------------

                                                  364,075            327,983          198,961           169,744
                                              ------------      -------------     ------------     -------------

Net income                                       $417,899           $436,275         $208,051          $211,540
                                              ============      =============     ============     =============

Net income:  to General Partners (1%)              $4,179             $4,363           $2,081            $2,116
Net income:  to Limited Partners (99%)           $413,720           $431,912         $205,970          $209,424
                                              ============      =============     ============     =============
                                                 $417,899           $436,275         $208,051          $211,540
                                              ============      =============     ============     =============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and                 $29.96             $29.64           $14.89            $14.72
compounded
                                              ------------      -------------     ------------     -------------
  - where partner receives income in monthly
       distributions                               $29.59             $29.28           $14.82            $14.65
                                              ------------      -------------     ------------     -------------

See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                              FOR SIX MONTHS ENDED JUNE 30, 1997 and 1996 (unaudited)

                                                                     June 30, 1997         June 30, 1996
                                                                      (unaudited)           (unaudited)

Cash flows from operating activities:

  Net income                                                                $417,899             $436,275
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                             0                  368
    Provision for doubtful accounts                                          201,322              107,661
    Provision for losses on real estate held for sale                              0               50,000
    (Increase) decrease in accrued interest and advances                    (88,867)             (83,015)
    Increase (decrease) in accounts payable and accrued expenses               3,977                    0
    Increase (decrease) in deferred interest on Mortgage Investments       (154,598)                    0
                                                                        -------------       --------------

  Net cash provided by operating activities                                  379,733              511,289
                                                                        -------------       --------------

Cash flows from investing activities:

       Principal collected on mortgage investments                         2,666,905            6,007,554
       Mortgage investments made                                         (4,912,596)          (5,780,954)
       Formation loan collections                                             52,291               52,886
       Additions to Real Estate held for sale                              (487,579)            (311,410)
       Dispositions of real estate held for sale                             996,153               37,556
       Accounts receivable - unsecured                                         1,167               71,133
       Investment in partnership                                            (35,428)                    0
                                                                        -------------       --------------

          Net cash provided by (used in) investing activities            (1,719,087)               76,765
                                                                        -------------       --------------

Cash flows from financing activities:

       Net increase (decrease) in note payable-bank                        1,825,000                (500)
       Early withdrawal penalties                                           (18,311)              (8,942)
       Partners withdrawals                                               (769,613)            (385,388)
                                                                        -------------       --------------

           Net cash provided by (used in) financing activities             1,037,076            (394,830)
                                                                        -------------       --------------

Net increase (decrease) in cash                                            (302,278)              193,224
Cash - beginning of period                                                   755,089              514,840
                                                                        =============       ==============
Cash - end of period                                                        $452,811             $708,064
                                                                        =============       ==============


See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                               FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited)
                              AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 (unaudited)

                                                         PARTNERS CAPITAL
                                ---------------------------------------------------------------------

                                                                      UNALLOCATED
                                   GENERAL           LIMITED          SYNDICATION
                                  PARTNERS           PARTNERS            COSTS               TOTAL
                                --------------     -------------    -----------------     ------------

Balances at December 31, 1993         11,978          13,596,915          (189,704)        13,419,189

Net income                             9,273             918,018                  0           927,291
Allocation of syndication              (810)            (80,190)             81,000                 0
costs
Early withdrawal penalties                 0            (34,001)             10,635          (23,366)
Partners  withdrawals                (8,463)           (560,753)                  0         (569,216)
                                 ------------      --------------      -------------      ------------

Balances at December 31, 1994         11,978          13,839,989           (98,069)        13,753,898

Net income                             9,120             902,840                  0           911,960
Allocation of syndication              (810)            (80,190)             81,000                 0
costs
Early withdrawal penalties                 0            (10,690)              3,344           (7,346)
Partners  withdrawals                (8,310)           (435,917)                  0         (444,227)
                                 ------------      --------------      -------------      ------------

Balances at December 31, 1995         11,978          14,216,032           (13,725)        14,214,285

Net income                             8,591             850,508                  0           859,099
Allocation of Syndication              (137)            (13,588)             13,725                 0
Costs
Early withdrawal penalties                 0            (37,345)                  0          (37,345)
Partners  withdrawals                (8,454)         (1,013,078)                  0       (1,021,532)
                                 ------------      --------------      -------------      ------------

Balances at December 31, 1996        $11,978         $14,002,529                 $0       $14,014,507

Net income                             4,179             413,720                  0           417,899
Allocation of Syndication                  0                   0                  0                 0
Costs
Early withdrawal penalties                 0            (18,311)                  0          (18,311)
Partners  withdrawals                (4,179)           (765,434)                  0         (769,613)
                                 ------------      --------------      -------------      ------------

Balance at June 30, 1997             $11,978         $13,632,504                 $0       $13,644,482
                                 ============      ==============      =============      ============


See accompanying notes to Financial Statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

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

     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through June 30, 1997, $537,497 including $84,420 in early withdrawal penalties, had been repaid leaving a balance of $376,872.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired mortgage investments, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

C. Mortgage Investments, Secured by Deeds of Trust

     The Partnership has both the intent and ability to hold the mortgage investments to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the simple interest method.

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment, and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired loans.

     At June 30, 1997, and at December 31, 1996, and 1995, reductions in the cost of loans categorized as impaired by the Partnership totalled $9,595, $9,595, and 0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 64.71%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the propertys estimated fair value, less estimated costs to sell.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 1997, and December 31, 1996:

                                       June 30,                   Dec. 31,
                                       1997                       1996
                                  ---------------            ---------------

Cost of properties                    $1,109,542                 $1,655,786
Reduction in value                       200,000                    187,441
                                    ---------------           ---------------

                                        $909,542                 $1,468,345
                                    ===============            ===============

     Effective January 1, 1996, the Partnership adopted the provisions of statement No 121 (SFAS 121) of the Financial Accounting Standards Board, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of. The adoption of SFAS 121 did not have a material impact on the Partnerships financial position because the methods indicated were essentially those previously used by the Partnership.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1997, and December 31, 1996 were as follows:

                                           June 30,             December 31,
                                            1997                  1996
                                         -------------         -------------
Impaired mortgage investments              $9,595                $9,595
Unspecified mortgage investments          170,145                19,052
Amounts receivable, unsecured             200,000               200,000
                                         -------------          ------------
                                         $379,740              $228,647
                                         =============          ============

J. Net Income Per $1,000 Invested

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

K. Reclassifications

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation.

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

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located is paid to Redwood Mortgage. Mortgage servicing fees of $31,628, $97,267, and $33,394 were incurred for the six months through June 30, 1997, and for years 1996, and 1995, respectively.

     C. Asset Management Fees The General Partners receive monthly fees for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $0, were incurred for the six months through June 30, 1997, and for years 1996, and 1995, respectively.

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

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statements of Income.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

G. General Partners Contributions

     The General Partners collectively or severally were to contribute 1/10 of 1% in cash contributions as proceeds from the offering were admitted to limited Partner capital. As of December 31, 1992, a General Partner, GYMNO Corporation, had contributed $11,998, 1/10 of 1% of limited partner contributions in accordance with Section 4.02(a) of the Partnership Agreement.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

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

     F. Guaranteed Interest Rate For Offering Period During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992, 1993, and thereafter actual realization exceeded the guaranteed amount each month. This guarantee is now no longer applicable.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $277,822 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,171,185) in a partnership which is in the process of obtaining approval for constructing approximately 72 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $336,075 at June 30, 1997.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1996 and June 30, 1997, were $1,175,000 and $3,000,000 respectively, and the interest rate at June 30, 1997 was 9.00% (8.50% prime + .50%).

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                            June 30,                 December 31,
                                                                              1997                       1996
                                                                         ----------------           ----------------
Net assets Partners  Capital per financial statements                        $13,644,482                $14,014,507
Allowance for doubtful accounts                                                  379,740                    228,647
                                                                                                    ----------------
                                                                         ================
Net assets tax basis                                                         $14,024,222                $14,243,154
                                                                         ================           ================

     In 1996, approximately 69% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $14,281,984. The June 30, 1997 fair value of these investments of $14,240,106 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1997, there were 66 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                66
Total Mortgage Investments outstanding                                                           $14,281,984

Average Mortgage Investment outstanding                                                             $216,394
Average Mortgage Investment as percent of total                                                        1.52%
Average Mortgage Investment as percent of Partners Capital                                            1.59%

Largest Mortgage Investment outstanding                                                           $1,400,000
Largest Mortgage Investment as percent of total                                                        9.80%
Largest Mortgage Investment as percent of Partners Capital                                           10.26%

Number of counties where security is located(all California)                                              16

Largest percentage of Mortgage Investments in one county                                              20.74%
Average Mortgage Investment to appraised value of security at time loan was consummated               64.71%

Number of Mortgage Investments in foreclosure                               4

     The following categories of mortgage investments are pertinent at June 30, 1997, and December 31, 1996:

                                                                        June 30,               December 31,
                                                                          1997                     1996
                                                                    -----------------          --------------
First Trust Deeds                                                         $5,683,840              $4,199,552
Second Trust Deeds                                                         7,676,531               6,913,853
Third Trust Deeds                                                            721,612                 722,887
Fourth Trust Deeds                                                           200,001                 200,001
                                                                    -----------------          --------------
  Total mortgage investments                                              14,281,984              12,036,293
Prior liens due other lenders                                             21,969,730              22,068,554
                                                                    -----------------
                                                                                               ==============
  Total debt                                                             $36,251,714             $34,104,847
                                                                    =================          ==============

Appraised property value at time of loan                                 $56,021,569             $51,863,991
                                                                    =================          ==============

Total investments as a percent of appraisals                                  64.71%                  65.76%
                                                                    =================          ==============

Investments by Type of Property

Owner occupied homes                                                      $1,505,619              $1,742,767
Non-Owner occupied homes                                                     845,948               1,112,274
Apartments                                                                 2,580,680               1,325,872
Commercial                                                                 9,349,737               7,855,380
                                                                    =================          ==============
                                                                         $14,281,984             $12,036,293
                                                                    =================          ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                            JUNE 30, 1997 (unaudited)




     Scheduled maturity dates of mortgage investments as of June 30, 1997 are as follows:

                       Period Ending
                        December 31,
                     -------------------

                            1997                                   $2,543,741
                            1998                                    3,176,480
                            1999                                    2,249,560
                            2000                                    1,029,619
                            2001                                    1,076,631
                         Thereafter                                 4,205,953
                                                                ===============
                                                                   $14,281,984
                                                                ===============

     The scheduled maturities for 1997 include approximately $1,467,613 in loans which are past maturity at December 31, 1996. Interest payment on most of these loans are current. $199,037 of those loans were categorized as delinquent over 90 days.

     Three loans with principal outstanding of $473,215 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $9,595 at June 30, 1997.

     The cash  balance  at June 30,  1997 of  $452,811  was in one bank  with an
interest  bearing  balance  totalling  $357,299.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $352,811.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At June 30, 1997, Partners Capital totaled $13,644,482.

     The Partnership began funding Mortgage Investments on December 27, 1989 and as of June 30, 1997 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.02%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range only slightly higher from its current rate of 6.08%.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has borrowed $3,000,000. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments were not available and since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit by making the interest rate spread between the mortgage coupon rate and the credit line rate. As of June 30, 1997, the Partnership is current with its interest payments on the line of credit.

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

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending June 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING            DESCRIPTION OF COMPENSATION              AMOUNT
COMPENSATION                    and SERVICES RENDERED
-------------------------- --------------------------------------- -------------


Redwood Mortgage     Mortgage servicing fees for servicing
                     Mortgage Investments                             $31,628



General Partners     Asset Management Fee for managing assets         $0
 &/or Affiliates

General Partners     1% interest in profits, losses and distributions
                     of cash available for distribution                $4,179


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):


Redwood Mortgage     Mortgage Brokerage  Commissions for services in connection with the review, selection,  evaluation,  negotiation, and extension of the Mortgage  Investment paid by the borrower
                     and not by the Partnership.                      $195,416

Redwood Mortgage     Processing  and Escrow  Fees for  services  in  connection with notary,  document preparation,  credit investigation, and escrow  fees  payable by the  borrower  and not by the
                     Partnership                                        $2,793

     II. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30, 1997

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $5,683,839.97
Appraised Value of Properties *                                11,632,935.00
   Total Investment as a % of Appraisal                               48.86%

First Trust Deed Mortgage Investments                           5,683,839.97
Second Trust Deed Mortgage Investments                          7,676,530.56
Third Trust Deed Mortgage Investments                             721,611.88
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,281,983.61

First Trust Deeds due other Lenders                            20,847,470.00
Second Trust Deeds due other Lenders                              979,402.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $36,251,713.61

   Appraised Property Value *                                  56,021,569.00
   Total Investment as a % of Appraisal                               64.71%

Number of Mortgage Investments Outstanding                                66

Average Investment                                               $216,393.69
Average Investment as a % of Net Assets                                1.59%
Largest Investment Outstanding                                  1,400,000.00
Largest Investment as a % of Net Assets                               10.26%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 39.80%
Second Trust Deed Mortgage Investments                                53.75%
Third Trust Deed Mortgage Investments                                  5.05%
Fourth Trust Deed Mortgage Investments                                 1.40%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,505,618.71                   10.54%
Non Owner Occupied Homes                 845,948.22                    5.92%
Apartments                             2,580,679.95                   18.07%
Commercial                             9,349,736.73                   65.47%
                                                             ----------------
                                  ------------------
Total                                $14,281,983.61                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 4

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent


Alameda                                      $2,961,368.62           20.74%
San Francisco                                 2,618,782.73           18.34%
Santa Clara                                   2,495,411.23           17.47%
Stanislaus                                    1,665,745.47           11.66%
San Mateo                                     1,509,096.01           10.57%
Contra Costa                                  1,290,822.03            9.04%
Sonoma                                          370,365.33            2.59%
Monterey                                        335,932.05            2.35%
El Dorado                                       274,178.59            1.92%
Sacramento                                      273,062.01            1.91%
Santa Barbara                                   122,039.62            0.85%
Solano                                          104,583.15            0.73%
Ventura                                          91,000.00            0.64%
Shasta                                           82,086.69            0.58%
Marin                                            62,716.85            0.44%
 Santa Cruz                                      24,793.23            0.17%
                                        -------------------      -----------

Total                                       $14,281,983.61          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                           The registrant has not filed any reports on Form 8-K during the nine month period ending June 30, 1997

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of August, 1997.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of August, 1997.


Signature                              Title                        Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                     General Partner          August 12, 1997


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                     General Partner          August 12, 1997



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell             President of Gymno Corporation,  August 12, 1997
                               (Principal Executive Officer);
                               Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell              Secretary/Treasurer of Gymno    August 12, 1997
                                Corporation (Principal Financial
                                and Accounting Officer);
                                Director of Gymno Corporation