Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1997-09-30
CIK 854092

                         REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1996

                                     Part I

                                                                        Page No.
Item 1 - Business                                                             4
Item 2 - Properties                                                         4-6
Item 3 - Legal Proceedings                                                    6
Item 4 - Submission of Matters to a vote of Security Holders (partners)       7

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters      7
Item 6 - Selected Financial Data                                            7-8
Item 7 - Managements Discussion and Analysis of Financial condition
and Results of Operations                                                     9
Item 8 - Financial Statements and Supplementary Data                      11-35
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                         36

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                 36
Item 11 - Executive Compensation                                             37
Item 12 - Security Ownership of Certain Beneficial Owners and management     38
Item 13 - Certain Relationships and Related Transactions                     38

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8- K.                                                      38-39

Signatures                                                                   40

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

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

        California                                             94-3094928
-------------------------- -----------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                     94063
-------------------------------------------------------------------------------
(address of principal executive offices)                      (zip code)

Registrants telephone No. including area code               (415) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
------------------------- -----------------------------------------------------
Limited Partnership Units                               None
-------------------------------------------------------------------------------

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

YES      XXXX                                              NO
---------------                                            --------------------

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

Item 2 - Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1996, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                             $4,199,551.40
Appraised Value of Properties                                  8,799,746.00
  Total Investment as a % of Appraisal                                47.72%
Second Trust Deed Mortgage Investments                         6,913,852.90
Third Trust Deed Mortgage Investments                            722,887.23
Fourth Trust Deed Mortgage Investments *                         200,001.20
First Trust Deeds due other Lenders                           20,947,294.00
Second Trust Deeds due other Lenders                             979,402.00
Third Trust Deeds due other Lenders                              142,858.00

Total Debt                                                   $34,105,846.73

  Appraised Property Value                                    51,863,991.00
  Total Investments as a % of Appraisal                               65.76%

Number of Mortgage Investments Outstanding                               71


Average Investment                                               169,525.25
Average Investment as a % of Net Assets                               1.21%
Average Investment as a % of Net Assets                               1.25%
Largest Investment Outstanding                                  979,272.93
Largest Investment as a % of Net Assets                               6.99%
Largest Investment as a % of Net Assets                               7.21%


Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                    34.89%
Second Trust Deeds                                                   57.44%
Third Trust Deeds                                                     6.01%
Fourth Trust Deeds                                                    1.66%
                                                                ------------
Total                                                               100.00%

Mortgage Investments  by                Amount              Percent
Type of Property

Owner Occupied Homes                   $1,742,767.10           14.48%
Non-Owner Occupied Homes                1,112,274.08            9.24%
Apartments                              1,325,871.63           11.02%
Commercial                              7,855,379.92           65.26%
                                   ------------------      -----------

Total                                 $12,036,292.73          100.00%

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

     Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1996                 1995               1994
                                                      --------------       --------------      -------------

Cash                                                       $755,089             $514,840           $462,681
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        12,036,293           12,382,641         11,345,566
   Accrued interest and other fees                          264,495              940,541            738,142
   Advances on Mortgage Investments                          41,203              110,874             28,767
   Other receivables - Unsecured                            337,242              378,200            359,072
   Less allowance for losses                              (228,647)            (200,000)          (201,608)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                        1,468,345            1,347,997          2,352,221
Formation loan due from Redwood Mortgage.                   429,163              517,051            604,939
Partnership Interest                                        242,394              223,245                  0
Organization cost net of amortization                             0                  368              2,384


                                                      --------------       --------------      -------------
                                                        $15,345,577          $16,215,757        $15,692,164
                                                      --------------       --------------      -------------
                                                      --------------       --------------      -------------
                                                        $14,916,414          $15,698,706        $15,087,225
                                                      --------------       --------------      -------------



                        Liabilities and Partners Capital

                                                                           December 31,
                                                      -------------------------------------------------------
                                                               1996                1995                 1994
                                                      --------------       --------------      --------------
Liabilities:
Note payable - Bank                                      $1,175,000          $2,000,000           $1,929,630
Accounts payable and accrued expenses                         1,472               1,472                2,973
Discount of Mortgage Investments                            154,598                   0                    0
Due to Related Companies                                          0                   0                5,663
                                                      --------------      --------------       --------------
                                                          1,331,070           2,001,472            1,938,266


Partners  Capital                                        14,014,507          14,214,285           13,753,898
Partners  Capital                                        13,573,366          13,685,393           13,137,962
  Limited Partners subject to redemption                     11,978              11,881               10,997
                                                      --------------      --------------       --------------
  General Partners                                       13,585,344          13,697,234           13,148,959
                                                      --------------      --------------       --------------


                                                        $14,916,414         $15,698,706          $15,087,225
                                                      --------------      --------------       --------------

                                                      --------------      --------------       --------------
                                                        $15,345,577         $16,215,757          $15,692,164
                                                      --------------      --------------       --------------

                               Statement of Income

Gross revenue                                            $1,483,233          $1,450,487           $1,489,882
Gross revenue                                            $1,580,500          $1,483,881           $1,489,882
Expenses                                                    624,134             538,527              562,591
                                                      --------------      --------------       --------------
Expenses                                                    721,401             571,921              562,591
                                                      --------------      --------------       --------------


Net Income                                                 $859,099            $911,960             $927,291
                                                      --------------      --------------       --------------

Net income to General Partners (1%)                          $8,591              $9,120               $9,273
                                                      ==============      ==============       ==============

Net Income to Limited Partners (99%)                       $850,508            $902,840             $918,018
                                                      ==============      ==============       ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded                  $60                 $60                  $63
                                                      ==============      ==============       ==============

   - where partner receives income in monthly
       distributions                                            $59                 $58                  $61
                                                      ==============      ==============       ==============

     Net income in 1994 averaged at an annualized yield of 6.28%. In 1995, the annualized yield was 6.00% and in 1996 the annualized yield was 6.02%.


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1996, Partners Capital totaled $14,014,507 $13,585,344.

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

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has borrowed $1,175,000. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available and since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit. Once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of December 31, 1996, the Partnership is current with its interest payments on the line of credit. In 1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar Partnerships over the last nineteen years. Professional services were higher in 1993 and into 1994 as a result of a lawsuit initiated to collect an outstanding debt. The debt was collected in 1994. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $335,955 and $306,779 as provision for doubtful accounts for the years ended December 31, 1994 and December 31, 1995. The decrease in the provision reflects the decrease in the amount of REO, unsecured receivables and the decreasing levels of delinquency within the portfolio. Additionally, the General Partners felt that the bottom of the real estate cycle had been reached, reflecting a decreasing need to set aside reserves for continuously declining real estate values as had been the case in the early 1990s in the California real estate market.

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

     At the time of subscription to the Partnership, Limited Partners make an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995 and December 31, 1996 the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450 and $327,887 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995 and December 31, 1996 to Limited Partners capital accounts and not withdrawn was $640,390 and $522,621 respectively. As of December 31, 1995 and December 31,
1996 Limited Partners electing to withdraw earnings represented 36.00% and 44.00% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995 and December 31, 1996, $ and $ were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995 and December 31, 1996 respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995 and December 31,1996 $97,801 and $318,902 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:


        Independent Auditors Report,
        Balance Sheets - December 31, 1996, and December 31, 1995,
        Statements of Income for the three years ended December 31, 1996, Statements of Changes in Partners Capital for the three years ended
         December 31,  1996,
        Statements of Cash Flows for the three years ended December 31, 1996, Notes to Financial Statements - December 31, 1996.

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


     As explained in notes 1(a) and 11 to the financial statements, the formation loan receivable from Redwood Mortgage has been reclassified as a reduction in Partners Capital until collections are received. There was no effect on net income.



                              /S/ A. Bruce Cropper
                                PARODI & CROPPER



Lafayette, California
February 28, 1997



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                                     1996                1995
                                                                            --------------      --------------

Cash                                                                             $755,089            $514,840
                                                                            --------------      --------------


Accounts receivable:
  Mortgage Investments, secured by deeds of trust                              12,036,293          12,382,641
  Accrued Interest on Mortgage Investments                                        264,495             940,541
  Advances on Mortgage Investments                                                 41,203             110,874
  Accounts receivables, unsecured                                                 337,242             378,200
                                                                            --------------      --------------
                                                                               12,679,233          13,812,256
  Less allowance for doubtful accounts                                            228,647             200,000
                                                                            --------------      --------------


                                                                               12,450,586          13,612,256
                                                                            --------------      --------------

Real estate owned, acquired through foreclosure, held for sale                  1,468,345           1,347,997
Investment in partnership                                                         242,394             223,245

Formation loan due from Redwood Mortgage                                          429,163             517,051

Organization costs, less accumulated amortization of $10,102 and
   $9,734, respectively                                                                 0                 368
                                                                            --------------      --------------

                                                                              $15,345,577         $16,215,757
                                                                            ==============      ==============
                                                                              $14,916,414         $15,698,706
                                                                            ==============      ==============

                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $1,175,000          $2,000,000
  Accounts payable and accrued expenses                                             1,472               1,472
  Deferred Interest                                                               154,598                   0
                                                                            --------------      --------------
                                                                                1,331,070           2,001,472

Partners Capital                                                               14,014,507          14,214,285
                                                                            --------------      --------------
  Limited partners capital, subject to redemption (Note 4E):
     Net of unallocated sundication costs of $0 and $13,588 for 1996 and
     1995 respectively; and formation loan receivable of $429,163 and
     $517,051 for 1996 and 1995, respectively                                  13,573,366          13,685,393

  General partners  capital, net of unallocated syndication costs of $0
    and $137, for 1996 and 1995, respectively                                      11,978              11,841
                                                                            --------------      --------------

           Total Partners  Capital                                             13,585,344          13,697,234

                                                                              $15,345,577         $16,215,757
           Total Liabilites and Partners  Capital                             $14,916,414         $15,698,706
                                                                            ==============      ==============

See accompanying notes to financial statements.



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1996                1995              1994
                                                               -------------       -------------     --------------
Revenues:
  Interest on Mortgage Investments                               $1,430,183          $1,430,742         $1,453,969
  Interest on Mortgage Investments                               $1,527,450          $1,464,136         $1,453,969
  Interest on bank deposits                                          10,228               8,407             13,843
  Late charges                                                       17,266               9,038             20,232
  Other                                                              25,556               2,300              1,838
                                                               -------------       -------------     --------------
                                                               -------------       -------------     --------------
                                                                  1,483,233           1,450,487          1,489,882
                                                               -------------       -------------     --------------
                                                               -------------       -------------     --------------
                                                                  1,580,500           1,483,881          1,489,882
                                                               -------------       -------------     --------------


Expenses:
  Mortgage sevicing fees                                             97,267              33,394                  0
  Interest on note payable - bank                                   127,454             163,361            135,790
  Clerical costs through Redwood Mortgage                            40,874              27,762                  0
  Amortization of organization costs                                    368               2,016              2,016
  General partners asset management fee                                   0                   0             10,008
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure                      419,437             306,779            335,955
  Professional services                                              18,802              19,557             53,250
  Printing, supplies and postage                                     12,466              14,703             17,282
  Other                                                               4,733               4,349              8,290
                                                               -------------       -------------     --------------
                                                                    624,134             538,527            562,591
                                                               -------------       -------------     --------------
                                                                    721,401             571,921            562,591


Net Income                                                         $859,099            $911,960           $927,291
                                                               =============       =============     ==============

Net income:  To General Partners(1%)                                 $8,591              $9,120             $9,273
                     To Limited Partners (99%)                      850,508             902,840            918,018
                                                               =============       =============     ==============
                                                                   $859,099            $911,960           $927,291
                                                               =============       =============     ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and  compounded                       $ 60                $ 60               $ 63
                                                               =============       =============     ==============

     -where partner receives income in monthly distributions           $ 59                $ 58               $ 61
                                                               =============       =============     ==============


See accompanying notes to financial statements.




                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                  PARTNERS CAPITAL

                                                                                 UNALLOCATED
                                         GENERAL             LIMITED             SYNDICATION
                                        PARTNERS             PARTNERS               COSTS                 TOTAL
                                      -------------- ---- --------------- ---- ---------------- ----- ---------------

Balances at December 31, 1993                11,978           13,596,915             (189,704)            13,419,189

Net income                                    9,273              918,018                     0               927,291
Allocation of syndication costs               (810)             (80,190)                81,000                     0
Early withdrawal penalties                        0             (34,001)                10,635              (23,366)
Partners  withdrawals                       (8,463)            (560,753)                     0             (569,216)
                                      --------------      ---------------      ----------------       ---------------

Balances at December 31, 1994                11,978           13,839,989              (98,069)            13,753,898

Net income                                    9,120              902,840                     0               911,960
Allocation of syndication costs               (810)             (80,190)                81,000                     0
Early withdrawal penalties                        0             (10,690)                 3,344               (7,346)
Partners  withdrawals                       (8,310)            (435,917)                     0             (444,227)
                                      --------------      ---------------      ----------------       ---------------

Balances at December 31, 1995               $11,978           14,216,032              (13,725)            14,214,285

Net income                                    8,591              850,508                     0               859,099
Allocation of syndication costs               (137)             (13,588)                13,725                     0
Early withdrawal penalties                        0             (37,345)                     0              (37,345)
Partners  withdrawals                       (8,454)          (1,013,078)                     0           (1,021,532)
                                      --------------      ---------------      ----------------       ---------------

Balances at December 31, 1996               $11,978           14,002,529                     0            14,014,507
                                      ==============      ===============      ================       ===============

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


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                               Capital
                                               Account          Unallocated         Formation
                                               Limited          Syndication            Loan
                                               Partners            Costs            Receivable           Total
                                            ---------------    ---------------     --------------    ---------------

Balances at December 31, 1993                  $13,596,915         $(187,807)         $(693,471)        $12,715,637

Formation loan collections                               0                  0             65,166             65,166
Net income                                         918,018                  0                  0            918,018
Allocation of syndication costs                   (80,190)             80,190                  0                  0
Early withdrawal penalties                        (34,001)             10,529             23,366              (106)
Partners  withdrawals                            (560,753)                  0                  0          (560,753)
                                            ---------------    ---------------     --------------    ---------------


Balances at December 31, 1994                   13,839,989           (97,088)           (604,939         13,137,962

Formation loan collections                               0                  0             80,542             80,542
Net income                                         902,840                  0                  0            902,840
Allocation of syndication costs                   (80,190)             80,190                  0                  0
Early withdrawal penalties                        (10,690)              3,310              7,346               (34)
Partners  withdrawals                            (435,917)                  0                  0          (435,917)
                                            ---------------    ---------------     --------------    ---------------

Balances at December 31, 1995                   14,216,032           (13,588)          (517,051)         13,685,393

Formation loan collections                               0                  0             62,225             62,225
Net income                                         850,508                  0                  0            850,508
Allocation of syndication costs                   (13,588)             13,588                  0                  0
Early withdrawal penalties                        (37,345)                  0             25,663           (11,682)
Partners  withdrawals                          (1,013,078)                  0                  0        (1,013,078)
                                            ---------------    ---------------     --------------    ---------------

Balances at December 31, 1996                  $14,002,529                 $0         $(429,163)        $13,573,366
                                            ===============    ===============     ==============    ===============

See accompanying notes to financial statements


                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                          PARTNERS CAPITAL
                                            ------------------------------------------------------------------------------
                                                            GENERAL PARTNERS CAPITAL
                                            ----------------------------------------------------------
                                            Capital Account          Unallocated                               Total
                                            General Partners      Syndication Costs                          Partners
                                                                                             Total            Capital
                                            ------------------    -------------------     ------------     ---------------


Balances at December 31, 1993                         $11,978               $(1,897)          $10,081         $12,725,718

Formation loan collections                                  0                      0                0              65,166
Net income                                              9,273                      0            9,273             927,291
Allocation of syndication costs                         (810)                    810                0                   0
Early withdrawal penalties                                  0                    106              106                   0
Partners withdrawals                                  (8,463)                      0          (8,463)           (569,216)
                                            ------------------    -------------------     ------------     ---------------

Balances at December 31, 1994                          11,978                  (981)           10,997          13,148,959

Formation loan collections                                  0                      0                0              80,542
Net income                                              9,120                      0            9,120             911,960
Allocation of syndication costs                         (810)                    810                0                   0
Early withdrawal penalties                                  0                     34               34                   0
Partners  withdrawals                                 (8,310)                      0          (8,310)           (444,227)
                                            ------------------    -------------------     ------------     ---------------

Balances at December 31, 1995                          11,978                  (137)           11,841          13,697,234

Formation loan collections                                  0                      0                0              62,225
Net income                                              8,591                      0            8,591             859,099
Allocation of syndication costs                         (137)                    137                0                   0
Early withdrawal penalties                                  0                      0                0            (11,682)
Partners  withdrawals                                 (8,454)                      0          (8,454)         (1,021,532)
                                            ------------------    -------------------     ------------     ---------------

Balances at December 31, 1996                         $11,978                     $0          $11,978         $13,585,344
                                            ------------------    -------------------     ------------     ---------------


See accompanying notes to financial statements




                                                   REDWOOD MORTGAGE INVESTORS VII
                                                  (A Califonira Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------

                                                                           1996              1995               1994
                                                                       -------------     -------------      -------------
Cash flows from operating activities:
  Net income                                                               $859,099          $911,960           $927,291
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                          368             2,016              2,016
    Provision for doubtful accounts                                         204,398            74,812            106,950
    Provision for losses on real estate held for sale                       215,039           231,967            229,005
    Early withdrawal penalty credited to income                            (11,682)                 0                  0
    (Increase) decrease in accrued interest & advances                      745,717         (284,506)          (140,657)
    Increase (decrease) in accounts payable and accrued expenses                  0           (1,501)           (37,549)
    (Increase) decrease in amount due from or to Redwood Mortgage                 0           (5,663)              3,806
    Increase (decrease) in deferred interest on Mortgage Investments        154,598                 0            (8,548)
                                                                       -------------     -------------      -------------

      Net cash provided by operating activities                           2,167,537           929,085          1,082,314
                                                                       -------------     -------------      -------------

Cash flows from investing activities:
    Principal collected on mortgage investments                           8,923,339         1,980,879          3,383,366
    Mortgage Investments made                                           (9,099,688)       (3,592,507)        (4,671,889)
    Formation loan collections                                               87,888            87,888             88,532
    Additions to Real Estate held for sale                                (147,733)         (170,194)          (647,609)
    Dispositions of real estate held for sale                               200,250         1,198,211            334,102
    Investment in partnership                                              (19,149)                 0                  0
                                                                       -------------     -------------      -------------

      Net cash provided by (used in) investing activities                  (55,093)         (495,723)        (1,513,498)
                                                                       -------------     -------------      -------------
      Net cash provided by (used in) investing activities                 (142,981)         (583,611)        (1,602,030)
                                                                       -------------     -------------      -------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                            (825,000)            70,370            999,137
  Formation loan collections                                                 62,225            80,542             65,166
Early withdrawal penalties, net of credit to syndication costs             (37,345)         (444,227)          (569,216)
Partners withdrawals                                                    (1,021,532)         (444,227)          (569,216)
                                                                       -------------     -------------      -------------

      Net cash provided by (used in) financing activities               (1,883,877)         (381,203)            406,555
                                                                       -------------     -------------      -------------
      Net cash provided by (used in) financing activities               (1,784,307)         (293,315)            495,087
                                                                       -------------     -------------      -------------

Net increase (decrease) in cash                                             240,249            52,159           (24,629)

Cash - beginning of period                                                  514,840           462,681            487,310
                                                                       -------------     -------------      -------------

Cash - end of period                                                       $755,089          $514,840           $462,681
                                                                       =============     =============      =============

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


     A. Sales Commissions - Formation Loan Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage has had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1996, $485,206 including $75,478 in early withdrawal penalties, had been repaid leaving a balance of $429,163. The formation loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.


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

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs were capitalized and were amortized over a five year period. Syndication costs were charged against partnerP capital and were allocated to individual partners consistent with the Partnership Agreement.

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

     At December 31, 1996, 1995 and 1994, reductions in the cost of loans categorized as impaired by the Partnership totalled $9,595, $0 and $10,000 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 8 to the financial statements as of December 31, 1996, the average mortgage investment to appraised value of security at the time the loans were consummated was 65.76%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.


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


     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1996 and 1995:

                                                   December 31,
                                         ----------------------------------
                                         1996                            1995
                                         -----                          ------

Costs of properties                  $1,655,786                      $1,410,571
Reduction in value                      187,441                          62,574
                                 ---------------                 ---------------

Fair value reflected in
  financial statements               $1,468,345                      $1,347,997
                                  =============                    ============

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


F. Investment in Partnership (see note 5)


     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At December 31, 1996, cost is considered less than fair value and the investment is stated at cost in the financial statements.

G. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five year period. Syndication costs of $425,794 were charged against partners capital and were allocated to individual partners consistent with the Partnership Agreement.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1996 and 1995 was as follows:

                                             December 31,
                              -----------------------------------------------
                                      1996                            1995
                                ---------------                 ---------------

Impaired mortgage investments        $9,595                              $0
Unspecified mortgage investments     19,052                          50,000
Accounts receivable, unsecured      200,000                         150,000
                                 ------------                 ---------------
                                   $228,647                        $200,000
                                 ============                 ===============

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


K. Reclassifications and Changes in Presentation

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan which was previously categorized as an asset, has been deducted from Limited Parteners capital until collected from Reddwood Mortgage, an affiliate of the General Partners.

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

     B. Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Amounts remitted to Redwood Mortgage and recorded as interest on Mortgage Investments is net of such fees. In 1994, all $124,049 in loan servicing fees were waived by Redwood Mortgage. In 1995, $66,888 of the total loan servicing fees of $100,282 were waived. In 1996, $92,249 of the total loan servicing fees of $189,516 were waived by Redwood Mortgage. Mortgage servicing fees of $97,267, $33,394 and $0 were incurred for years 1996, 1995 and 1994, respectively.

     C. Asset Management Fee The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1996, 1995 and 1994, the asset management fees charged were $10,008, $16,735, and $0.00 respectively. The computed management fees were $51,519, $50,360, and $53,537 respectively, with the difference being waived by the General Partners. Management fees of $0, 0 and $10,008 were incurred for years 1996, 1995 and 1994, respectively.


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage) are reimbursed by the Partnership for all operating expenses actually incurred by them on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to Limited Partners. In 1994, all such expenses were absorbed by Redwood Mortgage. In 1996 and 1995, reimbursed expenses totalled $40,874 and $27,762, respectively. Such reimbursements are reflected as expenses in the Statements of Income.

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


NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                          December 31,
                                                -------------------------------
                                                 1996                    1995
                                               --------                 -------

Net assets - Partners Capital per financial  $13,585,344           $13,697,234*-
statements

Formation loan receivable                        429,163               517,051
Allowance for doubtful accounts                  228,647               200,000
                                               ----------              --------
Net assets tax basis                         $14,243,154           $14,414,285
                                            =============         ============


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

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$12,036,293. The December 31, 1996 fair value of these investments of $12,001,000 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 8 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS


     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 71 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                 71
Total Mortgage Investments outstanding                            $12,036,293

Average Mortgage Investment outstanding                              $169,525
Average Mortgage Investment as percent of total                          1.41%
Average Mortgage Investment as percent of Partners Capital               1.21%
Average Mortgage Investment as percent of Partners Capital               1.25%

Largest Mortgage Investment outstanding                              $979,273
Largest Mortgage Investment as percent of total                          8.14%
Largest Mortgage Investment as percent of Partners Capital               6.99%
Largest Mortgage Investment as percent of Partners Capital               7.21%

Number of counties where security is located(all California)               17

Largest percentage of Mortgage Investments in one county                24.00%
Average Mortgage Investment to appraised value of security at time loan
 was consummated                                                        65.76%

Number of Mortgage Investments in foreclosure                               5

     The following categories of mortgage investments are pertinent at December 31, 1996 and 1995:

                                                     December 31,
                                            ------------------------------------
                                               1996                      1995
                                            -----------          ---------------

First Trust Deeds                           $4,199,552               $3,922,120
Second Trust Deeds                           6,913,853                7,377,189
Third Trust Deeds                              722,887                  896,188
Fourth Trust Deeds                             200,001                  187,144
                                            -----------              ----------
  Total mortgage investments                12,036,293               12,382,641
Prior liens due other lenders               22,068,554               30,575,880
                                            -----------              ----------
  Total debt                               $34,105,847              $42,958,491
                                           ===========              ===========

Appraised property value at time of loan   $51,863,991              $68,888,224
                                           ===========              ===========

Total investments as a percent of appraisals     65.76%                   62.36%
                                           ===========              ============

Investments by Type of Property

Owner occupied homes                        $1,742,767               $2,621,800
Non-Owner occupied homes                     1,112,274                  651,528
Apartments                                   1,325,872                1,828,877
Commercial                                   7,855,380                7,280,436
                                           ===========              ============
                                           $12,036,293              $12,382,641
                                           ===========              ============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1997                              $2,825,886
                            1998                               3,834,232
                            1999                               1,295,510
                            2000                               1,029,619
                            2001                               1,076,994
                         Thereafter                            1,974,052
                                                           ===============
                                                             $12,036,293
                                                           ===============

     The scheduled maturities for 1997 include approximately $1,597,297 in loans which are past maturity at December 31, 1996. Interest payment on most of these loans are current. $315,066 of those loans were categorized as delinquent over 90 days.

     Five loans with principal outstanding of $652,081 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $9,595 at December 31, 1996.

     The cash  balance at December  31, 1996 of $755,089 was in one bank with an
interest  bearing  balance  totalling  $179,572.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $655,089.


NOTE 11 - CHANGE IN PRESENTATION

     The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners Capital. The total of the formation loan outstanding was $429,163 and 517,051 at December 31, 1996 and 1995, respectively.


                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/95                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off              12/31/96

Redwood Mortgage .            $517,051                $0.00           $62,225        $25,663*       $0.00         $429,163


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

Year Ended
12/31/96

Deducted from
Asset accounts:


Allowance for
Doubtful accts           $200,000         $419,437             $0.00            $390,790         $228,647
Doubtful accts           $200,000         $204,398            $175,751             $0            $228,647



Cumulative
write-down of
Real Estate held
for sale (REO)           $62,574          $215,039            $90,172              $0            $187,441

Total                    $262,574         $419,437            $265,923             $0            $416,088

(2) represents loss on mortgage investments and real estate held for sale.




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
                                                             During the Period     During the Period   the period
----------------------- ---------------- ------------------- --------------------- ------------------- -------------------


Year-Ended 12/31/96       $1,175,000           9.300%             $2,000,000           $1,370,413            9.300%


SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D      Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic    Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment     Liens      of           amount of    amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage     Mortgage               Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest
========= ========= ========= =========== ========== ============ ============ ============ ========= ==============

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
                                                                               Principal
                                                                               or Interest
========= ========= ========= =========== ========== ============ ============ ============ ========= ==============

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



     Notes: Two loans had impaired provisions totalling $9,595 included in the allowance for doubtful accounts of $28,647 relating to mortgage investments at December 31, 1996. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect.


     Amounts reflected in column G (carrying amount of mortgage investments) represents both costs and the tax basis of the loans.

Schedule XII

     Reconciliation of carrying amount of Mortgage Investments at close of period (12/31/96)

Balance at beginning of period 1/01/96                             $12,382,641
Additions during period:
New Mortgage Investments                            $9,099,688
Other                                                        0       $9,099,688
------------------------------------------- ------------------ ----------------

                                                                    $21,482,329

Deduction during period:
Collections of principal                            $8,923,339
Foreclosures                                           492,697
Cost of Mortgage Investment sold                             0
Amortization of Premium                                      0
Other                                                   30,000       $9,446,036
-------------------------------------------- ------------------ ----------------


Balance at close of period (12/31/96)                               $12,036,293
                                                                    ------------


Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1996                  1995                 1994
                                            ---------------       ---------------      ---------------

Balance at beginning of year                   $12,382,641           $11,345,566          $11,766,189
                                            ---------------       ---------------      ---------------
Additions during period:
New Mortgage Investments                         9,099,688             3,592,507            4,671,889
Other                                                    0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions                9,099,688             3,592,507            4,671,889
                                            ---------------       ---------------      ---------------


Deduction during period:
Collections of principal                         8,923,339             1,980,879            3,383,366
Foreclosures                                       492,697               485,322            1,709,146
Cost of Mortgage Investments sold                        0                     0                    0
Amortization of Premium                                  0                     0                    0
Other                                               30,000                89,231                    0
                                            ---------------       ---------------      ---------------
                  Total Deductions               9,446,036             2,555,432            5,092,512
                                            ---------------       ---------------      ---------------

Balance at close of year                       $12,036,293           $12,382,641          $11,345,566
                                            ===============       ===============      ===============

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

Entity Receiving    Description of Compensation and Services Rendered     Amount
Compensation
------------------------------------------------------------------ ------------

I.  Redwood Mortgage       Mortgage Servicing Fee for servicing
                            Mortgage Investments................        $97,267

General Partners &/or
Affiliate                  Asset Management Fee for managing
                           assets...........................                 $0
General Partners           1% interest in profits...........             $8,591

                           Less allowance for syndication costs             137
                                                                         $8,454

     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.          Loan Brokerage Commissions for services in
                           connection with the review, selection,
                           evaluation, negotiation, and extension of the
                           Mortgage Investments paid by the borrowers and
                           not by the Partnership                     $236,310

Redwood Mortgage           Processing and Escrow Fees for services in
                           connection with notary, document preparation,
                           credit investigation, and escrow fees payable by
                           the borrowers and not by the
                           Partnership...............                   $5,609

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN
THE STATEMENT OF INCOME.                                               $40,874

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


Signature                          Title                           Date


/S/ D. Russell Burwell
--------------------------
D. Russell Burwell           General Partner                     March 18, 1997


/S/ Michael R. Burwell
--------------------------
Michael R. Burwell           General Partner                     March 18, 1997



/S/ D. Russell Burwell
--------------------------
D. Russell Burwell         President of Gymno Corporation,       March 18, 1997
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/S/ Michael R. Burwell
--------------------------
Michael R. Burwell         Secretary/Treasurer of Gymno          March 18, 1997
                           Corporation (Principal Financial
                           and Accounting Officer);
                           Director of Gymno Corporation