Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1997-10-16
CIK 854092

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

     Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1996                 1995               1994
                                                      --------------       --------------      -------------

Cash                                                       $755,089             $514,840           $462,681
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        12,036,293           12,382,641         11,345,566
   Accrued interest and other fees                          264,495              940,541            738,142
   Advances on Mortgage Investments                          41,203              110,874             28,767
   Other receivables - Unsecured                            337,242              378,200            359,072
   Less allowance for losses                              (228,647)            (200,000)          (201,608)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                        1,468,345            1,347,997          2,352,221
Formation loan due from Redwood Mortgage.                   429,163              517,051            604,939
Partnership Interest                                        242,394              223,245                  0
Organization cost net of amortization                             0                  368              2,384


                                                      --------------       --------------      -------------
                                                        $15,345,577          $16,215,757        $15,692,164
                                                      --------------       --------------      -------------
                                                      --------------       --------------      -------------
                                                        $14,916,414          $15,698,706        $15,087,225
                                                      --------------       --------------      -------------



                        Liabilities and Partners Capital

                                                                           December 31,
                                                      -------------------------------------------------------
                                                               1996                1995                 1994
                                                      --------------       --------------      --------------
Liabilities:
Note payable - Bank                                      $1,175,000          $2,000,000           $1,929,630
Accounts payable and accrued expenses                         1,472               1,472                2,973
Discount of Mortgage Investments                            154,598                   0                    0
Due to Related Companies                                          0                   0                5,663
                                                      --------------      --------------       --------------
                                                          1,331,070           2,001,472            1,938,266


Partners  Capital                                        14,014,507          14,214,285           13,753,898
Partners  Capital:
 General Partners                                            11,978              11,841               10,997
  Limited Partners subject to redemption                 13,573,366          13,685,393           13,137,962
                                                      --------------      --------------       --------------
  Total Partners' Capital                                13,585,344          13,697,234           13,148,959
                                                      --------------      --------------       --------------


                                                        $14,916,414         $15,698,706          $15,087,225
                                                      --------------      --------------       --------------

                                                      --------------      --------------       --------------
                                                        $15,345,577         $16,215,757          $15,692,164
                                                      --------------      --------------       --------------

                               Statement of Income

Gross revenue                                            $1,483,233          $1,450,487           $1,489,882
Gross revenue                                            $1,580,500          $1,483,881           $1,489,882
Expenses                                                    624,134             538,527              562,591
                                                      --------------      --------------       --------------
Expenses                                                    721,401             571,921              562,591
                                                          --------------      --------------       --------------


Net Income                                                 $859,099            $911,960             $927,291
                                                      --------------      --------------       --------------

Net income to General Partners (1%)                          $8,591              $9,120               $9,273
                                                      ==============      ==============       ==============

Net Income to Limited Partners (99%)                       $850,508            $902,840             $918,018
                                                      ==============      ==============       ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded                  $60                 $60                  $63
                                                      ==============      ==============       ==============

   - where partner receives income in monthly
       distributions                                            $59                 $58                  $61
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

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995 and December 31, 1996, $106,901 and $412,798 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995 and December 31, 1996 respectively and is expected by the General Partners to commonly occur at these levels.

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

     C. Asset Management Fee The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). In 1996, 1995 and 1994, the asset management fees charged were $10,008, $16,735, and $0.00 respectively. The computed management fees were $51,519, $50,360, and $53,537 respectively, with the difference being waived by the General Partners. Management fees of $0, $0 and $10,008 were incurred for years 1996, 1995 and 1994, respectively.


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

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$12,036,293. The December 31, 1996 fair value of these investments of $12,507,030 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 8 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS


     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 71 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                 71
Total Mortgage Investments outstanding                            $12,036,293

Average Mortgage Investment outstanding                              $169,525
Average Mortgage Investment as percent of total                          1.41%
Average Mortgage Investment as percent of Partners Capital               1.21%
Average Mortgage Investment as percent of Partners Capital               1.25%

Largest Mortgage Investment outstanding                              $979,273
Largest Mortgage Investment as percent of total                          8.14%
Largest Mortgage Investment as percent of Partners Capital               6.99%
Largest Mortgage Investment as percent of Partners Capital               7.21%

Number of counties where security is located(all California)               17

Largest percentage of Mortgage Investments in one county                24.00%
Average Mortgage Investment to appraised value of security at time loan
 was consummated                                                        65.76%

Number of Mortgage Investments in foreclosure                               5

     The following categories of mortgage investments are pertinent at December 31, 1996 and 1995:

                                                     December 31,
                                            ------------------------------------
                                               1996                      1995
                                            -----------          ---------------

First Trust Deeds                           $4,199,552               $3,922,120
Second Trust Deeds                           6,913,853                7,377,189
Third Trust Deeds                              722,887                  896,188
Fourth Trust Deeds                             200,001                  187,144
                                            -----------              ----------
  Total mortgage investments                12,036,293               12,382,641
Prior liens due other lenders               22,069,554               30,575,850
                                            -----------              ----------
  Total debt                               $34,105,847              $42,958,491
                                           ===========              ===========

Appraised property value at time of loan   $51,863,991              $68,888,224
                                           ===========              ===========

Total investments as a percent of appraisals     65.76%                   62.36%
                                           ===========              ============

Investments by Type of Property

Owner occupied homes                        $1,742,767               $2,621,800
Non-Owner occupied homes                     1,112,274                  651,528
Apartments                                   1,325,872                1,828,877
Commercial                                   7,855,380                7,280,436
                                           ===========              ============
                                           $12,036,293              $12,382,641
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