Form 10-K/A
period 1996-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1997-10-21
CIK 854092

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

Item 2 - Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1996, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                             $4,199,551.40
Appraised Value of Properties                                  8,799,746.00
  Total Investment as a % of Appraisal                                47.72%
Second Trust Deed Mortgage Investments                         6,913,852.90
Third Trust Deed Mortgage Investments                            722,887.23
Fourth Trust Deed Mortgage Investments *                         200,001.20
First Trust Deeds due other Lenders                           20,947,294.00
Second Trust Deeds due other Lenders                             979,402.00
Third Trust Deeds due other Lenders                              142,858.00

Total Debt                                                   $34,105,846.73

  Appraised Property Value                                    51,863,991.00
  Total Investments as a % of Appraisal                               65.76%

Number of Mortgage Investments Outstanding                               71


Average Investment                                               169,525.25
Average Investment as a % of Net Assets                               1.25%
Largest Investment Outstanding                                  979,272.93
Largest Investment as a % of Net Assets                               7.21%


Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                    34.89%
Second Trust Deeds                                                   57.44%
Third Trust Deeds                                                     6.01%
Fourth Trust Deeds                                                    1.66%
                                                                ------------
Total                                                               100.00%

Mortgage Investments  by                Amount              Percent
Type of Property

Owner Occupied Homes                   $1,742,767.10           14.48%
Non-Owner Occupied Homes                1,112,274.08            9.24%
Apartments                              1,325,871.63           11.02%
Commercial                              7,855,379.92           65.26%
                                   ------------------      -----------

Total                                 $12,036,292.73          100.00%

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

     Financial condition and results of operation for the Partnership for three years to December 31, 1996 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1996                 1995               1994
                                                      --------------       --------------      -------------

Cash                                                       $755,089             $514,840           $462,681
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        12,036,293           12,382,641         11,345,566
   Accrued interest and other fees                          264,495              940,541            738,142
   Advances on Mortgage Investments                          41,203              110,874             28,767
   Other receivables - Unsecured                            337,242              378,200            359,072
   Less allowance for losses                              (228,647)            (200,000)          (201,608)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                        1,468,345            1,347,997          2,352,221
Partnership Interest                                        242,394              223,245                  0
Organization cost net of amortization                             0                  368              2,384


                                                      --------------       --------------      -------------
                                                        $14,916,414          $15,698,706        $15,087,225
                                                      --------------       --------------      -------------



                        Liabilities and Partners Capital

                                                                           December 31,
                                                      -------------------------------------------------------
                                                               1996                1995                 1994
                                                      --------------       --------------      --------------
Liabilities:
Note payable - Bank                                      $1,175,000          $2,000,000           $1,929,630
Accounts payable and accrued expenses                         1,472               1,472                2,973
Discount of Mortgage Investments                            154,598                   0                    0
Due to Related Companies                                          0                   0                5,663
                                                      --------------      --------------       --------------
                                                          1,331,070           2,001,472            1,938,266


Partners  Capital:
 General Partners                                            11,978              11,841               10,997
  Limited Partners subject to redemption                 13,573,366          13,685,393           13,137,962
                                                      --------------      --------------       --------------
  Total Partners' Capital                                13,585,344          13,697,234           13,148,959
                                                      --------------      --------------       --------------


                                                        $14,916,414         $15,698,706          $15,087,225
                                                      --------------      --------------       --------------


                               Statement of Income

Gross revenue                                            $1,580,500          $1,483,881           $1,489,882
                                                      --------------      --------------       --------------
Expenses                                                    721,401             571,921              562,591
                                                      -------------       --------------       --------------

Net Income                                                 $859,099            $911,960             $927,291
                                                      --------------      --------------       --------------

Net income to General Partners (1%)                          $8,591              $9,120               $9,273
                                                      ==============      ==============       ==============

Net Income to Limited Partners (99%)                       $850,508            $902,840             $918,018
                                                      ==============      ==============       ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded                  $60                 $60                  $63
                                                      ==============      ==============       ==============

   - where partner receives income in monthly
       distributions                                            $59                 $58                  $61
                                                      ==============      ==============       ==============

     Net income in 1994 averaged at an annualized yield of 6.28%. In 1995, the annualized yield was 6.00% and in 1996 the annualized yield was 6.02%.


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1996, Partners Capital totaled $13,585,344.

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



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1996                1995              1994
                                                               -------------       -------------     --------------
Revenues:
  Interest on Mortgage Investments                               $1,527,450          $1,464,136         $1,453,969
  Interest on bank deposits                                          10,228               8,407             13,843
  Late charges                                                       17,266               9,038             20,232
  Other                                                              25,556               2,300              1,838
                                                               -------------       -------------     --------------
                                                                  1,580,500           1,483,881          1,489,882
                                                               -------------       -------------     --------------


Expenses:
  Mortgage sevicing fees                                             97,267              33,394                  0
  Interest on note payable - bank                                   127,454             163,361            135,790
  Clerical costs through Redwood Mortgage                            40,874              27,762                  0
  Amortization of organization costs                                    368               2,016              2,016
  General partners asset management fee                                   0                   0             10,008
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure                      419,437             306,779            335,955
  Professional services                                              18,802              19,557             53,250
  Printing, supplies and postage                                     12,466              14,703             17,282
  Other                                                               4,733               4,349              8,290
                                                               -------------       -------------     --------------
                                                                    721,401             571,921            562,591


Net Income                                                         $859,099            $911,960           $927,291
                                                               =============       =============     ==============

Net income:  To General Partners(1%)                                 $8,591              $9,120             $9,273
                     To Limited Partners (99%)                      850,508             902,840            918,018
                                                               =============       =============     ==============
                                                                   $859,099            $911,960           $927,291
                                                               =============       =============     ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and  compounded                       $ 60                $ 60               $ 63
                                                               =============       =============     ==============

     -where partner receives income in monthly distributions           $ 59                $ 58               $ 61
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


See accompanying notes to financial statements




                                                   REDWOOD MORTGAGE INVESTORS VII
                                                  (A Califonira Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------

                                                                           1996              1995               1994
                                                                       -------------     -------------      -------------
Cash flows from operating activities:
  Net income                                                               $859,099          $911,960           $927,291
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                          368             2,016              2,016
    Provision for doubtful accounts                                         204,398            74,812            106,950
    Provision for losses on real estate held for sale                       215,039           231,967            229,005
    Early withdrawal penalty credited to income                            (11,682)                 0                  0
    (Increase) decrease in accrued interest & advances                      745,717         (284,506)          (140,657)
    Increase (decrease) in accounts payable and accrued expenses                  0           (1,501)           (37,549)
    (Increase) decrease in amount due from or to Redwood Mortgage                 0           (5,663)              3,806
    Increase (decrease) in deferred interest on Mortgage Investments        154,598                 0            (8,548)
                                                                       -------------     -------------      -------------

      Net cash provided by operating activities                           2,167,537           929,085          1,082,314
                                                                       -------------     -------------      -------------

Cash flows from investing activities:
    Principal collected on mortgage investments                           8,923,339         1,980,879          3,383,366
    Mortgage Investments made                                           (9,099,688)       (3,592,507)        (4,671,889)
    Additions to Real Estate held for sale                                (147,733)         (170,194)          (647,609)
    Dispositions of real estate held for sale                               200,250         1,198,211            334,102
    Investment in partnership                                              (19,149)                 0                  0
                                                                       -------------     -------------      -------------

      Net cash provided by (used in) investing activities                 (142,981)         (583,611)        (1,602,030)
                                                                       -------------     -------------      -------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                            (825,000)            70,370            999,137
  Formation loan collections                                                 62,225            80,542             65,166
Partners withdrawals                                                    (1,021,532)         (444,227)          (569,216)
                                                                       -------------     -------------      -------------

      Net cash provided by (used in) financing activities               (1,784,307)         (293,315)            495,087
                                                                       -------------     -------------      -------------

Net increase (decrease) in cash                                             240,249            52,159           (24,629)

Cash - beginning of period                                                  514,840           462,681            487,310
                                                                       -------------     -------------      -------------

Cash - end of period                                                       $755,089          $514,840           $462,681
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

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS


     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1996, there were 71 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                 71
Total Mortgage Investments outstanding                            $12,036,293

Average Mortgage Investment outstanding                              $169,525
Average Mortgage Investment as percent of total                          1.41%
Average Mortgage Investment as percent of Partners Capital               1.25%

Largest Mortgage Investment outstanding                              $979,273
Largest Mortgage Investment as percent of total                          8.14%
Largest Mortgage Investment as percent of Partners Capital               7.21%

Number of counties where security is located(all California)               17

Largest percentage of Mortgage Investments in one county                24.00%
Average Mortgage Investment to appraised value of security at time loan
 was consummated                                                        65.76%

Number of Mortgage Investments in foreclosure                               5

     The following categories of mortgage investments are pertinent at December 31, 1996 and 1995:

                                                     December 31,
                                            ------------------------------------
                                               1996                      1995
                                            -----------          ---------------

First Trust Deeds                           $4,199,552               $3,922,120
Second Trust Deeds                           6,913,853                7,377,189
Third Trust Deeds                              722,887                  896,188
Fourth Trust Deeds                             200,001                  187,144
                                            -----------              ----------
  Total mortgage investments                12,036,293               12,382,641
Prior liens due other lenders               22,069,554               30,575,850
                                            -----------              ----------
  Total debt                               $34,105,847              $42,958,491
                                           ===========              ===========

Appraised property value at time of loan   $51,863,991              $68,888,224
                                           ===========              ===========

Total investments as a percent of appraisals     65.76%                   62.36%
                                           ===========              ============

Investments by Type of Property

Owner occupied homes                        $1,742,767               $2,621,800
Non-Owner occupied homes                     1,112,274                  651,528
Apartments                                   1,325,872                1,828,877
Commercial                                   7,855,380                7,280,436
                                           ===========              ============
                                           $12,036,293              $12,382,641
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


Allowance for
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