Form 10-Q
period 1997-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 1997-11-07
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                  September 30, 1997
---------------------------- ----------------------- --------------------------
Commission file number                  33-30427
---------------------------- ----------------------- --------------------------

                         REDWOOD MORTGAGE INVESTORS VII
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

California                                             94-3094928
-------------------------- -----------------------------------------------------
(State or other jurisdiction of                       I.R.S. Employer
incorporation of organization)                        Identification No.

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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     XX                                                NO
     --------                                                 ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                         NO                        NOT APPLICABLE        X
    -------------                -------------                      ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

                                     ASSETS

                                                                           Sept 30, 1997
                                                                            (unaudited)             1996
                                                                           ---------------      --------------

Cash                                                                             $185,165            $755,089
                                                                           ---------------      --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                              14,097,623          12,036,293
  Accrued Interest on Mortgage Investments                                        373,069             264,495
  Advances on Mortgage Investments                                                 42,914              41,203
  Accounts receivables, unsecured                                                 107,817             337,242
                                                                           ---------------
                                                                                                --------------
                                                                               14,621,423          12,679,233
  Less allowance for doubtful accounts                                            264,720             228,647
                                                                           ---------------      --------------

                                                                               14,356,703          12,450,586
                                                                           ---------------
                                                                                                --------------

Real estate owned, acquired through foreclosure, held for sale                    856,577           1,468,345
Investment in partnership                                                         298,237             242,394
                                                                           ---------------      --------------

                                                                              $15,696,682         $14,916,414
                                                                           ===============      ==============

                                         LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $2,591,816          $1,175,000
  Accounts payable and accrued expenses                                             1,845               1,472
  Deferred Interest                                                                     0             154,598
                                                                            --------------      --------------
                                                                                2,593,661           1,331,070
                                                                            --------------      --------------

Partners Capital
  Limited partners  capital, subject to redemption (Note 4E):
     Net of formation loan receivable of $357,794 and $429,163 for
       September 30, 1997, and December 31, 1996, respectively                 13,091,043          13,573,366

  General partners  capital                                                        11,978              11,978
                                                                            --------------
                                                                                                --------------

           Total Partners  Capital                                             13,103,021          13,585,344
                                                                            --------------      --------------

           Total Liabilities and Partners  Capital                            $15,696,682         $14,916,414
                                                                            ==============      ==============

See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997
                              AND 1996 (unaudited)

                                            9 months ended    9 months ended    3 months ended     3 months ended
                                            Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997     Sept. 30,  1996
                                               (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues:
    Interest on mortgage investments           $1,184,702         $1,180,937         $418,203          $402,259
    Interest on bank deposits                       5,266              4,461            1,673             1,610
    Late Charges                                    3,946             13,817            1,020             5,451
    Miscellaneous                                  12,122             20,779            3,166            14,614
                                              ------------      -------------     ------------     -------------

                                                1,206,036          1,219,994          424,062           423,934
                                              ------------      -------------     ------------     -------------
Expenses:
    Interest on note payable-bank                 142,691            127,066           59,877            38,407
    Mortgage Servicing Fees                        51,621             97,268           19,993            32,733
    Amortization of organization costs                  0                368                0                 0
    Clerical costs through Redwood Mortgage        28,621             30,758            9,285            10,464
    Professional Fees                              22,882             17,637            3,156               473
    Provision for doubtful accounts and
losses on
      real estate acquired through                324,027            285,591          122,705           127,930
foreclosure
    Printing, Supplies and Postage                  8,123                  0            2,643                 0
    Other                                           5,576             13,647            1,807             2,543
                                              ------------      -------------     ------------     -------------

                                                  583,541            572,335          219,466           212,550
                                              ------------      -------------     ------------     -------------

Net income                                       $622,495           $647,659         $204,596          $211,384
                                              ============      =============     ============     =============

Net income:  to General Partners (1%)              $6,225             $6,476           $2,046            $2,113
Net income:  to Limited Partners (99%)           $616,270           $641,183         $202,550          $209,271
                                              ============      =============     ============     =============
                                                 $622,495           $647,659         $204,596          $211,384
                                              ============      =============     ============     =============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and                 $45.27             $44.78           $14.87            $14.71
compounded
                                              ------------      -------------     ------------     -------------
  - where partner receives income in monthly
       distributions                               $44.39             $43.92           $14.80            $14.63
                                              ------------      -------------     ------------     -------------

See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) and
                NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

                                                                   PARTNERS CAPITAL
                                         -----------------------------------------------------------------------
                                                               LIMITED PARTNERS CAPITAL
                                         -----------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1993              $13,596,915          $(187,807)         $(693,471)       $12,715,637

Formation loan collections                           0                   0             65,166            65,166
Net income                                     918,018                   0                  0           918,018
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (34,001)              10,529             23,366             (106)
Partners  withdrawals                        (560,753)                   0                  0         (560,753)
                                         --------------     ---------------    ---------------    --------------


Balances at December 31, 1994               13,839,989            (97,088)           (604,939        13,137,962

Formation loan collections                           0                   0             80,542            80,542
Net income                                     902,840                   0                  0           902,840
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (10,690)               3,310              7,346              (34)
Partners  withdrawals                        (435,917)                   0                  0         (435,917)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995               14,216,032            (13,588)          (517,051)        13,685,393

Formation loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners  withdrawals                      (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996               14,002,529                   0          (429,163)        13,573,366

Formation loan collections                           0                   0             48,447            48,447
Net income                                     616,270                   0                  0           616,270
Early withdrawal penalties                    (33,356)                   0             22,922          (10,434)
Partners  withdrawals                      (1,136,606)                   0                  0       (1,136,606)
                                         --------------     ---------------    ---------------    --------------

Balances at September 30, 1997             $13,448,837                  $0         $(357,794)       $13,091,043
                                         ==============     ===============    ===============    ==============

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1996 (audited) and
                NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1993                      $11,978               $(1,897)          $10,081         $12,725,718

Formation loan collections                               0                      0                0              65,166
Net income                                           9,273                      0            9,273             927,291
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                    106              106                   0
Partners  withdrawals                              (8,463)                      0          (8,463)           (569,216)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1994                       11,978                  (981)           10,997          13,148,959

Formation loan collections                               0                      0                0              80,542
Net income                                           9,120                      0            9,120             911,960
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                     34               34                   0
Partners withdrawals                              (8,310)                      0          (8,310)           (444,227)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                       11,978                  (137)           11,841          13,697,234

Formation loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners  withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                       11,978                      0           11,978          13,585,344

Formation loan collections                               0                      0                0              48,447
Net income                                           6,225                      0            6,225             622,495
Early withdrawal penalties                               0                      0                0            (10,434)
Partners  withdrawals                              (6,225)                      0          (6,225)         (1,142,831)
                                         ------------------    -------------------     ------------    ----------------

Balances at September 30, 1997                     $11,978                     $0          $11,978         $13,103,021
                                         ==================    ===================     ============    ================

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A Califonira Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                               Sept 30, 1997        Sept 30, 1996
                                                                                (unaudited)          (unaudited)
                                                                              ----------------     ----------------
Cash flows from operating activities:
  Net income                                                                         $622,495             $647,659
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                                      0                  368
    Provision for doubtful accounts and for losses on real estate held for            324,027              285,591
sale
    Early withdrawal penalty credited to income                                      (10,434)              (7,212)
    (Increase) decrease in accrued interest & advances                              (110,285)              879,720
    Increase (decrease) in accounts payable and accrued expenses                          373                    0
    (Increase) decrease in amount due from or to Redwood Mortgage                           0                    0
    Increase (decrease) in deferred interest on Mortgage Investments                (154,598)                    0
                                                                              ----------------     ----------------

      Net cash provided by operating activities                                       671,578            1,806,126
                                                                              ----------------     ----------------

Cash flows from investing activities:
    Principal collected on mortgage investments                                     4,145,994            8,206,061
    Mortgage Investments made                                                     (6,207,324)          (7,112,114)
    Additions to Real Estate held for sale                                          (131,707)            (480,921)
    Dispositions of real estate held for sale                                         684,946              379,163
    Investment in partnership                                                        (55,843)                (684)
                                                                              ----------------     ----------------

      Net cash provided by (used in) investing activities                         (1,563,934)              991,505
                                                                              ----------------     ----------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                                      1,416,816          (2,000,000)
  Formation loan collections                                                           48,447               65,916
  Partners withdrawals                                                            (1,142,831)            (649,905)
                                                                              ----------------     ----------------

      Net cash provided by (used in) financing activities                             322,432          (2,583,989)
                                                                              ----------------     ----------------

Net increase (decrease) in cash                                                     (569,924)              213,642

Cash - beginning of period                                                            755,089              514,840
                                                                              ----------------     ----------------

Cash - end of period                                                                 $185,165             $728,482
                                                                              ================     ================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through September 30, 1997, $556,575 including $98,400 in early withdrawal penalties, had been repaid leaving a balance of $357,794. The formation loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

     At September 30, 1997, December 31, 1996, 1995 and 1994, reductions in the cost of loans categorized as impaired by the Partnership totalled $9,595, $9,595, $0 and $10,000 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of September 30, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 62.73%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 1997, December 31, 1996 and 1995:

                                                         Sept, 30,                   December 31,
                                                       ---------------     ---------------------------------
                                                            1997               1996               1995
                                                       ---------------     -------------      --------------

Costs of properties                                        $1,066,280        $1,655,786          $1,410,571
Reduction in value                                            209,703           187,441              62,574
                                                       ---------------
                                                                           -------------      --------------

Fair value reflected in financial statements                 $856,577        $1,468,345          $1,347,997
                                                       ===============     =============      ==============

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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At September 30, 1997, cost is considered less than fair value and the investment is stated at cost in the financial statements.

G. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five year period. Syndication costs of $415,692 were charged against partners capital and were allocated to individual partners consistent with the Partnership Agreement.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1997, December 31, 1996 and 1995 was as follows:

                                                         Sept, 30,                   December 31,
                                                       ---------------     ---------------------------------
                                                            1997               1996               1995
                                                       ---------------     -------------      --------------

Impaired mortgage investments                                  $9,595            $9,595                  $0
Unspecified mortgage investments                              163,839            19,052              50,000
Accounts receivable, unsecured                                 91,286           200,000             150,000
                                                       ---------------     -------------      --------------
                                                             $264,720          $228,647            $200,000
                                                       ===============     =============      ==============

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

K. Reclassifications and Changes in Presentation

     Certain reclassifications not affecting net income have been made to prior year amounts to conform to the current year presentation. In addition, the formation loan which was previously categorized as an asset, has been deducted from Limited Partners capital until collected from Redwood Mortgage, an affiliate of the General Partners.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $51,621, $97,267, $33,394 and $0 were incurred for nine months period ended September 30, 1997, and for years 1996, 1995 and 1994, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations equal to 1/32 of 1% of the net asset value (3/8 of 1% annual). Management fees of $0, $0, $0 and $10,008 were incurred for nine months period ended September 30, 1997, and for years 1996, 1995 and 1994, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

F. Guaranteed Interest Rate For Offering Period

     During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. None thereafter was subject to the guarantee. This guarantee is now no longer applicable.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $298,237 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,258,649) in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $107,817 at September 30, 1997.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1995, 1996 and September 30, 1997, were $2,000,000, $1,175,000 and $2,591,816 respectively, and the interest rate at September 30, 1997 was 9.00%% (8.50% prime + .50%).

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                          Sept, 30,                    December 31,
                                                        ---------------     -----------------------------------
                                                             1997               1996                 1995
                                                        ---------------     --------------      ---------------

Net assets - Partners  Capital per financial               $13,103,021        $13,585,344          $13,697,234
statements

Formation loan receivable                                      357,794            429,163              517,051
Allowance for doubtful accounts                                264,720            228,647              200,000
                                                                            --------------      ---------------
                                                        ===============
Net assets tax basis                                       $13,725,535        $14,243,154          $14,414,285
                                                        ===============     ==============      ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

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

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$14,097,623. The September 30, 1997, fair value of these investments of $14,337,814 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1997, there were 66 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                66
Total Mortgage Investments outstanding                           $14,097,623

Average Mortgage Investment outstanding                             $213,600
Average Mortgage Investment as percent of total                         1.52%
Average Mortgage Investment as percent of Partners Capital              1.63%

Largest Mortgage Investment outstanding                           $1,400,000
Largest Mortgage Investment as percent of total                         9.93%
Largest Mortgage Investment as percent of Partners Capital             10.68%

Number of counties where security is located(all California)              15

Largest percentage of Mortgage Investments in one county                21.00%
Average Mortgage Investment to appraised value of security at time
 loan was consummated                                                   62.73%

Number of Mortgage Investments in foreclosure                               3

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)

     The following categories of mortgage investments are pertinent at September 30, 1997, December 31, 1996 and 1995:

                                                         Sept. 30,                      December 31,
                                                      ----------------      -------------------------------------
                                                           1997                  1996                  1995
                                                      ----------------      ---------------       ---------------

First Trust Deeds                                          $6,153,820           $4,199,552            $3,922,120
Second Trust Deeds                                          7,022,857            6,913,853             7,377,189
Third Trust Deeds                                             720,945              722,887               896,188
Fourth Trust Deeds                                            200,001              200,001               187,144
                                                      ----------------      ---------------       ---------------
  Total mortgage investments                               14,097,623           12,036,293            12,382,641
Prior liens due other lenders                              21,487,463           22,069,554            30,575,850
                                                      ----------------      ---------------       ---------------
  Total debt                                              $35,585,086          $34,105,847           $42,958,491
                                                      ================      ===============       ===============

Appraised property value at time of loan                  $56,723,074          $51,863,991           $68,888,224
                                                      ================      ===============       ===============

Total investments as a percent of appraisals                   62.73%               65.76%                62.36%
                                                      ================      ===============       ===============

Investments by Type of Property

Owner occupied homes                                       $1,220,817           $1,742,767            $2,621,800
Non-Owner occupied homes                                      968,493            1,112,274               651,528
Apartments                                                  1,961,990            1,325,872             1,828,877
Commercial                                                  9,946,323            7,855,380             7,280,436
                                                      ================      ===============       ===============
                                                          $14,097,623          $12,036,293           $12,382,641
                                                      ================      ===============       ===============

     Scheduled maturity dates of mortgage investments as of December 31, 1996 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1997                    $2,234,127
                            1998                     2,581,163
                            1999                     2,339,825
                            2000                     1,508,571
                            2001                     1,093,216
                         Thereafter                  4,340,721
                                                    ===========
                                                   $14,097,623
                                                    ===========

     The scheduled maturities for 1997 include approximately $1,744,999 in loans which are past maturity at September 30, 1997. Interest payment on most of these loans are current. $841,895 of those loans were categorized as delinquent over 90 days.

     Three loans with principal outstanding of $841,895 had interest payments overdue in excess of 90 days. Two loans had impaired provisions totalling $9,595 at September 30, 1997.

     The cash balance at September  30, 1997 of $185,165 was in one bank with an
interest  bearing  balance  totalling  $173,171.   The  balances  exceeded  FDIC
insurance limits (up to $100,000 per bank) by $85,165.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (audited) and
                         SEPTEMBER 30, 1997 (unaudited)


NOTE 11 - CHANGE IN PRESENTATION

     The formation loan receivable from Redwood Mortgage, an affiliate of the General Partners, has been categorized as a reduction in Limited Partners Capital, the source of the funds. It was previously reflected as an asset. As payments are received, or early withdrawal penalties realized, the formation loan balance will be reduced and restored to Limited Partners Capital. The total of the formation loan outstanding was $357,794, $429,163 and $517,051 at September 30, 1997, December 31, 1996 and 1995, respectively.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 1997, Partners Capital totaled $13,103,021.

     The Partnership began funding Mortgage Investments on December 27, 1989 and as of September 30, 1997 had credited the Partners accounts with income at an average annualized (compounded) yield of 8.14%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range only slightly higher from its current rate.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. Currently, it has borrowed $2,591,816. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of September 30, 1997, the Partnership is current with its interest payments on the line of credit. In 1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the nine months through September 30, 1997, interest paid was $142,691 reflecting an overall greater utilization of the credit line from the previous three years.

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

     The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. A wide variety of indicators suggest that the economy in California is strong in 1997, and the State is well - positioned for fast growth. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996 and nine months period to September 30, 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450, $327,887 and $284,956 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and nine months period ended September 30, 1997, to Limited Partners capital accounts and not withdrawn was $640,390, $522,621, and $331,314 respectively. As of December 31, 1995, December 31, 1996 and September 30, 1997, Limited Partners electing to withdraw earnings represented 36.00%, 44.00% and 53% of the Limited Partners outstanding capital accounts.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, and nine months to September 30, 1997, $106,901, $412,798 and $423,351
were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend we are experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and September 30, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996 and nine months to September 30, 1997, $97,801, $318,902 and $461,656 were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. Once the initial five year hold period has passed the General Partners expect to see an increase in liquidations due to the ability of Limited Partners to withdraw without penalty. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal will have been liquidated. After year eleven, the gross figures generally should subside and the Partnership capital again tends to increase.

I.  COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ending September 30, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus:

ENTITY RECEIVING      DESCRIPTION OF COMPENSATION                      AMOUNT
COMPENSATION            and SERVICES RENDERED
----------------------------------------------------------------- -------------


Redwood Mortgage   Mortgage servicing fees for servicing
                   Mortgage Investments                                $51,621

General Partners   Asset Management Fee for managing assets                 $0
 &/or Affiliates

General Partners   1% interest in profits, losses and distributions
                   of cash available for distribution                   $6,225

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS, NOT OF THE PARTNERSHIP):


Redwood Mortgage   Mortgage Brokerage  Commissions for services in connection with the review, selection,  evaluation,  negotiation, and extension of the Mortgage  Investment paid by the borrower
                   and not by the Partnership.                         $278,636

Redwood Mortgage   Processing  and Escrow  Fees for  services  in  connection with notary,  document preparation,  credit investigation, and escrow  fees  payable by the  borrower  and not by the
                   Partnership                                           $4,908


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME.

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1997

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $6,153,820.20
Appraised Value of Properties *                                13,327,913.00
   Total Investment as a % of Appraisal                               46.17%

First Trust Deed Mortgage Investments                           6,153,820.20
Second Trust Deed Mortgage Investments                          7,022,856.77
Third Trust Deed Mortgage Investments                             720,945.11
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,097,623.28

First Trust Deeds due other Lenders                            20,365,203.00
Second Trust Deeds due other Lenders                              979,402.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $35,585,086.28

   Appraised Property Value *                                  56,723,074.00
   Total Investment as a % of Appraisal                               62.73%

Number of Mortgage Investments Outstanding                                66

Average Investment                                               $213,600.35
Average Investment as a % of Net Assets                                1.63%
Largest Investment Outstanding                                 $1,400,000.00
Largest Investment as a % of Net Assets                               10.68%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 43.65%
Second Trust Deed Mortgage Investments                                49.82%
Third Trust Deed Mortgage Investments                                  5.11%
Fourth Trust Deed Mortgage Investments                                 1.42%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,220,817.34                    8.66%
Non Owner Occupied Homes                 968,493.37                    6.87%
Apartments                             1,961,989.64                   13.92%
Commercial                             9,946,322.93                   70.55%
                                                             ----------------
                                  ------------------
Total                                $14,097,623.28                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 3

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent


Alameda                                      $2,960,083.12           21.00%
Santa Clara                                   2,495,411.23           17.70%
San Francisco                                 2,123,416.02           15.06%
Stanislaus                                    1,665,745.47           11.82%
San Mateo                                     1,314,969.73            9.33%
Contra Costa                                  1,289,095.68            9.14%
Solano                                          584,503.88            4.15%
Sonoma                                          370,045.84            2.62%
Monterey                                        357,134.44            2.53%
El Dorado                                       274,178.59            1.94%
Sacramento                                      264,487.53            1.88%
Santa Barbara                                   121,748.32            0.86%
Santa Cruz                                      103,882.60            0.74%
Ventura                                          91,000.00            0.65%
Shasta                                           81,920.83            0.58%
                                        -------------------      -----------

Total                                       $14,097,623.28          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                   The registrant has not filed any reports on Form 8-K during the nine month period ending September 30, 1997

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November, 1997.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 6th day of November, 1997.


Signature                       Title                                Date


/s/ D. Russell Burwell
-----------------------
D. Russell Burwell          General Partner                  November 6, 1997


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                  November 6, 1997



/s/ D. Russell Burwell
-----------------------
D. Russell Burwell      President of Gymno Corporation,      November 6, 1997
                        (Principal Executive Officer);
                        Director of Gymno Corporation


/s/ Michael R. Burwell
-----------------------
Michael R. Burwell       Secretary/Treasurer of Gymno        November 6, 1997
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation