Form 10-K
period 1997-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1998-03-25
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1997

                                     Part I

                                                                       Page No.
Item 1 - Business                                                           3
Item 2 - Properties                                                       3-5
Item 3 - Legal Proceedings                                                  5
Item 4 - Submission of Matters to a vote of Security Holders (partners)     6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters    6
Item 6 - Selected Financial Data                                          6-7
Item 7 - Managements Discussion and Analysis of Financial condition       8-10
and Results of Operations
Item 8 - Financial Statements and Supplementary Data                     11-34
Item 9 - Changes in and Disagreements with Accountants on Accounting and 35 Financial Disclosure

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                35
Item 11 - Executive Compensation                                            36
Item 12 - Security Ownership of Certain Beneficial Owners and management    37
Item 13 - Certain Relationships and Related Transactions                    37

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8- K.                                                     37-38

Signatures                                                                  39

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 1997 Commission file number 33-30427
-------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

          California                                             94-3094928
------------------------- -----------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification)
   incorporation or organization)

   650 El Camino Real Suite G, Redwood City, CA                 94063
------------------------------------------------------ ------------------------
  (address of principal executive offices)                    (zip code)

Registrants telephone No. including area code              (650) 365-5341
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------------------------------------------------------------------
Limited Partnership Units                                       None
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(g)   Limited Partnership Interests
 of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES               XXXX                                         NO
--------------------------------             ----------------------------------

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

     The Partnership began selling units in October, 1989 and began investing in mortgages in December, 1989. At December 31, 1997, the Partnership had a balance in its Mortgage Investments portfolio totalling $13,449,741 with interest rates thereon ranging from 6.50% to 15.50%.

     Currently, Mortgage Investments secured by First Trust Deeds comprise 50.63% of the Mortgage Investment portfolio followed by Second Trust Deeds of 42.52%, and Third Trust Deeds of 5.36%. A Fourth Trust Deed makes up the balance. Owner-occupied homes, combined with non-owner occupied homes total 19.11% of the Mortgage Investments. Commercial Mortgage Investments origination increased from last year, now comprising 68.50% of the portfolio, an increase of 4.96%. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. 76.60% of the total Mortgage Investments, are in six counties of the Bay Area. The County of Stanislaus makes up 9.39% of the Mortgage Investments and the balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $216,931 per Mortgage Investment, an increase of $47,406. Some of the larger Mortgage Investments invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 39.70%. A 40% equity average on loan origination is generally considered very conservative.
Generally, the more equity, the more protection for the lender. The Partnerships Mortgage Investment portfolio is in good condition with properties in foreclosure as of December, 1997, totalling $409,429.

Item 2 - Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1997, is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                 $6,810,112.92
Appraised Value of Properties                                     15,343,465.00
  Total Investment as a % of Appraisal                                    44.38%
Second Trust Deed Mortgage Investments                             5,719,368.83
Third Trust Deed Mortgage Investments                                720,258.14
Fourth Trust Deed Mortgage Investments *                             200,001.20
First Trust Deeds due other Lenders                               16,829,319.00
Second Trust Deeds due other Lenders                                 979,402.00
Third Trust Deeds due other Lenders                                  142,858.00

Total Debt                                                       $31,401,320.09

  Appraised Property Value                                        52,077,885.00
  Total Investments as a % of Appraisal                                   60.30%

Number of Mortgage Investments Outstanding                                   62

Average Investment                                                   216,931.31
Average Investment as a % of Net Assets                                    1.68%
Largest Investment Outstanding                                     1,400,000.00
Largest Investment as a % of Net Assets                                   10.87%

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                         50.63%
Second Trust Deeds                                                        42.52%
Third Trust Deeds                                                          5.36%
Fourth Trust Deeds                                                         1.49%
                                                             -------------------
Total                                                                    100.00%

Mortgage Investments  by                Amount              Percent
Type of Property

Owner Occupied Homes                   $1,104,742.08            8.22%
Non-Owner Occupied Homes                1,464,596.07           10.89%
Apartments                              1,666,915.50           12.39%
Commercial                              9,213,487.44           68.50%
                                   ------------------      -----------

Total                                 $13,449,741.09          100.00%

* Footnotes on following page

     The following is a distribution of Mortgage Investments outstanding as of December 31, 1997 by Counties.

County                           Total Mortgage             Percent
                                   Investments

Alameda                             $3,756,697.83            27.93%
San Francisco                        1,878,295.17            13.97%
Santa Clara                          1,795,411.23            13.35%
Contra Costa                         1,286,947.45             9.57%
Stanislaus                           1,262,847.77             9.39%
San Mateo                            1,215,051.36             9.03%
Solano                                 584,430.56             4.34%
Monterey                               473,586.97             3.52%
Sonoma                                 369,725.52             2.75%
El Dorado                              274,178.59             2.04%
Sacramento                             260,004.46             1.93%
Santa Cruz                             119,812.96             0.89%
Ventura                                 91,000.00             0.68%
Shasta                                  81,751.22             0.61%
                                ------------------       -----------

Total                              $13,449,741.09           100.00%

     * Redwood Mortgage Investors VII, together with other Redwood Partnerships, hold a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio at the inception of this loan was 76.52%. In addition to the borrower paying an interest rate of 12.25%, the Partnership and other lenders will also participate in profits. The General Partners have had previous loan activity with this borrower which had been concluded successfully, with extra earnings earned for the other partnerships involved.


Statement of Condition of Mortgage Investments

Number of Mortgage Investments in Foreclosure                   2


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

     Financial condition and results of operation for the Partnership for three years to December 31, 1997 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1997                 1996               1995
                                                      --------------       --------------      -------------
Cash                                                       $520,837             $755,089           $514,840
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        13,449,741           12,036,293         12,382,641
   Accrued interest and other fees                          427,952              264,495            940,541
   Advances on Mortgage Investments                          33,154               41,203            110,874
   Other receivables - Unsecured                            252,422              337,242            378,200
   Less allowance for losses                              (424,738)            (228,647)          (200,000)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                          687,139            1,468,345          1,347,997
Partnership Interest                                        346,017              242,394            223,245
Organization cost net of amortization                             0                    0                368

                                                      --------------       --------------      -------------
                                                        $15,292,524          $14,916,414        $15,698,706
                                                      --------------       --------------      -------------



                                                   Liabilities and Partners Capital

                                                                           December 31,
                                                      -------------------------------------------------------
                                                               1997                1996                 1995
                                                      --------------      --------------       --------------

Liabilities:
Note payable - Bank                                      $2,341,816          $1,175,000           $2,000,000
Accounts payable and accrued expenses                         1,845               1,472                1,472
Discount of Mortgage Investments                             69,316             154,598                    0
                                                      --------------      --------------       --------------
                                                          2,412,977           1,331,070            2,001,472

Partners Capital:
  General Partners                                           11,978              11,978               11,841
  Limited Partners subject to redemption                 12,867,569          13,573,366           13,685,393
                                                      --------------      --------------       --------------
     Total Partners Capital                              12,879,547          13,585,344           13,697,234
                                                      --------------      --------------       --------------


                                                        $15,292,524         $14,916,414          $15,698,706
                                                      --------------      --------------       --------------


                                                          Statement of Income

Gross revenue                                            $1,623,863          $1,580,500           $1,483,881
Expenses                                                    796,984             721,401              571,921
                                                      --------------      --------------       --------------


Net Income                                                 $826,879            $859,099             $911,960
                                                      --------------      --------------       --------------

Net income to General Partners (1%)                          $8,269              $8,591               $9,120
                                                      ==============      ==============       ==============

Net Income to Limited Partners (99%)                       $818,610            $850,508             $902,840
                                                      ==============      ==============       ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded                  $61                 $60                  $60
                                                      ==============      ==============       ==============

   - where partner receives income in monthly
       distributions                                            $59                 $59                  $58
                                                      ==============      ==============       ==============

     Net income in 1995 averaged at an annualized yield of 6.00%. In 1996, the annualized yield was 6.02% and in 1997 the annualized yield was 6.10%. Average annualized yield since inception through December 31, 1997, 7.90%

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1996, Partners Capital totaled $13,585,344.

     At December 31, 1997, the Partnership Mortgage Investments outstanding totalled $13,449,741. Mortgage Investments increased from $12,036,293 to $13,449,741 during 1997, an increase of $1,413,448, chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owned
(REO) by $781,206 during the year and by increasing the amount of Mortgage Investments held at year end funded through the use of the bank line of credit by increasing bank credit line borrowing to $2,341,816 as of December 31, 1997, from $1,175,000 as of December 31, 1996. The ability of the Partnership to invest the proceeds from the sale of REO and bank line of credit borrowings in new Mortgage Investments was partially offset by withdrawals of income and capital by the Limited Partners in the net amount of $705,797. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December
31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The effect of more outstanding Mortgage Investments in 1997, was an increase in the gross amount of interest earned from Mortgage Investments. The Partnership began funding Mortgage Investments on December 27, 1989, and as of December 31, 1997, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.90%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield next year will range somewhat slightly higher from its current rate of 6.10%.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of December 31, 1997, it has borrowed $2,341,816. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of December 31, 1997, the Partnership is current with its interest payments on the line of credit. In
1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the current year through December 31, 1997, interest paid was $198,316 reflecting an overall greater utilization of the credit line from the previous three years.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1997, there were two properties in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased of decreased. Because of the number on variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $306,779, $419,437 and $434,495 as provision for doubtful accounts for the years ended December 31, 1995, 1996 and 1997, respectively. The provision for doubtful account increased by $112,658 in 1996 as the General Partners determined that additional provision for doubtful accounts should be made to cover potential losses in REO accounts or potential losses on unsecured receivables and unspecified losses. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into an improved real estate market,
solidifying   real  estate  values,   and  an  attractive  real  estate  lending
marketplace.

     The Partnership interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $346,017 and $242,394 for the years ended December 31, 1997 and 1996, respectively has been invested with that of two other Partnerships in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. (The Development). The proposed Development has gained significant public awareness. Incorporated into the proposed Development are various mitigation measures not limited to, mitigation of hazardous materials existing on the property, endangered species, and proximity to the San Francisco Baylands. The preceding issues and others have sparked significant public controversy. Opposition both for and against the proposed Development exists. Notwithstanding the above, the General Partners believe that pursuit of the proposed Development approval to be in the interest of the Partnership. This investment has been classified in the financial statements as Investment in Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996 and December 31, 1997, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450, $327,887 and $399,379 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996 and December 31, 1997, to Limited Partners capital accounts and not withdrawn was $640,390, $522,621, and $419,231 respectively. As of December 31, 1995, December 31, 1996 and December 31, 1997, Limited Partners electing to withdraw earnings represented 36%, 44% and 53% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, and December 31, 1997, $106,901, $412,798 and $475,348 respectivley, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996 and December 31, 1997, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996 and December 31, 1997, $97,801, $318,902 and $737,568 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eight (1997) is shown hereunder:

                                                       Years ended December 31,

                          1994                   1995                  1996                  1997
                  -------------         --------------        --------------        --------------
Earnings              $263,206                270,760               336,341               399,379
Capital              *$340,011                184,157               722,536             1,212,916
                  =============         ==============        ==============        ==============
Total                 $603,217               $454,917            $1,058,877            $1,612,295
                  =============         ==============        ==============        ==============

* These amounts represent gross of early withdrawal penalties.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:


Independent Auditors Report,
Balance Sheets - December 31, 1997, and December 31, 1996,
Statements of Income for the three years ended December 31, 1997, Statements of Changes in Partners Capital for the three years ended December 31, 1997,
Statements of Cash Flows for the three years ended December 31, 1997, Notes to Financial Statements - December 31, 1997.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (510) 284-3590




                           INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1997 and 1996 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 1997 and 1996, and the results of its operations and cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                              /s/ Parodi & Cropper
                                PARODI & CROPPER








Lafayette, California
February 27, 1998

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1997 AND 1996
                                                                ASSETS
                                                                                1997                1996
                                                                            --------------      --------------

Cash                                                                             $520,837            $755,089
                                                                            --------------      --------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust                              13,449,741          12,036,293
  Accrued Interest on Mortgage Investments                                        427,952             264,495
  Advances on Mortgage Investments                                                 33,154              41,203
  Accounts receivables, unsecured                                                 252,422             337,242
                                                                            --------------      --------------
                                                                               14,163,269          12,679,233
  Less allowance for doubtful accounts                                            424,738             228,647
                                                                            --------------      --------------

                                                                               13,738,531          12,450,586
                                                                            --------------      --------------

Real estate owned, acquired through foreclosure, held for sale                    687,139           1,468,345
Investment in partnership                                                         346,017             242,394
                                                                            --------------      --------------

                                                                              $15,292,524         $14,916,414
                                                                            ==============      ==============

                                                   LIABILITIES AND PARTNERS CAPITAL

Liabilities:
  Notes payable - bank line of credit                                          $2,341,816          $1,175,000
  Accounts payable and accrued expenses                                             1,845               1,472
  Deferred Interest                                                                69,316             154,598
                                                                            --------------      --------------
                                                                                2,412,977           1,331,070
                                                                            --------------      --------------
Partners Capital
  Limited partners capital, subject to redemption (Note 4E):
     Net of Formation Loan receivable of $341,275 and $429,163 for
         1997 and 1996, respectively                                           12,867,569          13,573,366

  General partners  capital,                                                       11,978              11,978
                                                                            --------------      --------------

           Total Partners  Capital                                             12,879,547          13,585,344
                                                                            --------------      --------------

           Total Liabilites and Partners  Capital                             $15,292,524         $14,916,414
                                                                            ==============      ==============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1997                1996              1995
                                                               -------------       -------------     --------------
Revenues:
  Interest on Mortgage Investments                               $1,593,335          $1,527,450         $1,464,136
  Interest on bank deposits                                           7,882              10,228              8,407
  Late charges                                                        8,598              17,266              9,038
  Other                                                              14,048              25,556              2,300
                                                               -------------       -------------     --------------
                                                               -------------       -------------     --------------
                                                                  1,623,863           1,580,500          1,483,881
                                                               -------------       -------------     --------------

Expenses:
  Mortgage sevicing fees                                             83,559              97,267             33,394
  Interest on note payable - bank                                   198,316             127,454            163,361
  Clerical costs through Redwood Mortgage                            37,760              40,874             27,762
  Amortization of organization costs                                      0                 368              2,016
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure                      434,495             419,437            306,779
  Professional services                                              25,107              18,802             19,557
  Printing, supplies and postage                                     11,997              12,466             14,703
  Other                                                               5,750               4,733              4,349
                                                               -------------       -------------     --------------
                                                                    796,984             721,401            571,921
                                                               -------------       -------------     --------------


Net Income                                                         $826,879            $859,099           $911,960
                                                               =============       =============     ==============

Net income:  To General Partners(1%)                                 $8,269              $8,591             $9,120
                     To Limited Partners (99%)                      818,610             850,508            902,840
                                                               =============       =============     ==============
                                                                   $826,879            $859,099           $911,960
                                                               =============       =============     ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and  compounded                        $61                $ 60               $ 60
                                                               =============       =============     ==============

     -where partner receives income in monthly distributions            $59                $ 59               $ 58
                                                               =============       =============     ==============


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------
Balances at December 31, 1994              $13,839,989           $(97,088)         $(604,939)       $13,137,962

Formation Loan collections                           0                   0             80,542            80,542
Net income                                     902,840                   0                  0           902,840
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (10,690)               3,310              7,346              (34)
Partners  withdrawals                        (435,917)                   0                  0         (435,917)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995               14,216,032            (13,588)          (517,051)        13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners  withdrawals                      (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Foramtion Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners  withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569
                                         ==============     ===============    ===============    ==============

See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------
Balances at December 31, 1994                      $11,978                 $(981)          $10,997         $13,148,959

Formation Loan collections                               0                      0                0              80,542
Net income                                           9,120                      0            9,120             911,960
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                     34               34                   0
Partners  withdrawals                              (8,310)                      0          (8,310)           (444,227)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                       11,978                  (137)           11,841          13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners  withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                       11,978                      0           11,978          13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners  withdrawals                              (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547
                                         ==================    ===================     ============    ================

See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A Califonira Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------

                                                                           1997              1996               1995
                                                                       -------------     -------------      -------------
Cash flows from operating activities:
  Net income                                                               $826,879          $859,099           $911,960
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                            0               368              2,016
    Provision for doubtful accounts                                         374,499           204,398             74,812
    Provision for losses on real estate held for sale                        59,996           215,039            231,967
    Early withdrawal penalty credited to income                            (12,593)          (11,682)                  0
    (Increase) decrease in accrued interest & advances                    (155,408)           745,717          (284,506)
    Increase (decrease) in accounts payable and accrued expenses                373                 0            (1,501)
    (Increase) decrease in amount due from or to Redwood Mortgage                 0                 0            (5,663)
    Increase (decrease) in deferred interest on Mortgage Investments       (85,282)           154,598                  0
                                                                       -------------     -------------      -------------

      Net cash provided by operating activities                           1,008,464         2,167,537            929,085
                                                                       -------------     -------------      -------------

Cash flows from investing activities:
    Principal collected on mortgage investments                           6,278,832         8,923,339          1,980,879
    Mortgage Investments made                                           (7,841,128)       (9,099,688)        (3,592,507)
    Additions to Real Estate held for sale                                (202,645)         (147,733)          (170,194)
    Dispositions of real estate held for sale                               979,115           200,250          1,198,211
    Investment in partnership                                             (103,623)          (19,149)                  0
                                                                       -------------     -------------      -------------

      Net cash provided by (used in) investing activities                 (889,449)         (142,981)          (583,611)
                                                                       -------------     -------------      -------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                            1,166,816         (825,000)             70,370
  Formation loan collections                                                 60,223            62,225             80,542
  Partners withdrawals                                                  (1,580,306)       (1,021,532)          (444,227)

                                                                       -------------     -------------      -------------
      Net cash provided by (used in) financing activities                 (353,267)       (1,784,307)          (293,315)
                                                                       -------------     -------------      -------------

Net increase (decrease) in cash                                           (234,252)           240,249             52,159

Cash - beginning of period                                                  755,089           514,840            462,681
                                                                       -------------     -------------      -------------

Cash - end of period                                                       $520,837          $755,089           $514,840
                                                                       =============     =============      =============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1997, $573,094 including $103,143 in early withdrawal penalties, had been repaid leaving a balance of $341,275. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

     At December 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $9,595, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of December 31, 1997, the average mortgage investment to appraised value of security at the time the loans were consummated was 60.30%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1997 and 1996:

                                                                        December 31,
                                                       -----------------------------------------------
                                                            1997                            1996
                                                       ---------------                 ---------------
Costs of properties                                          $906,499                      $1,655,786
Reduction in value                                            219,360                         187,441
                                                       ---------------                 ---------------

Fair value reflected in financial statements                 $687,139                      $1,468,345
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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At December 31, 1997, cost is considered less than fair value and the investment is stated at cost in the financial statements.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1997 and 1996 was as follows:

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           DECEMBER 31, 1997

                                                                        December 31,
                                                       -----------------------------------------------
                                                            1997                            1996
                                                       ---------------                 ---------------
Impaired mortgage investments                                      $0                          $9,595
Unspecified mortgage investments                              284,738                          19,052
Accounts receivable, unsecured                                140,000                         200,000
                                                       ---------------                 ---------------
                                                             $424,738                        $228,647
                                                       ===============                 ===============

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $83,559, $97,267 and $33,394 were incurred for years 1997, 1996 and 1995, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). No management fees have been incurred for years 1997, 1996 and 1995, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnerships capacity to return a Limited Partners capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

F. Guaranteed Interest Rate For Offering Period

     During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. Beginning with fiscal years after 1993, the guarantee no longer applies.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto with costs totalling $346,017 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,458,721) in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $252,422 at December 31, 1997.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1997 and 1996 were $2,341,816, and $1,175,000 respectively, and the interest rate at December 31, 1997 was 9.00% (8.50% prime + .50%). The expiration date of the line of credit is September 1, 1998.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                        December 31,
                                                       -----------------------------------------------
                                                             1997                           1996
                                                        ----------------               ---------------
Net assets - Partners Capital per financial                $12,879,547                   $13,585,344
statements

Formation loan receivable                                       341,275                       429,163
Allowance for doubtful accounts                                 424,738                       228,647
                                                        ----------------               ---------------
Net assets tax basis                                        $13,645,560                   $14,243,154
                                                        ================               ===============

     In 1997, approximately 68% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$13,449,741. The December 31, 1997 fair value of these investments of $13,572,988 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1997, there were 62 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                62
Total Mortgage Investments outstanding                           $13,449,741

Average Mortgage Investment outstanding                             $216,931
Average Mortgage Investment as percent of total                         1.61%
Average Mortgage Investment as percent of Partners Capital              1.68%

Largest Mortgage Investment outstanding                           $1,400,000
Largest Mortgage Investment as percent of total                        10.41%
Largest Mortgage Investment as percent of Partners Capital             10.87%

Number of counties where security is located(all California)              14

Largest percentage of Mortgage Investments in one county               27.93%
Average Mortgage Investment to appraised value of security at time
loan was consummated                                                   60.30%

Number of Mortgage Investments in foreclosure                              2

     The following categories of mortgage investments are pertinent at December 31, 1997 and 1996:

                                                                          December 31,
                                                            ------------------------------------------
                                                                  1997                      1996
                                                            -----------------          ---------------
First Trust Deeds                                                 $6,810,113               $4,199,552
Second Trust Deeds                                                 5,719,369                6,913,853
Third Trust Deeds                                                    720,258                  722,887
Fourth Trust Deeds                                                   200,001                  200,001
                                                            -----------------          ---------------
  Total mortgage investments                                      13,449,741               12,036,293
Prior liens due other lenders                                     17,951,579               22,069,554
                                                            -----------------          ---------------
  Total debt                                                     $31,401,320              $34,105,847
                                                            =================          ===============

Appraised property value at time of loan                         $52,077,885              $51,863,991
                                                            =================          ===============

Total investments as a percent of appraisals                          60.30%                   65.76%
                                                            =================          ===============

Investments by Type of Property

Owner occupied homes                                              $1,104,742               $1,742,767
Non-Owner occupied homes                                           1,464,596                1,112,274
Apartments                                                         1,666,916                1,325,872
Commercial                                                         9,213,487                7,855,380
                                                            =================          ===============
                                                                 $13,449,741              $12,036,293
                                                            =================          ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

     Scheduled maturity dates of mortgage investments as of December 31, 1997 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                           $3,960,683
                            1999                            2,182,183
                            2000                            1,508,571
                            2001                            1,074,979
                            2002                            1,322,030
                         Thereafter                         3,401,295
                                                        ===============
                                                          $13,449,741
                                                         ===============

     The scheduled maturities for 1998 include approximately $1,313,029 in eleven mortgage investments which are past maturity at December 31, 1997. Interest payment on most of these loans are current. $110,000 of those Mortgage Investments were categorized as delinquent over 90 days.

     Five mortgage investments with principal outstanding of $480,895 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $245,250 were considered impaired at December 31, 1997. That is interest accruals are no longer recorded thereon.

     The cash balance at December 31, 1997 of $520,837 was in one bank with an interest bearing balance totalling $502,583. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $420,837. This bank is the same financial institution that has provided the Partnership with the $3,000,000 limit line of credit. At December 31, 1997, draw down against this facility was $2,341,816. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.

                                 SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                 Deductions            Balance at end of period
                            of period 12/31/96                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off              12/31/97
Redwood Mortgage .            $429,163                $0.00           $60,223        $27,665*       $0.00         $341,275



     The above schedule represents the Formation Loan borrowed by Redwood Mortgage from the Partnership to pay for the selling commissions on Units. It is an unsecured loan and will not bear interest. It is being repaid to the Partnership in ten annual installments of principal only which began January 1, 1992.

     * The amount written off represents the proportionate amount of early withdrawal penalties allocated to the Formation Loan as provided for in the Prospectus.

                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    REDWOOD MORTGAGE INVESTORS VII


Column A              Column B                     Column C                Column D           Column E
Description           Balance at                   Additions               Deductions         Balance at
                                      ------------------------------------
                      beginning of           (1)                (2)          Describe         End of Period
                      of period       Charged to         Charged to                 *
                                      Costs & Expenses   Other accounts -
                                                         Describe

Year Ended
12/31/97

Deducted from
Asset accounts:

Allowance for
Doubtful accts           $228,647         $374,499               $0             $178,408         $424,738


Cumulative
write-down of
Real Estate held
for sale (REO)           $187,441          $59,996                $0            $28,077         $219,360
                       --------------    -------------       -------------     -----------      --------------

Total                    $416,088         $434,495                $0            $206,485        $644,098
                       =============    ==============       =============     ===========      ==============

(*) represents loss on Mortgage Investments and real estate held for sale.

SCHEDULE IX

                                                         SHORT TERM BORROWINGS
                                                    REDWOOD MORTGAGE INVESTORS VII

RULE 12-10

Column A                Column B         Column C            Column D              Column E            Column F
Category of Aggregate   Balance at End   Weighted Average    Maximum Amount        Average Amount      Weighted Average
Short-Term Borrowings   of Period        Interest Rate       Outstanding           Outstanding         Interest Rate
                                                                                                       during
                                                             During the Period     During the Period   the period
======================= ================ =================== ===================== =================== ===================


Year-Ended 12/31/97       $2,341,816           9.204%             $3,000,000           $2,154,728           9.2041%


SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B    Col. C    Col. D      Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic    Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment     Liens      of           amount of    amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage     Mortgage               Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest
========= ========= ========= =========== ========== ============ ============ ============ ========= ==============
Res.       13.000%  01/01/03      999.54     15,400    79,000.00    47,101.66     0.00      1st Mtg   San Mateo
Res        10.000%  08/01/97      388.67    309,872    45,000.00    46,566.02     0.00      3rd Mtg   San Mateo
Res        15.250%  04/01/95      588.29     11,601    45,800.00    44,430.56     0.00      1st Mtg   Solano
Res        13.750%  10/01/96      916.67    369,163    80,000.00    80,000.00     0.00      1st Mtg   San Mateo
Res        13.750%  10/01/96      988.28       0.00    86,250.00    86,250.00     0.00      1st Mtg   Santa Clara
Res        12.500%  02/01/07      369.76       0.00    30,000.00    24,106.62     0.00      1st Mtg   Santa Cruz
Res        10.000%  04/17/97      132.08    126,800    15,850.00    15,781.88     0.00      1st Mtg   Sonoma
Land       15.000%  06/01/93    1,375.00    210,000   110,000.00   110,000.00     0.00      3rd Mtg   Sacramento
Land       15.500%  07/15/94    1,453.13       0.00   112,500.00   112,500.00     0.00      1st Mtg   San Mateo
Comm       12.000%  05/01/98    4,517.38    796,163   439,172.47   428,442.12     0.00      3rd Mtg   Contra Costa
Comm       12.250%  01/01/98    4,083.36    354,077   400,002.42   400,002.42     0.00      1st Mtg   Contra Costa
Res        12.000%  01/10/04      150.00    208,000    15,000.00     7,707.25     0.00      1st Mtg   San Mateo
Comm       12.000%  06/01/98    2,038.01       0.00   239,850.00   194,790.33     0.00      1st Mtg   Sonoma
Apts        6.500%  05/01/06      540.83     89,904    75,000.00    96,716.11     0.00      1st Mtg   Sacramento
Res        12.000%  07/01/98    3,085.84     85,930   300,000.00   274,178.59  274,178.59   1st Mtg   El Dorado
Res        12.750%  07/01/08      370.90    236,164    29,700.00    25,765.41     0.00      1st Mtg   San Mateo
Res        13.500%  09/01/08    1,647.07    106,044   126,861.90   112,200.55     0.00      1st Mtg   Contra Costa
Comm       12.000%  09/01/03      848.61       0.00    82,500.00    80,900.20     0.00      1st Mtg   Alameda
Comm       12.000%  11/01/98    2,057.23      5,635   200,000.00    53,288.35     0.00      1st Mtg   Sacramento
Comm       10.000%  12/01/98      647.21       0.00    73,750.00    72,847.32     0.00      1st Mtg   Stanislaus
Comm       12.250%  01/01/98    2,080.84    891,453   114,286.40   200,001.20     0.00      4th Mtg   Contra Costa
Comm       10.000%  12/01/98    3,619.98       0.00   412,500.00   406,541.72     0.00      1st Mtg   Alameda
Comm        7.000%  12/01/03      575.74    281,250    49,586.38    40,560.78     0.00      1st Mtg   Alameda
Comm       12.000%  02/01/99    3,420.75       0.00   335,638.30   335,638.30     0.00      1st Mtg   Santa Clara
Land       12.000%  07/01/96    1,352.50    679,258   135,250.00   135,250.00  135,250.00   3rd Mtg   Sonoma
Res        11.000%  10/01/99      571.39    478,120    60,000.00    59,032.95     0.00      1st Mtg   San Mateo
Land       13.750%  12/20/96    7,366.08    338,793   757,144.25   240,000.45     0.00      1st Mtg   Stanislaus
Apts        7.000%  02/10/05      234.06    160,500    40,125.00    40,125.00     0.00      1st Mtg   San Francisco
Res        12.000%  03/01/98    1,562.62       0.00   280,000.00   153,320.99     0.00      1st Mtg   Alameda
Apts       11.500%  04/01/05      453.88       0.00   550,000.00    45,833.34     0.00      1st Mtg   San Francisco
Comm       11.875%  02/01/06    4,437.00       0.00   425,000.00   419,631.26     0.00      1st Mtg   San Mateo
Comm       12.000%  12/31/01    9,792.73  5,492,794   955,000.00   979,272.93     0.00      1st Mtg   Santa Clara
Land       12.000%  02/01/97    3,822.50       0.00   382,250.00   382,250.00     0.00      1st Mtg   Santa Clara
Apts       12.000%  02/01/98    1,538.89     60,738  1,427,500.00   84,241.05     0.00      1st Mtg   San Francisco
Comm       12.000%  02/01/99      124.00    312,000    12,000.00    12,000.00     0.00      1st Mtg   Santa Clara
Res        13.000%  12/01/99      704.17       0.00    65,000.00    65,000.00     0.00      1st Mtg   Ventura
Res        13.000%  12/01/99      140.83       0.00    65,000.00    13,000.00     0.00      1st Mtg   Ventura
Res        13.000%  12/01/99      140.83       0.00    65,000.00    13,000.00     0.00      1st Mtg   Ventura
Res        12.000%  01/01/98    1,700.00       0.00   170,000.00   170,000.00     0.00      1st Mtg   Alameda
Land       12.000%  01/01/00    9,500.00     89,692   950,000.00   950,000.00     0.00      1st Mtg   Stanislaus
Apts       10.750%  04/01/07   12,541.67  5,222,598  1,400,000.00 1,400,000.00    0.00      1st Mtg   Alameda
Land       12.000%  05/01/99    2,354.00       0.00   235,400.00   235,400.00     0.00      1st Mtg   San Mateo
Res        11.500%  11/01/98    2,012.50       0.00   210,000.00   210,000.00     0.00      1sst Mtg  San Francisco
Comm       11.500%  05/01/99    5,366.67       0.00   560,000.00   560,000.00     0.00      1st Mtg   Alameda
Comm       12.000%  07/01/02   10,500.00       0.00  1,350,000.00 1,050,000.00    0.00      1st Mtg   San Francisco
Res        12..00%  01/01/99    3,626.03    250,668   700,000.00   395,015.54     0.00      1st Mtg   Monterey
Res         9.000%  09/01/07      154.77     61,645    12,217.98    12,027.14     0.00      1st Mtg   San Mateo

Col. A    Col. B    Col. C    Col. D      Col. E     Col. F       Col. G         Col. H     Col. I    Col. J
Descp.    Interest  Final     Periodic    Prior      Face Amt.    Carrying     Principal    Type of   Geographic
          Rate      Maturity  Payment     Liens      of           amount of    amount of    Lien      County
                    Date      Terms                  Mortgage     Mortgage     Mortgage               Location
                                                     Investments  Investments  Investments
                                                     (original                 subject to
                                                     amount)                   Delinq.
                                                                               Principal
                                                                               or Interest
========= ========= ========= =========== ========== ============ ============ ============ ========= ==============
Res        10.500%  10/01/01      865.34    138,202   110,000.00    95,706.34     0.00      1st Mtg   Santa Cruz
Res        11.500%  04/01/99    9,993.00    210,000   561,750.00    85,665.18     0.00      1st Mtg   San Francisco
Land       13.000%  10/01/00    5,200.00       0.00   480,000.00   480,000.00     0.00      1st Mtg   Solano
Land       12.000%  05/01/99      460.00    235,400    46,000.00    46,000.00     0.00      1st Mtg   San Mateo
Res        12.000%  05/01/99    1,162.80       0.00  1,225,000.00  362,430.60     0.00      1st Mtg   San Francisco
Comm.      12.000%  01/01/03    8,328.21       0.00  1,075,000.00  832,820.75     0.00      1st Mtg   Alameda
Comm        9.000%  08/06/02      371.29     17,382    46,803.50    43,977.26     0.00      1st Mtg   Alameda
Comm        8.000%  09/01/03      976.00       0.00   133,000.00   123,319.67     0.00      1st Mtg   San Mateo
Res         8.000%  05/01/09      753.50       0.00    81,825.00    68,576.13     0.00      1st Mtg   Alameda
Comm        9.000%  05/10/02      670.52       0.00    83,333.33    81,751.22     0.00      1st Mtg   Shasata
Res         8.000%  09/27/00      530.79    106,333    79,619.05    78,571.43     0.00      1st Mtg   Monterey
Land        8.000%  12/01/97      400.00       0.00    60,000.00    60,000.00     0.00      1st Mtg   Solano
Res         8.000%  09/18/03       87.56       0.00    11,932.83    11,806.37     0.00      1st Mtg   Sonoma
Res         8.000%  09/30/03       89.71       0.00    12,225.92    12,096.94     0.00      1st Mtg   Sonoma
Comm        7.000%  07/01/02    1,037.78       0.00   146,666.66   146,301.16     0.00      1st Mtg   Contra Costa

Totals                    $147,818.79  $17,951,579  $18,458,291.39 $13,449,741.09  $409,428.59

     Notes: Mortgage Investments classified as impaired Mortgage Investments had principal balances totalling $245,250 at December 31, 1997. Impaired Mortgage Investments are defined as Mortgage Investments where the costs of related balances exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon.

     Amounts reflected in column G (carrying amount of Mortgage Investments) represents both costs and the tax basis of the Mortgage Investments.

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1997                  1996                 1995
                                            ---------------       ---------------      ---------------
Balance at beginning of year                    12,036,293           $12,382,641          $11,345,566
                                            ---------------       ---------------      ---------------
Additions during period:
New Mortgage Investments                         7,841,128             9,099,688            3,592,507
Other                                                    0                     0                    0
                                            ---------------       ---------------      ---------------
                  Total Additions                7,841,128             9,099,688            3,592,507
                                            ---------------       ---------------      ---------------


Deduction during period:
Collections of principal                         6,278,832             8,923,339            1,980,879
Foreclosures                                       148,848               492,697              485,322
Cost of Mortgage Investments sold                        0                     0                    0
Amortization of Premium                                  0                     0                    0
Other                                                    0                30,000               89,231
                                            ---------------       ---------------      ---------------
                  Total Deductions               6,427,680             9,446,036            2,555,432
                                            ---------------       ---------------      ---------------

Balance at close of year                       $13,449,741           $12,036,293          $12,382,641
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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1997. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving    Description of Compensation and Services Rendered     Amount
Compensation
------------------------------------------------------------------ ------------

I.  Redwood Mortgage  Mortgage Servicing Fee for servicing
                      Mortgage Investments                              $83,559
General Partners &/or
Affiliate             Asset Management Fee for managing assets          $0


General Partners      1% interest in profits                            $8,269

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.   Mortgage  Brokerage  Commissions  for  services in
                    connection    with    the    review,    selection,
                    evaluation,  negotiation,  and  extension  of  the
                    Mortgage  Investments  paid by the  borrowers  and
                    not by the Partnership                            $377,101

Redwood Mortgage    Processing   and  Escrow  Fees  for   services  in
                    connection  with  notary,   document  preparation,
                    credit  investigation,  and escrow fees payable by
                    the borrowers and not by the Partnership            $6,196



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                    $37,760

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

         2. The Financial Statement Schedules are listed in Part II-Item 8 under
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 23rd day of March, 1998.


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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 23rd day of March, 1998.


Signature                          Title                                Date


/S/ D. Russell Burwell
-----------------------
D. Russell Burwell          General Partner                       March 23, 1998


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell          General Partner                       March 23, 1998



/S/ D. Russell Burwell
-----------------------
D. Russell Burwell     President of Gymno Corporation,            March 23, 1998
                       (Principal Executive Officer);
                       Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell      Secretary/Treasurer of Gymno              March 23, 1998
                        Corporation (Principal Financial
                        and Accounting Officer);
                        Director of Gymno Corporation