Form 10-Q
period 1998-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 1998-05-13
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                               March 31, 1998
---------------------------- --------------------------------------------------
Commission file number                            33-30427
---------------------------- ---------------------------------------------------

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

                                (650) 365-5341
-------------------------------------------------------------------------------
           (Registrants telephone number, including area code)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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


                                 NOT APPLICABLE


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1996 (audited) and
                           MARCH 31, 1998 (unaudited)

                                     ASSETS

                                                                          Mar 31, 1998          Dec 31, 1997
                                                                        (unaudited)            (audited)
                                                                         ---------------       ---------------

Cash                                                                           $143,370              $520,837
                                                                         ---------------       ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                            14,036,897            13,449,741
  Accrued Interest on Mortgage Investments                                      300,045               427,952
  Advances on Mortgage Investments                                               34,964                33,154
  Accounts receivables, unsecured                                               251,837               252,422
                                                                         ---------------
                                                                                               ---------------
                                                                             14,623,743            14,163,269

  Less allowance for doubtful accounts                                          499,902               424,738
                                                                         ---------------       ---------------
                                                                             14,123,841            13,738,531
                                                                         ---------------       ---------------

Real estate owned, acquired through foreclosure, held for sale                  645,864               687,139
Investment in partnership                                                       353,155               346,017
                                                                         ---------------       ---------------

                                                                            $15,266,230           $15,292,524
                                                                         ===============       ===============

                                         LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $2,582,663          $2,341,816
  Accounts payable and accrued expenses                                             1,845               1,845
  Deferred Interest                                                                     0              69,316
                                                                            --------------      --------------
                                                                                2,584,508           2,412,977
                                                                            --------------      --------------

Partners Capital
  Limited partners capital, subject to redemption (Note 4E):
     Net of formation loan receivable of $314,033 and $341,275 for
       1998, and 1997, respectively                                            12,669,744          12,867,569

  General partners  capital                                                        11,978              11,978
                                                                            --------------
                                                                                                --------------

           Total Partners  Capital                                             12,681,722          12,879,547
                                                                            --------------      --------------

           Total Liabilities and Partners  Capital                            $15,266,230         $15,292,524
                                                                            ==============      ==============

See accompanying notes to financial statements.


                                           REDWOOD MORTGAGE INVESTORS VII
                                         (A California Limited Partnership)
                                                STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997 (unaudited)

                                                          3 months ended      3 months ended
                                                            Mar. 31, 1998     Mar. 31, 1997
                                                            (unaudited)      (unaudited)

Revenues:
    Interest on mortgage investments                           $386,870          $368,340
    Interest on bank deposits                                     2,196             1,397
    Late charges                                                    564             1,094
    Other                                                         2,970             4,131
                                                          --------------       -----------
                                                                392,600           374,962
                                                          --------------       -----------


Expenses:
    Interest on note payable - bank                              52,446            23,535
    Clerical costs through Redwood Mortgage                       8,794             9,773
    Mortgage Servicing Fees                                      26,413            15,498
    General Partner asset management fees                         4,145                 0
    Provision for doubtful accounts and losses on real
estate acquired
 .        through foreclosure                                     73,398            97,118
    Professional Services                                        16,942            13,376
    Printing, supplies and postage                                2,898             2,102
    Other                                                         3,908             3,712
                                                          --------------       -----------
                                                                188,944           165,114
                                                          --------------       -----------

Net income                                                     $203,656          $209,848
                                                          ==============       ===========

Net income:  to General Partners (1%)                            $2,036            $2,098
Net income:  to Limited Partners (99%)                          201,620           207,750
                                                          ==============       ===========
                                                               $203,656          $209,848
                                                          ==============       ===========

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded                    $15.28            $14.85
                                                          --------------       -----------
  - where partner receives income in monthly                     $15.20            $14.78
distributions
                                                          --------------       -----------


See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                 THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1994              $13,839,989           $(97,088)         $(604,939)       $13,137,962

Formation Loan collections                           0                   0             80,542            80,542
Net income                                     902,840                   0                  0           902,840
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (10,690)               3,310              7,346              (34)
Partners withdrawals                         (435,917)                   0                  0         (435,917)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995               14,216,032            (13,588)          (517,051)        13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners  withdrawals                      (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners  withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569

Formation Loan collections                           0                   0             21,972            21,972
Net Income                                     201,620                   0                  0           201,620
Early withdrawal penalties                     (7,669)                   0              5,270           (2,399)
Partners  withdrawals                        (419,018)                   0                  0         (419,018)
                                         --------------     ---------------    ---------------    --------------

Balances at March 31, 1998                 $12,983,777                  $0         $(314,033)       $12,669,744
                                         ==============     ===============    ===============    ==============

See accompanying notes to financial statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                 THE THREE MONTHS ENDED MARCH 31, 1998 (unaudited)


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1994                      $11,978                 $(981)          $10,997         $13,148,959

Formation Loan collections                               0                      0                0              80,542
Net income                                           9,120                      0            9,120             911,960
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                     34               34                   0
Partners  withdrawals                              (8,310)                      0          (8,310)           (444,227)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                       11,978                  (137)           11,841          13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners  withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                       11,978                      0           11,978          13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners  withdrawals                              (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              21,972
Net income                                           2,036                      0            2,036             203,656
Early withdrawal penalties                               0                      0                0             (2,399)
Partners  withdrawals                              (2,036)                      0          (2,036)           (421,054)
                                         ------------------    -------------------     ------------    ----------------

Balances at March 31, 1998                         $11,978                     $0          $11,978         $12,681,722

                                         ==================    ===================     ==============  ======================
See accompanying notes to financial statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A Califonira Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (unaudited)

                                                                           3 months ended         3 months ended
                                                                            Mar 31, 1998           Mar 31, 1997
Cash flows from operating activities:                                       (unaudited)             (unaudited)
                                                                          -----------------      ------------------
  Net income
  Adjustments to reconcile net income to net cash provided by                     $203,656                $209,848
      operating activities:
    Provision for doubtful accounts                                                 73,398                  82,151
    Provision for losses on real estate held for sale                                    0                  14,967
    Early withdrawal penalty credited to income                                    (2,399)                 (3,935)
    (Increase) decrease in accrued interest & advances                             126,097                  27,873
    Increase (decrease) in accounts payable and accrued expenses                         0                       0
    Increase (decrease) in deferred interest on Mortgage Investments              (69,316)               (154,598)
                                                                          -----------------      ------------------

      Net cash provided by operating activities                                    331,436                 176,306
                                                                          -----------------      ------------------

Cash flows from investing activities:
    Principal collected on mortgage investments                                    536,021                 248,368
    Mortgage Investments made                                                  (1,123,177)             (2,154,283)
    Additions to Real Estate held for sale                                         (3,785)                (17,467)
    Dispositions of real estate held for sale                                       47,411                 333,350
    Investment in partnership                                                      (7,138)                (21,837)
                                                                          -----------------      ------------------

      Net cash provided by (used in) investing activities                        (550,668)             (1,611,869)
                                                                          -----------------      ------------------

Cash flows from financing activities:
  Increase in note payable-bank                                                    240,847               1,450,000
  Formation loan collections                                                        21,972                  21,972
  Partners withdrawals                                                           (421,054)               (341,545)
                                                                          -----------------      ------------------

      Net cash provided by (used in) financing activities                        (158,235)               1,130,427
                                                                          -----------------      ------------------

Net increase (decrease) in cash                                                  (377,467)               (305,136)

Cash - beginning of period                                                         520,837                 755,089
                                                                          -----------------      ------------------

Cash - end of period                                                              $143,370                $449,953
                                                                          =================      ==================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through March 31, 1998, $600,336 including $108,413 in early withdrawal penalties, had been repaid leaving a balance of $314,033. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a Mortgage Investment is categorized as impaired, interest is no longer accrued thereon.

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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment, and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired Mortgage Investments.

     At March 31, 1998 and at December 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $9,595, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of March 31, 1998, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 59.72%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                    NOTES TO
                              FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31,1998, and December 31, 1997, 1996:

                                                 March 31,           December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Costs of properties                                  $865,254              $906,499            $1,655,786
Reduction in value                                    219,390               219,360               187,441
                                              ----------------      ----------------      ----------------

Fair value reflected in financial statements         $645,864              $687,139            $1,468,345

                                              ================      ================      ================

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

F. Investment in Partnership (see note 5)

     The Partnership accounts for its investment in a partnership as an investment in real estate, which is at the lower of costs or fair value, less estimated costs to sell. At March 31, 1998, cost is considered less than fair value and the investment is stated at cost in the financial statements.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 1998, and December 31, 1997, and 1996 was as follows:


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                          DECEMBER 31, 1997(audited) AND
                                            MARCH 31, 1998 (unaudited)

                                                 March 31,           December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Impaired Mortgage Investments                              $0                    $0                $9,595
Unspecified Mortgage Investments                      359,902               284,738                19,052
Accounts receivable, unsecured                        140,000               140,000               200,000
                                              ================      ================      ================
                                                     $499,902               424,738              $228,647
                                              ================      ================      ================

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     Redwood Mortgage receives Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, Mortgage Investment brokerage commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. The Mortgage Investment brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership.

B. Mortgage Servicing Fees

     Redwood Mortgage also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $26,413, $83,559, $97,267 and $33,394 were incurred for three months through March 31, 1998 and for years 1997, 1996 and 1995, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). No management fees have been incurred for years 1997, 1996 and 1995, respectively. For three months through March 31, 1998, management fee of $4,145 was paid to the General Partners.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto, CA., with costs totalling $353,155 has been invested with that of two other Partnerships (total cost to date, primarily land, of $1,488,817) in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. Redwood Mortgage Investors V, VI and VII have first priority on return of investment plus interest thereon, in addition to a share of profits realized.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $251,837 at March 31, 1998.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of March 31, 1998, December 31, 1997 and December 31, 1996 were $2,582,663, $2,341,816, and $1,175,000 respectively, and the interest rate at March 31, 1998 was 9.00% (8.50% prime + .50%). The expiration date of the line of credit is September 1, 1998.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                          March 31,             Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------

Net assets - Partners  Capital per financial               $12,681,722         $12,879,547          $13,585,344
statements
Formation Loan receivable                                      314,033             341,275              429,163
Allowance for doubtful accounts                                499,902             424,738              228,647
                                                        ===============      ==============       ==============
Net assets tax basis                                       $13,495,657         $13,645,560          $13,495,657
                                                        ===============      ==============       ==============

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $14,036,897. The March 31, 1998, fair value of these investments of $13,955,041 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1998, there were 62 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                62
Total Mortgage Investments outstanding                                                           $14,036,897

Average Mortgage Investment outstanding                                                             $226,402
Average Mortgage Investment as percent of total                                                        1.61%
Average Mortgage Investment as percent of Partners Capital                                            1.79%

Largest Mortgage Investment outstanding                                                           $1,050,000
Largest Mortgage Investment as percent of total                                                        7.48%
Largest Mortgage Investment as percent of Partners  Capital                                            8.28%

Number of counties where security is located(all California)                                              14

Largest percentage of Mortgage Investments in one county                                              24.44%
Average Mortgage Investment to appraised value of security at time Mortgage Investment was            59.72%
consummated

Number of Mortgage Investments in foreclosure                                                              3

     The following categories of mortgage investments are pertinent at March 31, 1998, and December 31, 1997, 1996:

                                                  March 31            December 31           December 31
                                              ----------------      -----------------      ----------------
                                                    1998                 1997                   1996
                                               ---------------      ----------------      -----------------

First Trust Deeds                                  $7,675,194            $6,810,113             $4,199,552
Second Trust Deeds                                  5,442,151             5,719,369              6,913,853
Third Trust Deeds                                     719,551               720,258                722,887
Fourth Trust Deeds                                    200,001               200,001                200,001
                                               ---------------      ----------------      -----------------
  Total mortgage investments                       14,036,897            13,449,741             12,036,293
Prior liens due other lenders                      16,504,941            17,951,579             22,069,554
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $30,541,838           $31,401,320            $34,105,847
                                               ===============      ================      =================

Appraised property value at time of loan          $51,139,122           $52,077,885            $51,863,991
                                               ===============      ================      =================

Total investments as a percent of appraisals           59.72%                60.30%                 65.76%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                               $1,112,230            $1,104,742             $1,742,767
Non-Owner occupied homes                            1,640,619             1,464,596              1,112,274
Apartments                                          1,232,675             1,666,916              1,325,872
Commercial                                         10,051,373             9,213,487              7,855,380
                                               ===============      ================      =================
                                                  $14,036,897           $13,449,741            $12,036,293
                                               ===============      ================      =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                           MARCH 31, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of March 31, 1998, are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                     $3,781,467
                            1999                                      2,758,410
                            2000                                      1,987,290
                            2001                                      1,117,955
                            2002                                      1,321,175
                         Thereafter                                   3,070,600
                                                                 ===============
                                                                     $14,036,897
                                                                 ===============

     The scheduled maturities for 1998 include approximately $1,914,661 in thirteen mortgage investments which are past maturity at March 31, 1998. Interest payment on most of these Mortgage Investments are current. $110,000 of those Mortgage Investments were categorized as delinquent over 90 days.

     Three Mortgage Investments with principal outstanding of $480,895 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $245,250 were considered impaired at March 31, 1998. That is interest accruals are no longer recorded thereon.

     The cash balance at March 31, 1998 of $143,370 was in one bank with an interest bearing balance totalling $2,811. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $43,370. This bank is the same financial institution that has provided the Partnership with the $3,000,000 limit line of credit. At March 31, 1998, draw down against this facility was $2,582,663. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 1998, Partners Capital totaled $12,681,722.

     At March 31, 1998, the Partnership Mortgage Investments outstanding totalled $14,036,897. Mortgage Investments increased from $13,449,741 to $14,036,897 during three months through March 31, 1998, an increase of $587,156, chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owned (REO) during the three months, by increasing bank credit line borrowing to $2,582,663 as of March 31, 1998, from $2,341,816 as of December 31, 1997, by reinvestment of earnings of $203,656 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments was partially offset by withdrawals of income and capital by the Partners in the amount of $421,054. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The effect of more outstanding Mortgage Investments as of March 31, 1998, was an increase in the gross amount of interest earned from Mortgage Investments. The Partnership began funding Mortgage Investments on December 27, 1989, and as of March 31, 1998, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.84%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. Based upon the rates payable in connection with the existing Mortgage Investments, the current and anticipated interest rates to be charged by the Partnership, and current reserve requirements, the General Partners anticipate that the annualized yield this year will range somewhat slightly higher from its current rate of 6.10%.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of March 31, 1998, it has borrowed $2,582,663. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of March 31, 1998, the Partnership is current with its interest payments on the line of credit. In
1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the year ended December 31, 1997, and three months period ended March 31, 1998, interest paid was $198,316 and $52,446 respectively, reflecting an overall greater utilization of the credit line from the previous three years.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1998, there were three properties in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased of decreased. Because of the number on variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $306,779, $419,437, $434,495 and $73,398 as provision for doubtful accounts for the years ended December 31, 1995, 1996, 1997 and three months through March 31, 1998, respectively. The provision for doubtful account increased by $112,658 in 1996 as the General Partners determined that additional provision for doubtful accounts should be made to cover potential losses in REO accounts or potential losses on unsecured receivables and unspecified losses. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into an improved real estate market, solidifying real estate values, and an attractive real estate lending marketplace.

     The Partnerships interest in land, acquired through foreclosure, located in East Palo Alto, CA., with costs totalling $353,155 as of March 31, 1998, has been invested with that of two other Partnerships in a partnership which is in the process of obtaining approval for constructing approximately 63 single family homes for sale. (The Development). The proposed Development has gained significant public awareness. Incorporated into the proposed Development are various mitigation measures not limited to, mitigation of hazardous materials existing on the property, endangered species, and proximity to the San Francisco Baylands. The preceding issues and others have sparked significant public controversy. Opposition both for and against the proposed Development exists. Notwithstanding the above, the General Partners believe that pursuit of the proposed Development approval to be in the interest of the Partnership. This investment has been classified in the financial statements as Investment in Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and three months ended March 31, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450, $327,887, $399,379 and $105,215 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and three months ended March 3, 1998 to Limited Partners capital accounts and not withdrawn was $640,390, $522,621, $419,231, and $96,405 respectively. As of December 31, 1995, December 31, 1996, December 31, 1997, and March 31, 1998, Limited Partners electing to withdraw earnings represented 36%, 44%, 53% and 54% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and three months through March 31, 1998, $106,901, $412,798, $475,348 and $95,864 respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and three months to March 31, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and three months through March 31, 1998, $97,801, $318,902, $737,568 and $225,607 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months period ended March 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving   Description of Compensation and Services Rendered     Amount
Compensation
------------------------------------------------------------------ ------------

I Redwood Mortgage  Mortgage Servicing Fee for servicing
                    Mortgage Investments                                $26,413

General Partners &/or
Affiliate           Asset Management Fee for  managing
                     assets...........................                   $4,145


General Partners    1% interest in profits                                $2,036


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.          Mortgage  Brokerage  Commissions  for  services in
                           connection    with    the    review,    selection,
                           evaluation,  negotiation,  and  extension  of  the
                           Mortgage  Investments  paid by the  borrowers  and
                           not by the Partnership                      $35,152


Redwood Mortgage           Processing   and  Escrow  Fees  for   services  in
                           connection  with  notary,   document  preparation,
                           credit  investigation,  and escrow fees payable by
                           the borrowers and not by  the Partnership    $1,127
                           ...............


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME. $8,794

           MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31, 1998

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $7,675,193.84
Appraised Value of Properties *                                16,919,465.00
   Total Investment as a % of Appraisal                               45.36%

First Trust Deed Mortgage Investments                           7,675,193.84
Second Trust Deed Mortgage Investments                          5,442,151.49
Third Trust Deed Mortgage Investments                             719,550.34
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,036,896.87

First Trust Deeds due other Lenders                               15,382,681
Second Trust Deeds due other Lenders                                 979,402
Third Trust Deeds due other Lenders                                  142,858
                                                            -----------------

Total Debt                                                    $30,541,837.87

   Appraised Property Value *                                  51,139,122.00
   Total Investment as a % of Appraisal                               59.72%

Number of Mortgage Investments Outstanding                                62

Average Investment                                               $226,401.56
Average Investment as a % of Net Assets                                1.79%
Largest Investment Outstanding                                  1,050,000.00
Largest Investment as a % of Net Assets                                8.28%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 54.68%
Second Trust Deed Mortgage Investments                                38.77%
Third Trust Deed Mortgage Investments                                  5.13%
Fourth Trust Deed Mortgage Investments                                 1.42%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,112,229.84                    7.92%
Non Owner Occupied Homes               1,640,619.64                   11.69%
Apartments                             1,232,674.45                    8.78%
Commercial                            10,051,372.94                   71.61%
                                                             ----------------
                                  ------------------
Total                                $14,036,896.87                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 3

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

Alameda                                      $3,430,639.62           24.44%
San Francisco                                 1,912,173.75           13.62%
Santa Clara                                   1,826,829.55           13.02%
San Mateo                                     1,668,905.38           11.89%
Stanislaus                                    1,655,162.89           11.79%
Contra Costa                                  1,284,550.19            9.15%
Monterey                                        531,705.33            3.79%
Solano                                          524,382.96            3.74%
Sonoma                                          369,394.89            2.63%
El Dorado                                       274,178.59            1.95%
Sacramento                                      255,385.55            1.82%
Santa Cruz                                      131,010.41            0.93%
Ventura                                          91,000.00            0.65%
Shasta                                           81,577.76            0.58%
                                        -------------------      -----------

Total                                       $14,036,896.87          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                           The registrant has not filed any reports on Form 8-K
                            during the nine month period ending March 31, 1998

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 1998.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May, 1998.


Signature                           Title                            Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                 General Partner                 May 12, 1998


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                 General Partner                 May 12, 1998



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell            President of Gymno Corporation,     May 12, 1998
                              (Principal Executive Officer);
                              Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno         May 12, 1998
                              Corporation (Principal Financial
                                and Accounting Officer);
                              Director of Gymno Corporation