Form 10-Q
period 1998-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 1998-08-14
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                       June 30, 1998
---------------------------------------------------- --------------------------
Commission file number                   33-30427
---------------------------------------------------- --------------------------

                         REDWOOD MORTGAGE INVESTORS VII
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter

California                                             94-3094928
------------------------- -----------------------------------------------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation of organization)                               Identification No.

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

YES     XX                                        NO
 -----------------                                   ------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                        NO                NOT APPLICABLE          X
   ------------             -------------                   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                                  BALANCE SHEETS
                                          DECEMBER 31, 1997 (audited) and
                                             June 30, 1998 (unaudited)

                                                      ASSETS

                                                                         June 30, 1998          Dec 31, 1997
                                                                          (unaudited)            (audited)
                                                                         ---------------       ---------------

Cash                                                                           $847,438              $520,837
                                                                         ---------------       ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                            12,650,289            13,449,741
  Accrued Interest on Mortgage Investments                                      297,543               427,952
  Advances on Mortgage Investments                                               37,737                33,154
  Accounts receivables, unsecured                                               252,060               252,422
                                                                         ---------------
                                                                                               ---------------
                                                                             13,237,629            14,163,269

  Less allowance for doubtful accounts                                          682,398               424,738
                                                                         ---------------       ---------------
                                                                             12,555,231            13,738,531
                                                                         ---------------       ---------------

Real estate owned, acquired through foreclosure, held for sale                  513,123               687,139
Investment in partnership                                                             0               346,017
                                                                         ---------------       ---------------

                                                                            $13,915,792           $15,292,524
                                                                         ===============       ===============

                                         LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $1,432,663          $2,341,816
  Accounts payable and accrued expenses                                            27,373               1,845
  Deferred Interest                                                                     0              69,316
                                                                            --------------      --------------
                                                                                1,460,036           2,412,977
                                                                            --------------      --------------

Partners  Capital
  Limited partners  capital, subject to redemption (Note 4E):
     Net of formation loan receivable of $296,978 and $341,275 for
       1998, and 1997, respectively                                            12,443,778          12,867,569

  General partners  capital                                                        11,978              11,978
                                                                            --------------
                                                                                                --------------

           Total Partners  Capital                                             12,455,756          12,879,547
                                                                            --------------      --------------

           Total Liabilities  and Partners Capital                            $13,915,792         $15,292,524
                                                                            ==============      ==============

See accompanying notes to financial statements.


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                               STATEMENTS OF INCOME
                                 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998
                                               AND 1997 (unaudited)

                                            6 months ended    6 months ended    3 months ended     3 months
                                                                                                     ended
                                             June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                                              (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues:
    Interest on Mortgage Investments             $776,983           $766,499         $390,113          $398,159
    Interest on bank deposits                       3,240              3,593            1,044             2,196
    Late Charges                                    7,377              2,926            6,813             1,832
    Miscellaneous                                   5,858              8,956            2,888             4,825
    Gain on sale of property                       70,805                  0           70,805                 0
                                              ------------      -------------     ------------     -------------

                                                  864,263            781,974          471,663           407,012
                                              ------------      -------------     ------------     -------------
Expenses:
    Interest on note payable-bank                  88,076             82,814           35,630            59,279
    Mortgage servicing fee                         58,999             31,628           32,586            16,130
    Asset  management fees                          8,219                  0            4,074                 0
    Clerical costs through Redwood Mortgage        17,499             19,336            8,705             9,563
    Professional Fees                              18,350             19,726            1,408             6,350
    Provision for doubtful accounts and
losses on
      real estate acquired through                255,896            201,322          182,498           104,204
foreclosure
    Printing, Supplies and Postage                  6,271              5,480            3,373             3,378
    Other                                           4,408              3,769              500                57
                                              ------------      -------------     ------------     -------------

                                                  457,718            364,075          268,774           198,961
                                              ------------      -------------     ------------     -------------

Net income                                       $406,545           $417,899         $202,889          $208,051
                                              ============      =============     ============     =============

Net income:  to General Partners (1%)              $4,065             $4,179           $2,029            $2,081
Net income:  to Limited Partners (99%)           $402,480           $413,720         $200,860          $205,970
                                              ============      =============     ============     =============
                                                 $406,545           $417,899         $202,889          $208,051
                                              ============      =============     ============     =============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and                 $31.00             $29,63           $15.49            $14.89
compounded
                                              ------------      -------------     ------------     -------------
  - where partner receives income in monthly
       distributions                               $30.61             $29.59           $15.41            $14.82
                                              ------------      -------------     ------------     -------------

See accompanying notes to Financial Statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                  THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1994              $13,839,989           $(97,088)         $(604,939)       $13,137,962

Formation Loan collections                           0                   0             80,542            80,542
Net income                                     902,840                   0                  0           902,840
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (10,690)               3,310              7,346              (34)
Partners  withdrawals                        (435,917)                   0                  0         (435,917)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995               14,216,032            (13,588)          (517,051)        13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
 Partners  withdrawals                     (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners  withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569

Formation Loan collections                           0                   0             33,404            33,404
Net Income                                     402,480                   0                  0           402,480
Early withdrawal penalties                    (15,851)                   0             10,893           (4,958)
Partners  withdrawals                        (854,717)                   0                  0         (854,717)
                                         --------------     ---------------    ---------------    --------------

Balances at June 30, 1998                  $12,740,756                  $0         $(296,978)       $12,443,778
                                         ==============     ===============    ===============    ==============

See accompanying notes to financial statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                                  THE SIX MONTHS ENDED JUNE 30, 1998 (unaudited)


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1994                      $11,978                 $(981)          $10,997         $13,148,959

Formation Loan collections                               0                      0                0              80,542
Net income                                           9,120                      0            9,120             911,960
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                     34               34                   0
Partners  withdrawals                              (8,310)                      0          (8,310)           (444,227)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                       11,978                  (137)           11,841          13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners  withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                       11,978                      0           11,978          13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners  withdrawals                              (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              33,404
Net income                                           4,065                      0            4,065             406,545
Early withdrawal penalties                               0                      0                0             (4,958)
Partners  withdrawals                              (4,065)                      0          (4,065)           (858,782)
                                         ------------------    -------------------     ------------    ----------------

Balances at March 31, 1998                         $11,978                     $0          $11,978         $12,455,756
                                         ==================    ===================     ============

See accompanying notes to financial statements


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (unaudited)

                                                                           6 months ended         6 months ended
                                                                           June 30, 1998           June 30, 1997
Cash flows from operating activities:                                       (unaudited)             (unaudited)
                                                                          -----------------      ------------------
  Net income
  Adjustments to reconcile net income to net cash provided by                     $406,545                $417,899
      operating activities:
    Provision for doubtful accounts                                                255,896                 201,322
    Provision for losses on real estate held for sale                                    0                       0
    Early withdrawal penalty credited to income                                    (4,958)                (18,311)
    (Increase) decrease in accrued interest & advances                             125,826                (88,867)
    Increase (decrease) in accounts payable and accrued expenses                    25,528                   3,977
    Increase (decrease) in deferred interest on Mortgage Investments              (69,316)               (154,598)
                                                                          -----------------      ------------------

      Net cash provided by operating activities                                    739,521                 361,422
                                                                          -----------------      ------------------

Cash flows from investing activities:
    Principal collected on mortgage investments                                  3,344,181               2,666,905
    Mortgage Investments made                                                  (2,654,729)             (4,912,596)
    Additions to Real Estate held for sale                                        (24,447)               (487,579)
    Dispositions of real estate held for sale                                      310,227                 996,153
    Investment in partnership                                                      346,017                (35,428)
    Accounts receivable-unsecured                                                      362                   1,167
                                                                          -----------------      ------------------

      Net cash provided by (used in) investing activities                        1,321,611             (1,771,378)
                                                                          -----------------      ------------------

Cash flows from financing activities:
  Increase (decrease) in note payable-bank                                       (909,153)               1,825,000
  Formation loan collections                                                        33,404                  52,291
  Partners withdrawals                                                           (858,782)               (769,613)
                                                                          -----------------      ------------------

      Net cash provided by (used in) financing activities                      (1,734.531)               1,107,678
                                                                          -----------------      ------------------

Net increase (decrease) in cash                                                    326,601               (302,278)

Cash - beginning of period                                                         520,837                 755,089
                                                                          -----------------      ------------------

Cash - end of period                                                              $847,438                $452,811
                                                                          =================      ==================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through June 30, 1998, $617,391 including $114,036 in early withdrawal penalties, had been repaid leaving a balance of $296,978. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was the valuation method previously used on impaired Mortgage Investments.

     At June 30, 1998 and at December 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $9,595, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1998, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 60.96%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30,1998, and December 31, 1997 and 1996:

                                                 June 30,            December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Costs of properties                                  $738,010              $906,499            $1,655,786
Reduction in value                                    224,887               219,360               187,441
                                              ----------------      ----------------      ----------------

Fair value reflected in financial statements         $513,123              $687,139            $1,468,345
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

H. Organization and Syndication Costs

     The Partnership paid its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five year period. Syndication costs of $415,692 were charged against partners capital and were allocated to individual partners consistent with the Partnership Agreement.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1998, and December 31, 1997, and 1996 was as follows:


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                          DECEMBER 31, 1997(audited) AND
                                             JUNE 30, 1998 (unaudited)

                                                 June 30,            December 31,            December 31,
                                                   1998                  1997                  1996
                                              ----------------      ----------------      ----------------

Impaired Mortgage Investments                              $0                    $0                $9,595
Unspecified Mortgage Investments                      482,398               284,738                19,052
Accounts receivable, unsecured                        200,000               140,000               200,000
                                              ================      ================      ================
                                                      682,398               424,738              $228,647
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)


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

B. Mortgage Servicing Fees

     Redwood Mortgage also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $58,999, $83,559, $97,267 and $33,394 were incurred for six months through June 30, 1998 and for years 1997, 1996 and 1995, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). No management fees have been incurred for years 1997, 1996 and 1995, respectively. For six months through June 30, 1998, management fee of $8,219 was paid to the General Partners.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

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

F. Guaranteed Interest Rate For Offering Period

     During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. Beginning with years after 1993, the guarantee no longer applies.

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnerships interest is invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination effecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $252,060 at June 30, 1998.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of June 30, 1998, December 31, 1997 and December 31, 1996 were $1,432,663, $2,341,816, and $1,175,000 respectively, and the interest rate at June 30, 1998, was 9.00% (8.50% prime + .50%). The expiration date of the line of credit is September 1, 1998.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                           June 30              Dec. 31              Dec. 31
                                                             1998                1997                 1996
                                                        ---------------      --------------       --------------

Net assets - Partners  Capital per financial               $12,455,756         $12,879,547          $13,585,344
statements
Formation Loan receivable                                      296,978             341,275              429,163
Allowance for doubtful accounts                                682,398             424,738              228,647
                                                        ===============      ==============       ==============
Net assets tax basis                                       $13,435,132         $13,645,560          $14,243,154
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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $12,650,289. The June 30, 1998, fair value of these investments of $12,908,016 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                          DECEMBER 31, 1997(audited) AND
                                             JUNE 30, 1998 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage  Investments  are secured by recorded deeds of trust.  At June
30, 1998, there were 57 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                                                57
Total Mortgage Investments outstanding                                                           $12,650,289

Average Mortgage Investment outstanding                                                             $221,935
Average Mortgage Investment as percent of total                                                        1.75%
Average Mortgage Investment as percent of Partners Capital                                             1.78%

Largest Mortgage Investment outstanding                                                           $1,050,000
Largest Mortgage Investment as percent of total                                                        8.30%
Largest Mortgage Investment as percent of Partners Capital                                             8.43%

Number of counties where security is located(all California)                                              13

Largest percentage of Mortgage Investments in one county                                              24.90%
Average Mortgage Investment to appraised value of security at time Mortgage Investment was
consummated                                                                                           60.96%

Number of Mortgage Investments in foreclosure                                                              1

     The following categories of mortgage investments are pertinent at June 30, 1998, and December 31, 1997, 1996:

                                                  June 30             December 31           December 31
                                                                    ----------------      -----------------
                                                   1998                  1997                   1996
                                              ----------------      ----------------      -----------------
First Trust Deeds                                  $6,907,546            $6,810,113             $4,199,552
Second Trust Deeds                                  5,360,930             5,719,369              6,913,853
Third Trust Deeds                                     181,812               720,258                722,887
Fourth Trust Deeds                                    200,001               200,001                200,001
                                              ----------------      ----------------      -----------------
  Total mortgage investments                       12,650,289            13,449,741             12,036,293
Prior liens due other lenders                      13,570,589            17,951,579             22,069,554
                                                                    ----------------      -----------------
                                              ================
  Total debt                                       26,220,878           $31,401,320            $34,105,847
                                              ================      ================      =================

Appraised property value at time of loan          $43,011,484           $52,077,885            $51,863,991
                                              ================      ================      =================

Total investments as a percent of appraisals           60.96%                60.30%                 65.76%
                                              ================      ================      =================

Investments by Type of Property

Owner occupied homes                                 $679,912            $1,104,742             $1,742,767
Non-Owner occupied homes                            1,940,663             1,464,596              1,112,274
Apartments                                            182,675             1,666,916              1,325,872
Commercial                                          9,847,039             9,213,487              7,855,380
                                              ================      ================      =================
                                                  $12,650,289           $13,449,741            $12,036,293
                                              ================      ================      =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                            JUNE 30, 1998 (unaudited)

Scheduled maturity dates of mortgage investments as of June 30, 1998, are as follows:

                   Year Ending
                   December 31,
                -------------------

                       1998                                      $2,031,602
                       1999                                       4,658,697
                       2000                                       1,507,078
                       2001                                       1,117,955
                       2002                                       1,320,303
                    Thereafter                                    2,014,654
                                                             ================
                                                                $12,650,289
                                                             ================

     The scheduled maturities for 1998 include approximately $1,064,425 in thirteen mortgage investments which are past maturity at June 30, 1998. Interest payment on most of these Mortgage Investments are current. None of those Mortgage Investments were categorized as delinquent over 90 days.

     Two Mortgage Investments with principal outstanding of $329,032 had interest payments overdue in excess of 90 days. Five Mortgage Investments with principal outstanding of $484,528 at June 30, 1998, had no interest accruals recorded thereon.

     The cash balance at June 30, 1998 of $847,438 was in two banks with an interest bearing balance totalling $774,255. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $652,570. One bank is the same financial institution that has provided the Partnership with the $3,000,000 limit line of credit. At June 30, 1998, draw down against this facility was $1,432,663. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At June 30, 1998, Partners Capital totaled $12,455,756.

     At June 30, 1998, the Partnership Mortgage Investments outstanding totalled $12,650,289, a decrease of $1,386,608 from the end of the first quarter of the year. This reduction in loan portfolio was due primarily to payoffs of Mortgage Investments during the second quarter. Likewise, there was somewhat a corresponding decrease in bank line of credit balance of $1,150,000 during the second quarter, as the loan payoff proceeds were utilized to reduce the line of credit balance. Mortgage Investments increased from $13,449,741 to $14,036,897 during three months through March 31, 1998, an increase of $587,156, chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owned (REO) during the three months, by increasing bank credit line borrowing to $2,582,663 as of March 31, 1998, from $2,341,816 as of December 31, 1997, by reinvestment of earnings of $203,656 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments was partially offset by withdrawals of income and capital by the Partners in the amount of $421,054. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The Partnership began funding Mortgage Investments on December 27, 1989, and as of June 30, 1998, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.80%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. As of June 30, 1998 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to a combined balance of $513,123. These accounts had combined balances of $1,033,156 and $1,710,739 for the years ended December 31, 1997 and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate current income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the remaining six months and the overall year 1998 will be higher than the previous years performance level.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of June 30, 1998, it has borrowed $1,432,663. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of June 30, 1998, the Partnership is current with its interest payments on the line of credit. In
1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the year ended December 31, 1997, and six months period ended June 30, 1998, interest paid was $198,316 and $88,076 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1998, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $306,779, $419,437, $434,495 and $255,896 as provision for doubtful accounts for the years ended December 31, 1995, 1996, 1997 and six months through June 30, 1998, respectively. The provision for doubtful account increased by $112,658 in 1996 as the General Partners determined that additional provision for doubtful accounts should be made to cover potential losses in REO accounts or potential losses on unsecured receivables and unspecified losses. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into an improved real estate market, solidifying real estate values, and an attractive real estate lending market place.

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest is invested with that of two other Partners. The Partnerships basis of $ 0, $346,017 and $242,394 for the period ended 6/30/98, and the years ended December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the Development). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the remaining pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and six months ended June 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450, $327,887, $399,379 and $211,165 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and six months ended June 30, 1998 to Limited Partners capital accounts and not withdrawn was $640,390, $522,621, $419,231, and $191,315 respectively. As of December 31, 1995, December 31, 1996, December 31, 1997, and June 30, 1998, Limited Partners electing to withdraw earnings represented 36%, 44%, 53% and 54% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and six months through June 30, 1998, $106,901, $412,798, $475,348 and $198,140 respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and six months to June 30, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and six months through June 30, 1998, $97,801, $318,902,
$737,568 and $461,262 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eight (1997) and through six months ended June 30, 1998 is shown hereunder:

                                             Years ended December 31,

                          1994                   1995                  1996                  1997         June 30, 1998
                  -------------         --------------        --------------        --------------       ---------------
Earnings              $263,206                270,760               336,341               399,379               211,165
Capital              *$340,011                184,157               722,536             1,212,916               659,402
                  =============         ==============        ==============        ==============       ===============
Total                 $603,217               $454,917            $1,058,877            $1,612,295              $870,567
                  =============         ==============        ==============        ==============       ===============

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months period ended June 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving              Description of Compensation
Compensation                  and Services Rendered                      Amount

-------------------------- -----------------------------------------------------

I.  Redwood Mortgage    Mortgage Servicing Fee for servicing Mortgage    $58,999
                        Investments
General Partners
&/or Affiliate          Asset Management Fee for managing assets          $8,219

General Partners        1% interest in profits                            $4,065

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.       Mortgage  Brokerage  Commissions  for  services in
                        connection    with    the    review,    selection,
                        evaluation,  negotiation,  and  extension  of  the
                        Mortgage  Investments  paid by the  borrowers  and
                        not by the Partnership                           $65,152

Redwood Mortgage        Processing   and  Escrow  Fees  for   services  in
                        connection  with  notary,   document  preparation,
                        credit  investigation,  and escrow fees payable by
                        the borrowers and not by the Partnership          $1,127


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                     $17,499

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30, 1998

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $6,907,545.86
Appraised Value of Properties *                                14,222,708.00
   Total Investment as a % of Appraisal                               48.57%

First Trust Deed Mortgage Investments                           6,907,545.86
Second Trust Deed Mortgage Investments                          5,360,929.33
Third Trust Deed Mortgage Investments                             181,812.19
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $12,650,288.58

First Trust Deeds due other Lenders                            12,611,203.00
Second Trust Deeds due other Lenders                              816,528.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $26,220,877.58

   Appraised Property Value *                                  43,011,484.00
   Total Investment as a % of Appraisal                               60.96%

Number of Mortgage Investments Outstanding                                57

Average Investment                                                  $221,935
Average Investment as a % of Net Assets                                1.78%
Largest Investment Outstanding                                     1,050,000
Largest Investment as a % of Net Assets                                8.43%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 54.60%
Second Trust Deed Mortgage Investments                                42.38%
Third Trust Deed Mortgage Investments                                  1.44%
Fourth Trust Deed Mortgage Investments                                 1.58%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                    $679,912.22                    5.38%
Non Owner Occupied Homes               1,940,662.95                   15.34%
Apartments                               182,674.45                    1.44%
Commercial                             9,847,038.96                   77.84%
                                                             ----------------
                                  ------------------
Total                                $12,650,288.58                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

San Francisco                                $3,149,655.01           24.90%
Alameda                                       2,226,153.92           17.60%
Santa Clara                                   1,679,961.01           13.28%
Stanislaus                                    1,655,122.74           13.08%
San Mateo                                     1,631,304.76           12.90%
Contra Costa                                    855,074.09            6.76%
Monterey                                        594,388.73            4.70%
Sonoma                                          369,054.78            2.92%
Sacramento                                      142,228.78            1.12%
Santa Cruz                                      130,639.39            1.03%
Ventura                                          91,000.00            0.72%
Shasta                                           81,400.37            0.64%
Solano                                           44,305.00            0.35%
                                         ------------------      -----------

Total                                       $12,650,288.58          100.00%

     ** Redwood Mortgage Investors VII, together with other Redwood Partnerships, holds a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The loan to value ratio at the issuance of this loan was 76.52%. Besides the borrower paying a fixed interest rate of 12.25%, the partnership and other lenders will also be entitled to share in profits generated by the corporation with respect to the secured property. The affiliates of the Partnership had entered into previous loan transactions with this borrower which had been concluded successfully, resulting in additional revenue beyond interest payments for the affiliates involved.

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


Signature                           Title                                Date


/s/ D. Russell Burwell
----------------------
D. Russell Burwell           General Partner                        May 12, 1998


/s/ Michael R. Burwell
----------------------
Michael R. Burwell           General Partner                        May 12, 1998



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