Form 10-Q
period 1998-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 1998-11-12
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                             September 30, 1998
----------------------------------------------------- --------------------------
Commission file number                            33-30427
----------------------------------------------------- --------------------------

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

                                 (650) 365-5341
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

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

YES              XX                                       NO
 -----------------                                          --------------------

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


                                 NOT APPLICABLE



                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                                  BALANCE SHEETS
                                          DECEMBER 31, 1997 (audited) and
                                          September 30, 1998 (unaudited)

                                                      ASSETS

                                                                         Sept 30, 1998          Dec 31, 1997
                                                                          (unaudited)            (audited)
                                                                         ---------------       ---------------

Cash                                                                           $281,170              $520,837
                                                                         ---------------       ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                            14,416,793            13,449,741
  Accrued Interest on Mortgage Investments                                      180,926               427,952
  Advances on Mortgage Investments                                               38,426                33,154
  Accounts receivables, unsecured                                               251,597               252,422
                                                                         ---------------
                                                                                               ---------------
                                                                             14,887,742            14,163,269

  Less allowance for doubtful accounts                                          773,037               424,738
                                                                         ---------------       ---------------
                                                                             14,114,705            13,738,531
                                                                         ---------------       ---------------

Real estate owned, acquired through foreclosure, held for sale                  522,381               687,139
Investment in partnership                                                             0               346,017
                                                                         ---------------       ---------------

                                                                            $14,918,256           $15,292,524
                                                                         ===============       ===============

                                         LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $2,662,662          $2,341,816
  Accounts payable and accrued expenses                                            20,629               1,845
  Deferred Interest                                                                     0              69,316
                                                                            --------------      --------------
                                                                                2,683,291           2,412,977
                                                                            --------------      --------------

Partners Capital
  Limited partners capital, subject to redemption (Note 4E):
     Net of formation loan receivable of $270,434 and $341,275 for
       1998, and 1997, respectively                                            12,222,987          12,867,569

  General partners capital                                                        11,978              11,978
                                                                            --------------
                                                                                                --------------

           Total Partners Capital                                             12,234,965          12,879,547
                                                                            --------------      --------------

           Total Liabilities and Partners Capital                            $14,918,256         $15,292,524
                                                                            ==============      ==============

See accompanying notes to financial statements.


                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                               STATEMENTS OF INCOME
                              FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998
                                               AND 1997 (unaudited)

                                            9 months ended    9 months ended    3 months ended   3 months ended
                                             Sept 30, 1998    Sept 30, 1997     Sept 30, 1998     Sept 30, 1997
                                              (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues:
    Interest on Mortgage Investments           $1,178,911         $1,184,702         $401,928          $418,203
    Interest on bank deposits                       5,416              5,266            2,176             1,673
    Late Charges                                   12,675              3,946            5,298             1,020
    Miscellaneous                                   8,308             12,122            2,450             3,166
    Gain on sale of property                       70,805                  0                0                 0
                                              ------------      -------------     ------------     -------------

                                                1,276,115          1,206,036          411,852           424,062
                                              ------------      -------------     ------------     -------------
Expenses:
    Interest on note payable-bank                 126,343            142,691           38,267            59,877
    Mortgage servicing fee                        104,456             51,621           45,457            19,993
    Asset  management fees                         12,219                  0            4,000                 0
    Clerical costs through Redwood Mortgage        25,895             28,621            8,396             9,285
    Professional Fees                              18,900             22,882              550             3,156
    Provision for doubtful accounts and
losses on
      real estate acquired through                346,920            324,027           91,024           122,705
foreclosure
    Printing, Supplies and Postage                  8,620              8,123            2,349             2,643
    Other                                           6,040              5,576            1,632             1,807
                                              ------------      -------------     ------------     -------------

                                                  649,393            583,541          191,675           219,466
                                              ------------      -------------     ------------     -------------

Net income                                       $626,722           $622,495         $220,177          $204,596
                                              ============      =============     ============     =============

Net income:  to General Partners (1%)              $6,267             $6,225           $2,202            $2,046
Net income:  to Limited Partners (99%)           $620,455           $616,270         $217,975          $202,550
                                              ============      =============     ============     =============
                                                 $626,722           $622,495         $220,177          $204,596
                                              ============      =============     ============     =============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and                 $48.66             $45.27           $17.13            $14.87
compounded
                                              ------------      -------------     ------------     -------------
  - where partner receives income in monthly
       distributions                               $47.64             $44.39           $17.03            $14.80
                                              ------------      -------------     ------------     -------------

See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                               THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)



                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1994              $13,839,989           $(97,088)         $(604,939)       $13,137,962

Formation Loan collections                           0                   0             80,542            80,542
Net income                                     902,840                   0                  0           902,840
Allocation of syndication costs               (80,190)              80,190                  0                 0
Early withdrawal penalties                    (10,690)               3,310              7,346              (34)
Partners withdrawals                        (435,917)                   0                  0         (435,917)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995               14,216,032            (13,588)          (517,051)        13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
 Partners withdrawals                     (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569

Formation Loan collections                           0                   0             55,023            55,023
Net Income                                     620,455                   0                  0           620,455
Early withdrawal penalties                    (23,018)                   0             15,818           (7,200)
Partners withdrawals                      (1,312,860)                   0                  0       (1,312,860)
                                         --------------     ---------------    ---------------    --------------

Balances at September 30, 1998             $12,493,421                  $0         $(270,434)       $12,222,987
                                         ==============     ===============    ===============    ==============

See accompanying notes to financial statements



                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997 (audited) AND
                               THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (unaudited)


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1994                      $11,978                 $(981)          $10,997         $13,148,959

Formation Loan collections                               0                      0                0              80,542
Net income                                           9,120                      0            9,120             911,960
Allocation of syndication costs                      (810)                    810                0                   0
Early withdrawal penalties                               0                     34               34                   0
Partners withdrawals                               (8,310)                      0          (8,310)           (444,227)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                       11,978                  (137)           11,841          13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners withdrawals                               (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                       11,978                      0           11,978          13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners withdrawals                               (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              55,023
Net income                                           6,267                      0            6,267             626,722
Early withdrawal penalties                               0                      0                0             (7,200)
Partners withdrawals                               (6,267)                      0          (6,267)         (1,319,127)
                                         ------------------    -------------------     ------------    ----------------

Balances at September 30, 1998                     $11,978                     $0          $11,978         $12,234,965
                                         ==================    ===================     ============     ==============

See accompanying notes to financial statements



                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (unaudited)

                                                                           9 months ended         9 months ended
                                                                           Sept 30, 1998           Sept 30, 1997
Cash flows from operating activities:                                       (unaudited)             (unaudited)
                                                                          -----------------      ------------------
  Net income
  Adjustments to reconcile net income to net cash provided by                     $626,722                $622,495
      operating activities:
    Provision for doubtful accounts                                                346,920                 324,027
    Provision for losses on real estate held for sale                                    0                       0
    Early withdrawal penalty credited to income                                    (7,200)                (10,434)
    (Increase) decrease in accrued interest & advances                             241,754               (110,285)
    Increase (decrease) in accounts payable and accrued expenses                    18,784                     373
    Increase (decrease) in deferred interest on Mortgage Investments              (69,316)               (154,598)
                                                                          -----------------      ------------------

      Net cash provided by operating activities                                  1,157,664                 671,578
                                                                          -----------------      ------------------

Cash flows from investing activities:
    Principal collected on mortgage investments                                  4,422,118               4,145,994
    Mortgage Investments made                                                  (5,499,170)             (6,207,324)
    Additions to Real Estate held for sale                                        (33,865)               (131,707)
    Dispositions of real estate held for sale                                      310,002                 684,946
    Investment in partnership                                                      346,017                (55,843)
    Accounts receivable-unsecured                                                      825                       0
                                                                          -----------------      ------------------

      Net cash provided by (used in) investing activities                        (454,073)             (1,563,934)
                                                                          -----------------      ------------------

Cash flows from financing activities:
  Increase (decrease) in note payable-bank                                         320,846               1,416,816
  Formation loan collections                                                        55,023                  48,447
  Partners withdrawals                                                         (1,319,127)             (1,142,831)
                                                                          -----------------      ------------------

      Net cash provided by (used in) financing activities                       ( 943,258)                 322,432
                                                                          -----------------      ------------------

Net increase (decrease) in cash                                                  (239,667)               (569,924)

Cash - beginning of period                                                         520,837                 755,089
                                                                          -----------------      ------------------

Cash - end of period                                                              $281,170                $185,165
                                                                          =================      ==================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through September 30, 1998, $643,935 including $118,961 in early withdrawal penalties, had been repaid leaving a balance of $270,434. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

     At September 30, 1998 and at December 31, 1997, 1996 and 1995, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $0, $0, $9,595, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of September 30, 1998, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 60.40%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30,1998, and December 31, 1997 and 1996:

                        Sept 30,            December 31,            December 31,
                           1998                  1997                  1996
                    ----------------      ----------------      ----------------

Costs of properties         $747,427              $906,499            $1,655,786
Reduction in value           225,046               219,360               187,441
                     ---------------      ----------------      ----------------

Fair value reflected
in financial statements     $522,381              $687,139            $1,468,345
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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1998, and December 31, 1997, and 1996 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

                                Sept 30,       December 31,       December 31,
                                  1998             1997                1996
                              -----------     -------------     ---------------

Impaired Mortgage Investments          $0                $0               $9,595
Unspecified Mortgage Investments  573,037           284,738               19,052
Accounts receivable, unsecured    200,000           140,000              200,000
                              ===========     ==============         ===========
                                 $773,037           $424,738            $228,647
                              ===========     ==============         ===========

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)


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

B. Mortgage Servicing Fees

     Redwood Mortgage also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $104,456, $83,559, $97,267 and $33,394 were incurred for nine months through September 30, 1998 and for years 1997, 1996 and 1995, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). No management fees have been incurred for years 1997, 1996 and 1995, respectively. For nine months through September 30, 1998, management fee of $12,219 was paid to the General Partners.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     Limited Partners also have the right after five years from the date of purchase of the Units to withdraw from the partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, which had occurred for all Partners by the end of 1997, no penalty would be imposed if withdrawal is made in twenty
(20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners will liquidate all or part of a Limited Partners capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnerships interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination effecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against secured and unsecured accounts receivable totalling $251,597 at September 30, 1998.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of September 30, 1998, December 31, 1997 and December 31, 1996 were $2,662,662, $2,341,816, and $1,175,000 respectively, and the interest rate at September 30, 1998, was 9.00% (8.50% prime + .50%). The expiration date of the line of credit is December 31, 1998.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                       Sept 30         Dec. 31           Dec. 31
                                         1998            1997              1996
                                    -----------      -----------       ---------

Net assets - Partners Capital
per financial statements            $12,234,965      $12,879,547     $13,585,344
Formation Loan receivable               270,434          341,275         429,163
Allowance for doubtful accounts         773,037          424,738         228,647
                                    ============     ============     ==========
Net assets tax basis                $13,278,436      $13,645,560     $14,243,154
                                    ============     ============     ==========

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

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$14,416,793. The September 30, 1998, fair value of these investments of $14,665,315 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1998, there were 58 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   58
Total Mortgage Investments outstanding                              $14,416,793

Average Mortgage Investment outstanding                                $248,565
Average Mortgage Investment as percent of total                            1.72%
Average Mortgage Investment as percent of Partners Capital                 2.03%

Largest Mortgage Investment outstanding                              $1,050,000
Largest Mortgage Investment as percent of total                            7.28%
Largest Mortgage Investment as percent of Partners Capital                 8.58%

Number of counties where security is located(all California)                 14

Largest percentage of Mortgage Investments in one county                  20.90%
Average Mortgage Investment to appraised value of security at
time Mortgage Investment was consummated                                  60.40%

Number of Mortgage Investments in foreclosure                                 1

     The following categories of mortgage investments are pertinent at September 30, 1998, and December 31, 1997, 1996:

                                     Sept 30        December 31     December 31
                                  -----------     -------------    ------------
                                      1998              1997            1996
                                  -----------      -------------   ------------

First Trust Deeds                  $8,703,777        $6,810,113      $4,199,552
Second Trust Deeds                  5,131,205         5,719,369       6,913,853
Third Trust Deeds                     381,810           720,258         722,887
Fourth Trust Deeds                    200,001           200,001         200,001
                                  -----------      -------------    -----------
  Total mortgage investments       14,416,793        13,449,741      12,036,293
Prior liens due other lenders      13,833,431        17,951,579      22,069,554
                                 ------------      -------------    -----------
         Total debt                28,250,224       $31,401,320     $34,105,847
                                 ============      =============    ===========

Appraised property value
at time of loan                   $46,772,98        $52,077,885     $51,863,991
                                 ============      =============    ===========

Total investments as a
percent of appraisals                  60.40%             60.30%          65.76%
                                 ============      =============    ============

Investments by Type of Property
Owner occupied homes              $1,057,055         $1,104,742      $1,742,767
Non-Owner occupied homes           2,326,592          1,464,596       1,112,274
Apartments                           868,029          1,666,916       1,325,872
Commercial                        10,165,117          9,213,487       7,855,380
                                 ============      ==============   ============
                                 $14,416,793        $13,449,741     $12,036,293
                                 ============      ==============   ============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997(audited) AND
                         SEPTEMBER 30, 1998 (unaudited)

     Scheduled maturity dates of mortgage investments as of September 30, 1998, are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1998                                      $1,831,572
                            1999                                       4,696,628
                            2000                                       2,956,756
                            2001                                       1,601,955
                            2002                                       1,319,271
                         Thereafter                                    2,010,611
                                                                ================
                                                                     $14,416,793
                                                                ================

     The scheduled maturities for 1998 include approximately $869,290 in nine mortgage investments which are past maturity at September 30, 1998. Interest payment on most of these Mortgage Investments are current. None of those Mortgage Investments were categorized as delinquent over 90 days. Two Mortgage Investments with principal outstanding of $169,483 had interest payments overdue in excess of 90 days. Five Mortgage Investments with principal outstanding of $484,528 at September 30, 1998, had no interest accruals recorded thereon.

     The cash balance at September 30, 1998 of $281,170 was in two banks with an interest bearing balance totalling $214,976. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $86,302. One bank is the same financial institution that has provided the Partnership with the $3,000,000 limit line of credit. At September 30, 1998, draw down against this facility was $2,662,662.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 1998, Partners Capital totaled $12,234,965.

     At September 30, 1998, the Partnership Mortgage Investments outstanding totalled $14,416,793, an increase of $1,766,504 from the end of the second quarter of the year. Mortgage Investments increased from $13,449,741 to $14,416,793 during nine months through September 30, 1998, an increase of $967,052 chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owned (REO) during the nine months, by increasing bank credit line borrowing to $2,662,662 as of September 30, 1998, from $2,341,816 as of December 31, 1997, by reinvestment of earnings of $290,108 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments was partially offset by withdrawals of income and capital by the Partners in the amount of $1,335,878. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The Partnership began funding Mortgage Investments on December 27, 1989, and as of September 30, 1998, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.77%.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will not change significantly in the immediate future. As of September 30, 1998 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to a combined balance of $522,381. These accounts had combined balances of $1,033,156 and $1,710,739 for the years ended December 31, 1997 and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the remaining three months and the overall year 1998 will be higher than the previous years.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of September 30, 1998, it has borrowed $2,662,662. This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of September 30, 1998, the Partnership is current with its interest payments on the line of credit. In
1994, the Partnership incurred $135,790 of interest on note payables. The interest rate on the line of credit was Prime + 3/4% (now .5% over Prime) and the Partnership was able to maintain a positive spread between the cost of borrowing the funds and interest earned on lending the funds. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the year ended December 31, 1997, and nine months period ended September 30, 1998, interest paid was $198,316 and $126,343 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 1998, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses and earnings payout requirements. As Mortgage Investment opportunities become available, excess cash and available funds are invested in new Mortgage Investments.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $306,779, $419,437, $434,495 and $346,920 as provision for doubtful accounts for the years ended December 31, 1995, 1996, 1997 and nine months through September 30, 1998, respectively. The provision for doubtful account increased by $112,658 in 1996 as the General Partners determined that additional provision for doubtful accounts should be made to cover potential losses in REO accounts or potential losses on unsecured receivables and unspecified losses. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The Northern California recession reached bottom in 1993. Since then, the California economy has been improving, slowly at first, but now, more vigorously. This improvement is reflective in increasing property values, in job growth, personal income growth, etc., which all translates into an improved real estate market, solidifying real estate values, and an attractive real estate lending market place.

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnerships interest is invested with that of two other Partnerships. The Partnerships basis of $ 0, $346,017 and $242,394 for the period ended 9/30/98, and the years ended December 31, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the Development). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and nine months ended September 30, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $262,450, $327,887, $399,379 and $330,347 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and nine months ended September 30, 1998 to Limited Partners capital accounts and not withdrawn was $640,390, $522,621, $419,231, and $290,108 respectively. As of December 31, 1995, December 31, 1996, December 31, 1997, and September 30, 1998, Limited Partners electing to withdraw earnings represented 36%, 44%, 53% and 54% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1995, December 31, 1996, December 31, 1997, and nine months through September 30, 1998, $106,901, $412,798, $475,348 and $287,720 respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1995, December 31, 1996, December 31, 1997, and nine months to September 30, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1995, December 31, 1996, December 31, 1997, and nine months through September 30, 1998, $97,801, $318,902, $737,568 and $717,811 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eight (1997) and through nine months ended September 30, 1998 is shown hereunder:

                                            Years ended December 31,

                          1994                   1995                  1996                  1997         Sept 30, 1998
                  -------------         --------------        --------------        --------------       ---------------
Earnings              $263,206                270,760               336,341               399,379               330,347
Capital              *$340,011                184,157               722,536             1,212,916             1,005,531
                  =============         ==============        ==============        ==============       ===============
Total                 $603,217               $454,917            $1,058,877            $1,612,295            $1,335,878
                  =============         ==============        ==============        ==============       ===============

* These amounts represent gross of early withdrawal penalties.

     The Year 2,000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2,000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corporation, an affiliate of the

     Partnership, and third parties to provide loan and investor services effected by Year 2,000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2,000 issues. Installation of accounting software that is Year 2,000 compliant will begin after the 1998-year ends. The investor servicing software Year 2,000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2,000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corporation, is currently being tested to insure that modifications necessary to be made prior to Year 2,000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2,000 issues.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2,000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2,000 conversion.

     Although not fully developed if all accounting, loan servicing and investor services conversions should fail the size and scope of the Partnerships activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months period ended September 30, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving           Description of Compensation
Compensation               and Services Rendered                         Amount
-------------------------- -------------------------------------------- --------

I.  Redwood Mortgage       Mortgage Servicing Fee for servicing
                           Mortgage Investments                         $104,456

General Partners &/or
Affiliate                  Asset Management Fee for managing assets      $12,219

General Partners           1% interest in profits                         $6,267

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage.          Mortgage  Brokerage  Commissions  for  services in
                           connection    with    the    review,    selection,
                           evaluation,  negotiation,  and  extension  of  the
                           Mortgage  Investments  paid by the  borrowers  and
                           not by the Partnership                       $151,752


Redwood Mortgage           Processing   and  Escrow  Fees  for   services  in
                           connection  with  notary,   document  preparation,
                           credit  investigation,  and escrow fees payable by
                           the borrowers and not by the Partnership       $3,077



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                     $25,895

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1998

                             Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $8,703,776.80
Appraised Value of Properties *                                17,269,209.00
   Total Investment as a % of Appraisal                                50.40%

First Trust Deed Mortgage Investments                           8,703,776.80
Second Trust Deed Mortgage Investments                          5,131,204.89
Third Trust Deed Mortgage Investments                             381,810.22
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,416,793.11

First Trust Deeds due other Lenders                            12,605,645.00
Second Trust Deeds due other Lenders                            1,084,928.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $28,250,224.11

   Appraised Property Value *                                  46,772,985.00
   Total Investment as a % of Appraisal                                60.40%

Number of Mortgage Investments Outstanding                                58

Average Investment                                               $248,565.40
Average Investment as a % of Net Assets                                 2.03%
Largest Investment Outstanding                                     1,050,000
Largest Investment as a % of Net Assets                                 8.58%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                  60.37%
Second Trust Deed Mortgage Investments                                 35.59%
Third Trust Deed Mortgage Investments                                   2.65%
Fourth Trust Deed Mortgage Investments                                  1.39%
                                                             ----------------
Total                                                                 100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                  $1,057,055.34                     7.33%
Non Owner Occupied Homes               2,326,591.42                    16.14%
Apartments                               868,029.37                     6.02%
Commercial                            10,165,116.98                    70.51%
                                                             ----------------
                                  ------------------
Total                                $14,416,793.11                   100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

San Francisco                                $3,012,383.30           20.90%
Stanislaus                                    2,439,082.26           16.92%
San Mateo                                     1,725,412.00           11.97%
Alameda                                       1,709,907.55           11.86%
Santa Clara                                   1,679,961.01           11.65%
Solano                                          994,224.00            6.90%
Contra Costa                                    853,096.98            5.92%
Monterey                                        702,761.76            4.88%
Marin                                           685,354.92            4.75%
Sonoma                                          174,759.45            1.21%
Sacramento                                      137,374.26            0.95%
Santa Cruz                                      130,256.66            0.90%
Ventura                                          91,000.00            0.63%
Shasta                                           81,218.96            0.56%
                                         ------------------      -----------

Total                                       $14,416,793.11          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the nine month period ending September 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of November, 1998.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of November, 1998.


Signature                                  Title                     Date


/s/ D. Russell Burwell
-----------------------------
D. Russell Burwell                     General Partner         November 12, 1998


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell                     General Partner         November 12, 1998



/s/ D. Russell Burwell
-----------------------------
D. Russell Burwell                    President of Gymno       November 12, 1998
                                      Corporation, (Principal
                                      Executive Officer);
                                      Director of Gymno
                                      Corporation


/s/ Michael R. Burwell
----------------------------
Michael R. Burwell                    Secretary/Treasurer of   November 12, 1998
                                      Gymno Corporation
                                      (Principal Financial
                                      and Accounting Officer);
                                      Director of Gymno
                                      Corporation