Form 10-K
period 1998-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 1999-03-29
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 1998

                                     Part I

                                                                        Page No.
Item 1 - Business                                                              3
Item 2 - Properties                                                          4-5
Item 3 - Legal Proceedings                                                     6
Item 4 - Submission of Matters to a vote of Security Holders (partners)        6

                                     Part II

Item 5 - Market for the Registrants Partners Capital and related matters       6
Item 6 - Selected Financial Data                                             6-8
Item 7 - Managements Discussion and Analysis of Financial condition
and Results of Operations                                                   9-13
Item 8 - Financial Statements and Supplementary Data                       14-38
Item 9 - Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                          39

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                  39
Item 11 - Executive Compensation                                              40
Item 12 - Security Ownership of Certain Beneficial Owners and management      41
Item 13 - Certain Relationships and Related Transactions                      41

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.41-42

Signatures                                                                    43

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 1998 Commission file number 33-30427
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

        California                                             94-3094928
---------------------------------------- ---------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification)
  incorporation or organization)

 650 El Camino Real Suite G, Redwood City, CA                            94063
--------------------------------------------- ----------------------------------
 (address of principal executive offices)                            (zip code)

Registrants telephone No. including area code                    (650) 365-5341
--------------------------------------------- ----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------------------------- -----------------------------------------
Limited Partnership Units                                                 None
-------------------------------------- -----------------------------------------

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

YES           XXXX                                              NO
---------------------------                              -----------------------

     Through December 31, 1992, the limited partnership units purchased by non-affiliates was 119,983.59 units computed at $100.00 a unit for $11,998,359. The offering was closed on September 30, 1992.

Documents incorporated by reference:

     Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are referenced in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VII, a California limited partnership (the Partnership), was organized in 1989 of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making Mortgage Investments secured by deeds of trust on California real estate. Mortgage Investments are arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The Partnerships objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnerships capital. The Partnerships general business is more fully described under the section entitled Investment Objectives and Criteria pages 26-31 of the Prospectus which is incorporated by reference.

     Originally, 60,000 Units were offered on a best efforts basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the General Partners increased the number of units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992. The offering closed on September 30, 1992, and the Limited Partners contributed capital totalled $11,998,359 of an approved $12,000,000 issue, in units of $100 each. At that date all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom), was filed on September 21, 1992.

     The Partnership began selling units in October, 1989 and began investing in mortgages in December, 1989. At December 31, 1998, the Partnership had a balance in its Mortgage Investments portfolio totalling $13,209,186 with interest rates thereon ranging from 6.50% to 14.50%.

     Currently, Mortgage Investments secured by First Trust Deeds comprise 65.40% of the amount of funds in the Mortgage Investment portfolio followed by Second Trust Deeds of 31.71%, and Third Trust Deeds of 1.38%. A Fourth Trust Deed makes up the balance. Owner-occupied homes, combined with non-owner occupied homes total 18.45% of the Mortgage Investments. Commercial Mortgage Investments origination increased from last year, now comprising 74.76% of the portfolio, an increase of 6.26%. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. 60.70% of the total Mortgage Investments, are in six counties of the Bay Area. The County of Stanislaus makes up 22.25% of the Mortgage Investments. Stanislaus County is a fringe county to the San Francisco Bay Area. In 1998 the Partnership received many good lending opportunities from this county. The balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $249,230 per Mortgage Investment, an increase of $32,299. Some of the larger Mortgage Investments invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 38.82%. A 40% equity average on loan origination is generally considered very conservative.
Generally,   the  more  equity,   the  more  protection  for  the  lender.   The
Partnerships Mortgage Investment portfolio is in good condition with no properties in foreclosure as of December, 1998.

Item 2 - Properties

     A summary of the Partnerships Mortgage Investment Portfolio as of December 31, 1998 is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                 $8,638,975.93
Appraised Value of Properties                                     15,017,642.00
  Total Investment as a % of Appraisal                                    57.53%
First Trust Deeds                                                 $8,638,975.93
Second Trust Deed Mortgage Investments                             4,188,401.09
Third Trust Deed Mortgage Investments                                181,808.20
Fourth Trust Deed Mortgage Investments *                             200,001.20
                                                             -------------------
                                                                  13,209,186.42
First Trust Deeds due other Lenders                               11,769,481.00
Second Trust Deeds due other Lenders                                 816,528.00
Third Trust Deeds due other Lenders                                  142,858.00

Total Debt                                                       $25,938,053.42

  Appraised Property Value                                       $42,393,561.00
  Total Investments as a % of Appraisal                                   61.18%

Number of Mortgage Investments Outstanding                                   53

Average Investment                                                   249,229.93
Average Investment as a % of Net Assets                                    2.09%
Largest Investment Outstanding                                     1,050,000.00
Largest Investment as a % of Net Assets                                    8.79%

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                         65.40%
Second Trust Deeds                                                        31.71%
Third Trust Deeds                                                          1.38%
Fourth Trust Deeds                                                         1.51%
                                                             -------------------
Total                                                                    100.00%

Mortgage Investments  by                Amount              Percent
Type of Property

Owner Occupied Homes                     $746,334.37            5.65%
Non-Owner Occupied Homes                1,691,015.81           12.80%
Apartments                                897,291.93            6.79%
Commercial                              9,874,544.31           74.76%
                                   ------------------      -----------

Total                                 $13,209,186.42          100.00%

* Footnotes on following page

     The following is a distribution of Mortgage Investments outstanding as of December 31, 1998 by Counties.

County                           Total Mortgage             Percent
                                   Investments

Stanislaus                          $2,939,082.26            22.25%
San Francisco                        1,971,467.60            14.93%
Alameda                              1,748,735.54            13.24%
Santa Clara                          1,679,961.01            12.72%
San Mateo                            1,051,446.21             7.96%
Solano                                 994,111.14             7.53%
Contra Costa                           850,970.56             6.44%
Monterey                               757,092.47             5.73%
Marin                                  714,617.48             5.41%
Sonoma                                 174,697.65             1.32%
Sacramento                             132,372.65             1.00%
Ventura                                 91,000.00             0.69%
Shasta                                  81,033.44             0.61%
Santa Cruz                              22,598.41             0.17%
                                ------------------       -----------

Total                              $13,209,186.42           100.00%

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

Statement of Condition of Mortgage Investments

Number of Mortgage Investments in Foreclosure                   -0-

     Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                      $4,910,183
                            2000                                       3,556,483
                            2001                                       1,794,692
                            2002                                       1,317,987
                            2003                                       1,209,761
                         Thereafter                                      420,080
                                                                 ===============
                                                                     $13,209,186
                                                                 ===============

     The scheduled maturities for 1999 include approximately $1,560,605 in twelve mortgage investments which are past maturity at December 31, 1998. Interest payments on most of these loans are current. $479,308 of these Mortgage Investments were categorized as delinquent over 90 days.

     Five mortgage investments with principal outstanding of $1,566,585 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $231,966 were considered impaired at December 31, 1998. That is interest accruals are no longer recorded thereon.

Item 3 - Legal Proceedings

     In the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect/recoup its investment from the real property secured by the deeds. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. Management anticipates that the ultimate result of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts. Also refer to a more precise discussion under Note 6 of the Financial Statements on Page 27 of this report.

Item 4 - Submission of matters to vote of Security Holders (Partners).

No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrant Units and Related Partnership Matters.

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

     Financial condition and results of operation for the Partnership for three years to December 31, 1998 were:

                                                             Balance Sheet
                                                                Assets

                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1998                 1997                 1996
                                                      --------------       --------------       --------------
Cash                                                       $461,544             $520,837             $755,089
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust        13,209,186           13,449,741           12,036,293
   Accrued interest and other fees                          442,350              427,952              264,495
   Advances on Mortgage Investments                          39,733               33,154               41,203
   Other receivables - Unsecured                            242,493              252,422              337,242
   Less allowance for losses                              (787,042)            (424,738)            (228,647)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                          397,396              687,139            1,468,345
Partnership Interest                                              0              346,017              242,394

                                                      --------------       --------------       --------------
                                                        $14,005,660          $15,292,524          $14,916,414
                                                      --------------       --------------       --------------


                                                   Liabilities and Partners Capital


                                                                          December 31,
                                                      ------------------------------------------------------

                                                               1998                1997                1996
                                                      --------------                          --------------
                                                                          --------------
Liabilities:
Note payable - Bank                                      $1,912,663          $2,341,816          $1,175,000
Accounts payable and accrued expenses                        12,547               1,845               1,472
Deferred Interest                                           131,743              69,316             154,598
                                                      --------------      --------------      --------------
                                                          2,056,953           2,412,977           1,331,070

Partners Capital:
  General Partners                                           11,978              11,978              11,978
  Limited Partners subject to redemption                 11,936,729          12,867,569          13,573,366
                                                      --------------      --------------      --------------
     Total Partners Capital                              11,948,707          12,879,547          13,585,344
                                                      --------------      --------------      --------------


                                                        $14,005,660         $15,292,524         $14,916,414
                                                      --------------      --------------      --------------


                                                          Statement of Income

Gross revenue                                            $1,657,728          $1,623,863           $1,580,500
Expenses                                                    811,157             796,984              721,401
                                                      --------------      --------------       --------------


Net Income                                                  846,571            $826,879             $859,099
                                                      --------------      --------------       --------------

Net income to General Partners (1%)                           8,466              $8,269               $8,591
                                                      ==============      ==============       ==============

Net Income to Limited Partners (99%)                        838,105            $818,610             $850,508
                                                      ==============      ==============       ==============


Net Income per $1,000 invested by Limited
 Partners for entire period:
   - where income is reinvested and compounded                  $67                 $61                  $60
                                                      ==============      ==============       ==============

   - where partner receives income in monthly
       distributions                                            $65                 $59                  $59
                                                      ==============      ==============       ==============

Net income in 1996 averaged at an annualized  yield of 6.02%. In 1997, the annualized  yield was 6.10% and in 1998 the annualized yield was 6.69%. Average annualized yield since inception through December 31, 1998, was 7.75%.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1998, Partners Capital totaled $11,948,707.

     At December 31, 1998, the Partnership Mortgage Investments outstanding totalled $13,209,186. This represents a decline of $240,555 from the 12/31/97 Mortgage Investments balance. This reduction in Mortgage Investments outstanding as of 12/31/98 was chiefly due to payments of cash withdrawals to the Limited Partners of $1,856,833, a reduction of Real Estate owned and a reduction in Partnership Interest of $289,743 and $ 346,017, respectively, a decrease in Note Payable-Bank of $429,153, reinvestment of earnings of $846,571 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments during 1998 was partially offset by withdrawals of income and capital by the Partners in the amount of $1,856,833 including early withdrawal penalties. Mortgage investment increased from $12,036,293 from 1996 to $13,449,741 in 1997, an increase of $1,413,448 chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owed (REO) during the twelve months, by increasing bank credit line borrowing to $2,341,816 as of December 31, 1997 from $1,175,000 as of December 31, 1996, by reinvesting of earnings of $419,231 and investment of cash. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The Partnership began funding Mortgage Investments on December 27, 1989, and as of December 31, 1998, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.75%.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next twelve months. As of December 31, 1998 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to a combined balance of $397,396. These accounts had combined balances of $1,033,156 and $1,710,739 for the years ended December 31, 1997 and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the coming new year, 1999, will be higher than the previous years.

     The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of December 31, 1998, it has borrowed $1,912,663. This line of credit expires on March 31, 1999. The Partnership has successfully negotiated for a replacement line of credit, effective January, 1999, with another institution for a limit of $3,500,000 at prime plus .25% (7.75% + .25% = 8%). This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of December 31, 1998, the Partnership is current with its interest payments on the line of credit. In 1995, the

     Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding from the previous year. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the years ended December 31, 1997 and 1998, interest paid was $198,316 and $170,867 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.

     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-one years. Mortgage Servicing Fees decreased from $97,267 in 1996, to $83,559 in 1997, primarily due to timing of receipt of payments from borrowers and actual payment of the Mortgage Servicing Fee. Mortgage Servicing Fees increased in 1998 to $128,493 from $83,559 in 1997 chiefly due to an increase during the 1998 year of the monthly loan service fee to 1/12% (1% per year). Asset Management Fees increased in 1998 from $0 in 1997 and $0 in 1996 to $16,141 in 1998. As for the two previous years, the General Partners waived this fee to the Partnership. All other expenses flucuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1998, there was no property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $419,437, $434,495 and $423,054 as provision for doubtful accounts for the years ended December 31, 1996, 1997 and 1998, respectively. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The provision for doubtful accounts was decreased by $11,441 to $423,054 in 1998. This decrease reflected reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

     The December 1998 issue of Western Economic Developments, published by the Federal Reserve Bank of San Francisco, said the following about the California economy:

     The pace of economic growth in California was solid in recent months, despite continued contraction in some major industries. Total payroll employment rose 3.2 percent on an annual basis in October and November. This is above the average growth rate for the first eleven months of 1998, but it is below the 3.8 percent pace from last year. Faced by declining export demand and rising import competition, durable goods manufacturers cut employment in November. Manufacturers of computers and electronic components have been particularly hard hit this year, and aerospace employment has contracted. However, the pace of job creation has remained strong in sectors other than manufacturing, and this has helped to lower the state unemployment rate to 5.7 percent in November.

     Californias  state and local  governments  have created new jobs at about a
2.5 percent annual pace this year, a pickup from prior years that is due in part to improved fiscal capacity. About 21,000 of the 29,000 jobs created this year were for educators at local schools.

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnerships lending activity.

     The Partnerships interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The investment is classified as Investment in Partnership in the Financial Statements. The Partnerships interest is invested with that of two other Partnerships. The Partnerships basis of $ 0, $346,017 and $242,394 for the years ended December 31, 1998, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential
subdivision,   (the   Development).   The  proposed   Development  had  gained
significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the propertys existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, and December 31, 1998, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $327,887, $399,379 and $456,358 respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, and 1998 to Limited Partners capital accounts and not withdrawn was $522,621, $419,231, and $381,747 respectively. As of December 31, 1996, December 31, 1997 and December 31, 1998, Limited Partners electing to withdraw earnings represented 36%, 44%, 53% and 54% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, and December 31, 1998, $412,798, $475,348 and $381,458 respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, and December 31, 1998, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, $318,902, $737,568 and $1,019,017 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year nine (1998) is shown hereunder: Years ended December 31,

                          1994                   1995                  1996                  1997                  1998
                  -------------         --------------        --------------        --------------       ---------------
Earnings              $263,206                270,760               336,341               399,379               456,358
Capital              *$340,011                184,157               722,536             1,212,916             1,400,475
                  =============         ==============        ==============        ==============       ===============
Total                 $603,217               $454,917            $1,058,877            $1,612,295            $1,856,833
                  =============         ==============        ==============        ==============       ===============

* These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions effected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant will begin after the 1998-year end. The investor servicing software Year 2000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corporation, is currently being tested to insure that modifications necessary to be made prior to Year 2000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2000 issues.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to effect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an affect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although not fully developed if all or any accounting, loan servicing and investor services conversions should fail the size and scope of the Partnerships activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry while correcting the systems, and are likely to be temporary in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership, shifting portions of daily operations to manual or outsourced systems may result in time delays. Time delays in providing accurate and pertinent information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partner, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnerships ability to conduct business. While the General Partner is attempting to identify such external parties, no assurance can be given that it will be able to do so. Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partner for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnerships results of operations would likely be adversely affected.

              Item 8 - Financial Statements and Supplementary Data

     Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:


Independent Auditors Report,
Balance Sheets - December 31, 1998, and December 31, 1997,
Statements of Income for the three years ended December 31, 1998, Statements of Changes in Partners Capital for the three years ended
           December 31, 1998,
Statements of Cash Flows for the three years ended December 31, 1998, Notes to Financial Statements - December 31, 1998.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                         (With Auditors Report Thereon)

                                PARODI & CROPPER
                          CERTIFIED PUBLIC ACCOUNTANTS
                       3658 Mount Diablo Blvd., Suite #205
                               Lafayette CA 94549
                                 (925) 284-3590




                           INDEPENDENT AUDITORS REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII

     We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1998 and 1997 and the statements of income, changes in partners capital and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 1998 and 1997, and the results of its operations and cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


                                                           /s/ Bruce Cropper
                                                           PARODI & CROPPER








Lafayette, California
March 3, 1999


                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                                            BALANCE SHEETS
                                                      DECEMBER 31, 1998 AND 1997

                                                                ASSETS
                                                                                1998                1997
                                                                            --------------      --------------

Cash                                                                             $461,544            $520,837
                                                                            --------------      --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                              13,209,186          13,449,741
  Accrued Interest on Mortgage Investments                                        442,350             427,952
  Advances on Mortgage Investments                                                 39,733              33,154
  Accounts receivables, unsecured                                                 242,493             252,422
                                                                            --------------      --------------
                                                                               13,933,762          14,163,269
  Less allowance for doubtful accounts                                            787,042             424,738
                                                                            --------------      --------------

                                                                               13,146,720          13,738,531
                                                                            --------------      --------------

Real estate owned, acquired through foreclosure, held for sale                    397,396             687,139
Investment in partnership                                                               0             346,017
                                                                            --------------      --------------

                                                                              $14,005,660         $15,292,524
                                                                            ==============      ==============

                                                   LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit                                          $1,912,663          $2,341,816
  Accounts payable and accrued expenses                                            12,547               1,845
  Deferred Interest                                                               131,743              69,316
                                                                            --------------      --------------
                                                                                2,056,953           2,412,977
                                                                            --------------      --------------

Partners Capital
  Limited partners capital, subject to redemption (Note 4E):
     Net of Formation Loan receivable of $253,387 and $341,275 for
         1998 and 1997, respectively                                           11,936,729          12,867,569

  General partners capital,                                                        11,978              11,978
                                                                            --------------      --------------

           Total Partners Capital                                              11,948,707          12,879,547
                                                                            --------------      --------------

           Total Liabilities and Partners Capital                             $14,005,660         $15,292,524
                                                                            ==============      ==============

See accompanying notes to financial statements.

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                                         STATEMENTS OF INCOME
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1998                1997              1996
                                                               -------------       -------------     --------------
Revenues:
  Interest on Mortgage Investments                               $1,625,573          $1,593,335         $1,527,450
  Interest on bank deposits                                           7,465               7,882             10,228
  Late charges                                                       13,632               8,598             17,266
  Other                                                              11,058              14,048             25,556
                                                               -------------       -------------     --------------
                                                               -------------       -------------     --------------
                                                                  1,657,728           1,623,863          1,580,500
                                                               -------------       -------------     --------------

Expenses:
  Mortgage servicing fees                                           128,493              83,559             97,267
  Interest on note payable - bank                                   170,867             198,316            127,454
  Clerical costs through Redwood Mortgage                            34,173              37,760             40,874
  Asset management fee                                               16,141                   0                  0
  Amortization of organization costs                                      0                   0                368
  Provision for doubtful accounts and losses
   on real estate acquired through foreclosure                      423,054             434,495            419,437
  Professional services                                              19,983              25,107             18,802
  Printing, supplies and postage                                     12,326              11,997             12,466
  Other                                                               6,120               5,750              4,733
                                                               -------------       -------------     --------------
                                                                    811,157             796,984            721,401
                                                               -------------       -------------     --------------


Net Income                                                         $846,571            $826,879           $859,099
                                                               =============       =============     ==============

Net income:  To General Partners(1%)                                 $8,466              $8,269             $8,591
                     To Limited Partners (99%)                      838,105             818,610            850,508
                                                               =============       =============     ==============
                                                                   $846,571            $826,879           $859,099
                                                               =============       =============     ==============

Net income per $1,000 invested by Limited
 Partners for entire period:
     -where income is reinvested and  compounded                        $67                 $61               $ 60
                                                               =============       =============     ==============

     -where partner receives income in monthly distributions            $65                 $59               $ 59
                                                               =============       =============     ==============



See accompanying notes to financial statements.


                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                           Account-          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995              $14,216,032           $(13,588)         $(517,051)       $13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners withdrawals                       (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners withdrawals                       (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569

Formation Loan collections                           0                   0             66,908            66,908
Net Income                                     838,105                   0                  0           838,105
Early withdrawal penalties                    (30,529)                   0             20,980           (9,549)
Partners withdrawals                       (1,826,304)                   0                  0       (1,826,304)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1998              $12,190,116                  $0         $(253,387)       $11,936,729
                                         ==============     ===============    ===============    ==============



See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                              STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                      $11,978                 $(137)          $11,841         $13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners withdrawals                               (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                      $11,978                     $0          $11,978         $13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners withdrawals                               (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              66,908
Net income                                           8,466                      0            8,466             846,571
Early withdrawal penalties                               0                      0                0             (9,549)
Partners withdrawals                               (8,466)                      0          (8,466)         (1,834,770)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1998                      $11,978                     $0          $11,978         $11,948,707
                                         ==================    ===================     ============    ================


See accompanying notes to financial statements

                                                    REDWOOD MORTGAGE INVESTORS VII
                                                  (A California Limited Partnership)
                                                       STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------

                                                                           1998               1997               1996
                                                                       --------------    ----------------    -------------
Cash flows from operating activities:
  Net income                                                                $846,571            $826,879         $859,099
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of organization costs                                             0                   0              368
    Provision for doubtful accounts                                          362,304             374,499          204,398
    Provision for losses on real estate held for sale                         60,750              59,996          215,039
    Early withdrawal penalty credited to income                              (9,549)            (12,593)         (11,682)
    (Increase) decrease in accrued interest & advances                      (20,977)           (155,408)          745,717
    Increase (decrease) in accounts payable and accrued expenses              10,702                 373                0
    (Increase) decrease in amount due from or to Redwood Mortgage                                      0                0
    Increase (decrease) in deferred interest on Mortgage Investments          62,427            (85,282)          154,598
                                                                       --------------    ----------------    -------------

      Net cash provided by operating activities                            1,312,228           1,008,464        2,167,537
                                                                       --------------    ----------------    -------------

Cash flows from investing activities:
    Principal collected on mortgage investments                            6,529,324           6,278,832        8,923,339
    Mortgage Investments made                                            (6,398,769)         (7,841,128)      (9,099,688)
    Additions to Real Estate held for sale                                   323,720           (202,645)        (147,733)
    Dispositions of Real Estate held for sale                               (55,532)             979,115          200,250
    Proceeds from Partnership                                                522,212                   0                0
    Investment in Partnership                                              (105,390)           (103,623)         (19,149)
    Proceeds from unsecured Accounts Receivable                                9,929                   0                0
                                                                       --------------    ----------------    -------------

      Net cash provided by (used in) investing activities                    825,494           (889,449)        (142,981)
                                                                       --------------    ----------------    -------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                             (429,153)           1,166,816        (825,000)
  Formation loan collections                                                  66,908              60,223           62,225
  Partners withdrawals                                                   (1,834,770)         (1,580,306)      (1,021,532)

                                                                       --------------    ----------------    -------------
      Net cash provided by (used in) financing activities                (2,197,015)           (353,267)      (1,784,307)
                                                                       --------------    ----------------    -------------

Net increase (decrease) in cash                                             (59,293)           (234,252)          240,249

Cash - beginning of period                                                   520,837             755,089          514,840
                                                                       --------------    ----------------    -------------

Cash - end of period                                                        $461,544            $520,837         $755,089
                                                                       ==============    ================    =============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the Partnership) is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At September 30, 1992, the offering had been closed with contributed capital totalling $11,998,359 for limited partners.

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1998, $660,982 including $124,123 in early withdrawal penalties, had been repaid leaving a balance of $253,387. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage, the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment, and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was substantially the valuation method previously used on impaired loans.

     At December 31, 1998, 1997 and 1996, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $38,634, $0 and $9,595, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of December 31, 1998, the average mortgage investment to appraised value of security at the time the loans were consummated was 61.18%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1998 and 1997:

                                            December 31,
                              -----------------------------------------------
                                   1998                            1997
                              ---------------                 ---------------

Costs of properties             $765,986                        $906,499
Reduction in value              (348,590)                       (219,360)
REO prior lien                   (20,000)                               0
                              ---------------                 ---------------
Fair value reflected in
financial statements            $397,396                        $687,139
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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1998 and 1997 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                               December 31,
                                 -----------------------------------------------
                                       1998                            1997
                                 ---------------                 ---------------

Impaired mortgage investments       $38,634                              $0
Unspecified mortgage investments    606,299                         284,738
Accounts receivable, unsecured      142,109                         140,000
                                 ---------------                 ---------------
                                   $787,042                        $424,738
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     For services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, loan brokerage commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, not an expense of the Partnership. Loan brokerage fees for 1998 and 1997 totalled $166,752 and $83,559, respectively.

B. Mortgage Servicing Fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located are paid to Redwood Mortgage Corp. Mortgage servicing fees of $128,493, $83,559 and $97,267 were incurred for years 1998, 1997 and 1996, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). Asset management fees were $16,141 during 1998. No management fees were incurred for either 1997 or 1996.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

The Partnership still REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1998 retains liability for the remediation of pesticide contamination effecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of December 31, 1998, the Partnership had recovered $70,805 in excess of its costs.

NOTE 6 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $242,493 at December 31, 1998. The Partnership is a defendant, along with numerous defendants including a developer, contractor and other lenders, in a lawsuit involving the Partnerships attempt to recover its investment in Real Estate acquired through foreclosure.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  has a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1998 and 1997 were $1,912,663, and $2,341,816, respectively, and the interest rate at December 31, 1998 was 8.25% (7.75% prime + .50%).

     The line of credit expired in 1998 but was formally extended to March 31, 1999. In 1999 a new line of credit has been secured with another institution. The new borrowing limit is $3,500,000 at prime +.25%. (7.75% + .25% = 8.00%)

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                                December 31,
                                    --------------------------------------------
                                       1998                           1997
                                    ----------------             ---------------

Net assets - Partner Capital
per financial statements              $11,948,707                   $12,879,547


Formation loan receivable                 253,387                       341,275
Allowance for doubtful accounts           787,042                       424,738
                                    ----------------             ---------------
Net assets tax basis                  $12,989,136                   $13,645,560
                                    ================             ===============
     In 1998, approximately 68% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their unrelated business income exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$13,209,186. The December 31, 1998 fair value of these investments of $13,278,844 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1998, there were 53 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                   53
Total Mortgage Investments outstanding                              $13,209,186

Average Mortgage Investment outstanding                                $249,230
Average Mortgage Investment as percent of total                            1.89%
Average Mortgage Investment as percent of Partners Capital                 2.09%

Largest Mortgage Investment outstanding                              $1,050,000
Largest Mortgage Investment as percent of total                            7.95%
Largest Mortgage Investment as percent of Partners Capital                 8.79%

Number of counties where security is located(all California)                 14

Largest  percentage of Mortgage  Investments  in one county               22.25%
Average Mortgage  Investment to appraised value of security
at time loan was consummated                                              61.18%

Number of Mortgage Investments in foreclosure                                -0-

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     The following categories of mortgage investments are pertinent at December 31, 1998 and 1997:

                                                December 31,
                                      ------------------------------------------
                                              1998                      1997
                                      -----------------          ---------------

First Trust Deeds                           $8,638,976               $6,810,113
Second Trust Deeds                           4,188,401                5,719,369
Third Trust Deeds                              181,808                  720,258
Fourth Trust Deeds                             200,001                  200,001
                                      -----------------          ---------------
  Total mortgage investments                13,209,186               13,449,741
Prior liens due other lenders               12,728,867               17,951,579
                                      -----------------          ---------------
  Total debt                               $25,938,053              $31,401,320
                                      =================          ===============

Appraised property value at time           $42,393,561              $52,077,885
  of loan                             =================          ===============

Total investments as a percent of
appraisals                                       61.18%                   60.30%
                                      =================          ===============


Investments by Type of Property
Owner occupied homes                          $746,334               $1,104,742
Non-Owner occupied homes                     1,691,016                1,464,596
Apartments                                     897,292                1,666,916
Commercial                                   9,874,544                9,213,487
                                      =================          ===============
                                           $13,209,186              $13,449,741
                                      =================          ===============

     Scheduled maturity dates of mortgage investments as of December 31, 1998 are as follows:

                  Year Ending
                  December 31,
               -------------------

                     1999                                         $4,910,183
                     2000                                          3,556,483
                     2001                                          1,794,692
                     2002                                          1,317,987
                     2003                                          1,209,761
                  Thereafter                                         420,080
                                                            =================
                                                                 $13,209,186
                                                            =================

     The scheduled maturities for 1999 include approximately $1,560,605 in twelve mortgage investments which are past maturity at December 31, 1998. Interest payments on most of these loans are current. $479,308 of these Mortgage Investments were categorized as delinquent over 90 days.

     Five mortgage investments with principal outstanding of $1,566,585 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $231,966 were considered impaired at December 31, 1998. That is interest accruals are no longer recorded thereon.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     The cash balance at December 31, 1998 of $461,544 were in three banks with an interest bearing balance totalling $244,294. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $165,573. The Partnerships main bank is the same financial institution that has provided the Partnership with the $3,000,000 limit line of credit. At December 31, 1998, draw down against this facility was $1,912,663. As and when deposits in the Partnerships bank accounts increase significantly beyond the insured limit, the funds are either placed on new Mortgage Investments or used to pay-down on the line of credit balance.


         SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
          PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03


Column A                    Column B               Column C            Column D                   Column E
Name of Debtor              Balance Beginning      Additions                  Deductions          Balance at end of period
                            of period 12/31/97                          (1)            (2)           (1)           (2)
                                                                      Amounts        Amounts       Current     Not Current
                                                                     collected     written off                    12/31/98
Redwood Mortgage            $341,275                 $0.00            $66,908        $20,980*       $0.00         $253,387



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



                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    REDWOOD MORTGAGE INVESTORS VII


Column A              Column B                     Column C                Column D           Column E
Description           Balance at                   Additions               Deductions         Balance at
                                      ------------------------------------
                      beginning of           (1)                (2)          Describe         End of Period
                      of period       Charged to         Charged to                 *
                                      Costs & Expenses   Other accounts -
                                                         Describe
Year Ended
12/31/98
Deducted from
Asset accounts:

Allowance for
Doubtful accts         $424,738         $362,304                  $0                   $0         $787,042
Cumulative
write-down of
Real Estate held
for sale (REO)         $219,360           $60,750                 $0            $(68,480)         $348,590
                      --------------- ------------------ ------------------- ---------------- ----------------

Total                  $644,098        $423,054                   $0            $(68,480)      $1,135,632
                      ============== =================== =================== ================ ================


(*) represents net loss or net (gain) on Mortgage Investments and real estate held for sale.


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
                                                             During the Period     During the Period   the period


Year-Ended 12/31/98       $1,912,663           8.99%              $2,662,663           $1,899,987            8.99%




SCHEDULE XII

                                                 MORTGAGE INVESTMENTS ON REAL ESTATE.
                                               RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A    Col. B   Col. C    Col. D      Col. E         Col. F          Col. G            Col. H       Col. I      Col. J
Descp.    Interest Final     Periodic    Prior Liens    Face Amt. of    Carrying       Principal      Type of      Geographic
          Rate     Maturity  Payment                    Mortgage        amount of      amt of             Lien         County
                   Date      Terms                      Investments     Mortgage       Mortgage                      Location
                                                        (original       Investments    Investments
                                                        amount)                        subject to
                                                                                       Delinq.
                                                                                       Prin. or
                                                                                       Interest
========= ======== ========= =========== ============== =============== ============== ============== ========= ==============

Res         13.75  10/01/96      916.67     369,163.00       80,000.00      80,000.00           0.00   2nd Mtg      San Mateo
Res         13.75  10/01/96      988.28           0.00       86,250.00      86,250.00           0.00   1st Mtg    Santa Clara
Res         12.50  02/01/07      369.76           0.00       30,000.00      22,598.41           0.00   1st Mtg     Santa Cruz
Res         10.00  04/17/97      132.08     126,800.00       15,850.00      15,774.68           0.00   2nd Mtg         Sonoma
Comm        10.00  08/06/02      400.63      17,382.00       46,803.50      43,409.17           0.00   2nd Mtg        Alameda
Comm        14.50  01/01/00    4,926.06     354,077.00      400,002.40     400,002.42           0.00   2nd Mtg   Contra Costa
Res         12.00  01/10/04      150.00     208,000.00       15,000.00       6,773.07           0.00   2nd Mtg      San Mateo
Apts         6.50  05/01/06      540.83      89,904.00       75,000.00      96,716.11       8,112.45   2nd Mtg     Sacramento
Res         12.75  07/01/08      370.90     236,164.00       29,700.00      24,529.12           0.00   2nd Mtg      San Mateo
Res         13.50  09/01/08    1,647.07     106,044.00      126,861.90     107,422.56           0.00   2nd Mtg   Contra Costa
Comm        12.00  09/01/03      848.61           0.00       82,500.00      80,397.94           0.00   lst Mtg        Alameda
Comm        10.00  09/01/03    1,167.00           0.00      133,000.00     122,189.51           0.00   lst Mtg      San Mateo
Comm        12.00  11/01/98    2,057.23       5,635.00      200,000.00      35,656.54           0.00   2nd Mtg     Sacramento
Res          8.00  05/01/09      753.50           0.00       81,825.00      64,886.89           0.00   lst Mtg        Alameda
Comm        10.00  12/01/98      647.21           0.00       73,750.00      72,766.69       3,883.26   lst Mtg     Stanislaus
Comm        14.00  01/01/00    2,760.29     891,453.00      200,001.20     200,001.20           0.00   4th Mtg   Contra Costa
Comm        10.00  12/01/98    3,619.98           0.00      412,500.00     406,541.72      18,099.90   lst Mtg        Alameda
Comm         7.00  12/01/03      575.74     281,250.00       49,586.38      40,560.78       2,878.70   2nd Mtg        Alameda
Comm        12.00  02/01/99    3,420.76           0.00      335,638.30     335,638.30           0.00   1st Mtg    Santa Clara
Land        12.00  07/01/96    1,352.50     679,258.00       13,250.00     135,250.00           0.00   3rd Mtg         Sonoma
Land        13.75  12/20/98    7,366.08     338,793.00      757,144.25     232,315.57      14,732.16   2nd Mtg     Stanislaus
Apts         7.00  02/10/05      234.06      80,250.00       40,125.00      40,125.00           0.00   2nd Mtg  San Francisco
Apts        11.50  04/01/05      453.88           0.00      550,000.00      45,833.34           0.00   1st Mtg  San Francisco
Comm         9.00  05/10/02      670.52           0.00       83,333.33      81,033.44           0.00   lst Mtg         Shasta
Res          8.00  09/27/00      530.79     106,333.00       79,619.05      77,679.33           0.00   2nd Mtg       Monterey
Comm        12.00  12/31/01   10,106.91   5,492,794.00      955,000.00   1,010,691.25           0.00   2nd Mtg    Santa Clara
Land        14.00  02/01/97    3,822.50           0.00      382,250.00     235,381.46           0.00   lst Mtg    Santa Clara
Res          8.00  09/18/03       87.56           0.00       11,932.83      11,688.87           0.00   1st Mtg         Sonoma
Res          8.00  09/30/03       89.71           0.00       12,225.92      11,984.10           0.00   lst Mtg         Sonoma
Comm        12.00  02/01/99      124.00     312,000.00       12,000.00      12,000.00           0.00   2nd Mtg    Santa Clara
Res         13.00  12/01/99      704.17           0.00       65,000.00      65,000.00         248.00   1st Mtg        Ventura
Res         13.00  12/01/99      140.83           0.00       65,000.00      13,000.00           0.00   lst Mtg        Ventura
Res         13.00  12/01/99      140.83           0.00       65,000.00      13,000.00           0.00   lst Mtg        Ventura
Res         14.00  01/01/98    1,983.34           0.00      340,000.00     170,000.00           0.00   lst Mtg        Alameda
Land        12.00  01/01/00    9,500.00      89,692.00      950,000.00     950,000.00      28,500.00   2nd Mtg     Stanislaus
Land        12.00  05/01/99    2,354.00           0.00      235,400.00     235,400.00           0.00   lst Mtg      San Mateo
Comm         7.00  07/01/02    1,131.11           0.00      146,666.66     143,544.38           0.00   lst Mtg   Contra Costa
Comm        12.00  07/01/02   10,500.00           0.00    1,350,000.00   1,050,000.00           0.00   lst Mtg  San Francisco
Res         12.00  01/01/99    6,726.86     250,668.00      700,000.00     679,413.14           0.00   2nd Mtg       Monterey
Res          9.00  09/01/07      154.77      61,645.00       12,217.98      11,196.31           0.00   2nd Mtg      San Mateo
Land        12.00  05/01/99      460.00     235,400.00       46,000.00      46,000.00           0.00   2nd Mtg      San Mateo
Res         12.00  05/01/99    5,773.22           0.00    1,225,000.00     601,484.36           0.00   lst Mtg  San Francisco
Comm        12.00  01/01/03    9,736.79           0.00    1,075,000.00     942,939.04           0.00   lst Mtg        Alameda
Land        11.50  09/01/99    3,833.33           0.00      400,000.00     400,000.00           0.00   lst Mtg     Stanislaus
Land        12.00  03/01/00    4,788.00           0.00      478,800.00     478,800.00           0.00   lst Mtg      San Mateo
Land        11.00  07/01/99    2,216.74   2,074,689.00      400,000.00     234,024.90           0.00   2nd Mtg  San Francisco


Col. A    Col. B   Col. C    Col. D      Col. E         Col. F          Col. G            Col. H       Col. I      Col. J
Descp.    Interest Final     Periodic    Prior Liens    Face Amt. of    Carrying       Principal      Type of      Geographic
          Rate     Maturity  Payment                    Mortgage        amount of      amount of          Lien         County
                   Date      Terms                      Investments     Mortgage       Mortgage                      Location
                                                        (original       Investments    Investments
                                                        amount)                        subject to
                                                                                       Delinq.
                                                                                       Principal or
                                                                                       Interest
========= ======== ========= =========== ============== =============== ============== ============== ========= ==============

Apts        12.00  08/01/99    7,010.66           0.00      725,000.00     714,617.48           0.00   lst Mtg          Marin
Comm        11.50  12/05/01    4,791.67           0.00      500,000.00     500,000.00           0.00   lst Mtg     Stanislaus
Land        13.00  10/01/00   10,291.67           0.00      950,000.00     950,000.00           0.00   lst Mtg         Solano
Res         11.00  10/01/01    2,603.33           0.00      284,000.00     284,000.00           0.00   lst Mtg     Stanislaus
Land        11.50  02/01/00    4,791.67           0.00      500,000.00     500,000.00           0.00   lst Mtg     Stanislaus
Res         10.00  08/01/97      388.67     309,872.00       45,000.00      46,558.20           0.00   3rd Mtg      San Mateo
Res         15.25  04/01/95      588.29      11,601.00       45,800.00      44,111.14           0.00   2nd Mtg         Solano
                            ------------ -------------- --------------- -------------- --------------
                            $141,741.06  $12,728,867.00 $15,975,033.70  $13,209,186.42    $76,454.47

Notes:
         Mortgage Investments  classified as impaired Mortgage  Investments had principal balances totalling $231,966 at
         December 31, 1998.  Impaired  Mortgage  Investments are defined as Mortgage  Investments  where the costs of related balances  exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon.

         Amounts  reflected  in column G  (carrying  amount of  Mortgage Investments) represents both costs and the tax basis of the
         Mortgage Investments.

Schedule XII

Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                                             Year ended December 31,
                                            ----------------------------------------------------------

                                                 1998                  1997                 1996
                                            ---------------       ---------------       --------------

Balance at beginning of year                   $13,449,741           $12,036,293          $12,382,641
                                            ---------------       ---------------       --------------
Additions during period:
New Mortgage Investments                         6,398,769             7,841,128            9,099,688
Other                                                    0                     0                    0
                                            ---------------       ---------------       --------------
                  Total Additions                6,398,769             7,841,128            9,099,688
                                            ---------------       ---------------       --------------


Deduction during period:
Collections of principal                         6,529,324             6,278,832            8,923,339
Foreclosures                                       110,000               148,848              492,697
Cost of Mortgage Investments sold                        0                     0                    0
Amortization of Premium                                  0                     0                    0
Other                                                    0                     0               30,000
                                            ---------------       ---------------       --------------
                  Total Deductions               6,639,324             6,427,680            9,446,036
                                            ---------------
                                                                  ---------------       --------------

Balance at close of year                       $13,209,186           $13,449,741          $12,036,293
                                            ===============       ===============       ==============

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1998. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving          Description of Compensation and                 Amount
Compensation              Services Rendered
------------------------- ----------------------------------------- ------------

I. Redwood Mortgage       Mortgage Servicing Fee for servicing
                          Mortgage Investments                          $128,493

General Partners &/or
Affiliate                 Asset Management Fee for managing assets       $16,141

General Partners          1% interest in profits                          $8,466


II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage         Mortgage Brokerage Commissions for services in
                         connection with the review, selection, evaluation,
                         negotiation, and extension of the Mortgage Investments
                         paid by the borrowers and not by the
                         Partnership                                    $166,752


Redwood Mortgage         Processing and Escrow Fees for services in
                         connection with notary, document preparation,
                         credit investigation, and escrow fees payable by
                         the borrowers and not by the Partnership         $3,383


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                     $34,173

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

     Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

     Also refer to the Prospectus dated October 20, 1989 (incorporated herein by reference) on page 12 Compensation of General Partners and Affiliates and page 14 Conflicts of Interes.




                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

3.  Exhibits.

Exhibit No.     Description of Exhibits
------------    --------------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 23rd day of March, 1999.


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


By:      /S/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /S/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /S/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 23rd day of March, 1999.


Signature                                  Title                      Date


/S/ D. Russell Burwell
---------------------------------
D. Russell Burwell                      General Partner           March 23, 1999


/S/ Michael R. Burwell
---------------------------------
Michael R. Burwell                      General Partner           March 23, 1999



/S/ D. Russell Burwell
---------------------------------
D. Russell Burwell               President of Gymno Corporation,  March 23, 1999
                                 (Principal Executive Officer);
                                 Director of Gymno Corporation


/S/ Michael R. Burwell
---------------------------------
Michael R. Burwell               Secretary/Treasurer of Gymno     March 23, 1999
                                 Corporation (Principal Financial
                                 and Accounting Officer);
                                 Director of Gymno Corporation