Form 10-Q
period 1999-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 1999-05-11
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                               March 31, 1999
--------------------------------------------------------------------------------
Commission file number                            33-30427
--------------------------------------------------------------------------------

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

YES              XX                                    NO
--------------------------------------------------------------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                     NO                       NOT APPLICABLE     X
   ---------------      ---------------                        -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) and
                           MARCH 31, 1999 (unaudited)

                                     ASSETS

                                                Mar 31, 1999       Dec 31, 1998
                                                 (unaudited)         (audited)
                                               ---------------   ---------------

Cash                                                $380,697           $461,544
                                               ---------------   ---------------

Accounts receivable:
  Mortgage Investments, secured by deeds
      of trust                                    14,745,001         13,209,186
  Accrued Interest on Mortgage Investments           327,616            442,350
  Advances on Mortgage Investments                    49,662             39,733
  Accounts receivables, unsecured                    243,240            242,493
                                               ---------------   ---------------
                                                  15,365,519         13,933,762

  Less allowance for doubtful accounts               868,573            787,042
                                               ---------------   ---------------
                                                  14,496,946         13,146,720
                                               ---------------   ---------------

Real estate owned, acquired through foreclosure,
    held for sale                                    363,112            397,396
                                               ---------------   ---------------
                                                 $15,240,755        $14,005,660
                                               ===============    ==============

                        LIABILITIES AND PARTNERS CAPITAL


Liabilities:
  Notes payable - bank line of credit             $3,500,000         $1,912,663
  Accounts payable and accrued expenses               19,721             12,547
  Deferred Interest                                        0            131,743
                                                --------------    --------------
                                                   3,519,721          2,056,953
                                                --------------    --------------

Partners Capital
  Limited partners capital, subject to redemption (Note 4E):
     Net of formation loan receivable of
       $235,663 and $253,387 for 1999,
       and 1998, respectively                     11,709,056         11,936,729
  General partners capital                            11,978             11,978
                                                --------------    --------------

           Total Partners Capital                 11,721,034         11,948,707
                                                --------------    --------------

           Total Liabilities and Partners
            Capital                              $15,240,755        $14,005,660
                                                ==============    ==============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998 (unaudited)

                                             3 months ended       3 months ended
                                              Mar. 31, 1999        Mar. 31, 1998
                                                (unaudited)          (unaudited)

Revenues:
    Interest on Mortgage Investments               $416,849             $386,870
    Interest on bank deposits                           858                2,196
    Late charges                                        645                  564
    Other                                             2,001                2,970
                                              --------------       -------------
                                                    420,353              392,600
                                              --------------       -------------


Expenses:
    Interest on note payable - bank                  47,227               52,446
    Clerical costs through Redwood Mortgage
       Corp.                                          7,967                8,794
    Mortgage Servicing Fees                          31,563               26,413
    General Partner asset management fees             3,827                4,145
    Provision for doubtful accounts and losses
      on real estate acquired through foreclosure    81,531               73,398
 .
    Professional Services                            20,933               16,942
    Printing, supplies and postage                    3,464                2,898
    Other                                             3,296                3,908
                                              --------------       -------------
                                                    199,808              188,944
                                              --------------       -------------

Net income                                         $220,545             $203,656
                                              ==============       =============

Net income:  to General Partners (1%)                $2,205               $2,036
Net income:  to Limited Partners (99%)              218,340              201,620
                                              --------------       =============
                                                   $220,545             $203,656
                                              ==============       =============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded        $17.93               $15.28
                                              --------------       -------------
  - where partner receives income in monthly         $17.83               $15.20
distributions
                                              --------------       -------------



See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                 THE THREE MONTHS ENDED MARCH 31, 1999 (unaudited)


                                                                     PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995              $14,216,032           $(13,588)         $(517,051)       $13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners withdrawals                       (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         $(429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners withdrawals                       (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         $(341,275)       $12,867,569

Formation Loan collections                           0                   0             66,908            66,908
Net Income                                     838,105                   0                  0           838,105
Early withdrawal penalties                    (30,529)                   0             20,980           (9,549)
Partners withdrawals                       (1,826,304)                   0                  0       (1,826,304)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1998              $12,190,116                  $0         $(253,387)       $11,936,729

Formation Loan collections                           0                   0             14,648            14,648
Net Income                                     218,340                   0                  0           218,340
Early withdrawal penalties                     (4,477)                   0              3,076           (1,401)
Partners withdrawals                         (459,260)                   0                  0         (459,260)
                                         --------------     ---------------    ---------------    --------------

Balances at March 31, 1999                 $11,944,719                  $0         ($235,663)       $11,709,056
                                         ==============     ===============    ===============    ==============







See accompanying notes to financial statements

                                    REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                 THE THREE MONTHS ENDED MARCH 31, 1999 (unaudited)


                                                                       PARTNERS CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                      $11,978                 $(137)          $11,841         $13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners withdrawals                               (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                      $11,978                     $0          $11,978         $13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners withdrawals                               (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              66,908
Net income                                           8,466                      0            8,466             846,571
Early withdrawal penalties                               0                      0                0             (9,549)
Partners withdrawals                               (8,466)                      0          (8,466)         (1,834,770)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1998                      $11,978                     $0          $11,978         $11,948,707

Formation Loan collections                               0                      0                0              14,648
Net  income                                          2,205                      0            2,205             220,545
Early withdrawal penalties                               0                      0                0             (1,401)
Partners withdrawals                               (2,205)                      0          (2,205)           (461,465)
                                         ------------------    -------------------     ------------    ----------------

Balances at March 31, 1999                         $11,978                     $0          $11,978         $11,721,034
                                         ==================    ===================     ============    ================

See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited)

                                                3 months ended    3 months ended
                                                  Mar 31, 1999      Mar 31, 1998
Cash flows from operating activities:              (unaudited)       (unaudited)
                                              ----------------- ----------------
  Net income
  Adjustments to reconcile net income to net
      cash provided by operating activities:         $220,545           $203,656
    Provision for doubtful accounts                    81,531             73,398
    Provision for losses on real estate held for sale       0                  0
    Early withdrawal penalty credited to income       (1,401)            (2,399)
    (Increase) decrease in accrued interest &
       advances                                       104,805            126,097
    Increase (decrease) in accounts payable and
    accrued expenses                                    7,174                  0
    Increase (decrease) in deferred interest on
        Mortgage Investments                        (131,743)           (69,316)

      Net cash provided by operating activities       280,911            331,436
                                              ----------------- ----------------

Cash flows from investing activities:
    Principal collected on mortgage investments       942,300            536,021
    Mortgage Investments made                     (2,478,115)        (1,123,177)
    Additions to Real Estate held for sale            (2,456)            (3,785)
    Dispositions of real estate held for sale          35,993             47,411
    Investment in partnership                               0            (7,138)
                                              ----------------- ----------------

    Net cash provided by (used in) investing
       activities                                 (1,502,278)          (550,668)
Cash flows from financing activities:
  Increase in note payable-bank                     1,587,337            240,847
  Formation loan collections                           14,648             21,972
  Partners withdrawals                              (461,465)          (421,054)
                                              ----------------- ----------------

      Net cash provided by (used in) financing
         activities                                 1,140,520          (158,235)
                                              ----------------- ----------------

Net increase (decrease) in cash                      (80,847)          (377,467)

Cash - beginning of period                            461,544            520,837
                                              ----------------- ----------------

Cash - end of period                                 $380,697           $143,370
                                              ================= ================

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp., an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 Limited Partner contributions (7.62%). Through March 31, 1999,
$678,706 including $127,199 in early withdrawal penalties, had been repaid leaving a balance of $235,663. The Formation Loan, which is due from an affiliate of the General Partners, has been deducted from Limited Partners capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

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

     At March 31, 1999 and at December 31, 1998, and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $38,634, $38,634, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of March 31, 1999, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 63.06%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31,1999, and December 31, 1998, 1997:

                                March 31,       December 31,        December 31,
                                  1999               1998               1997
                             --------------   ---------------   ----------------

Costs of properties               $630,544          $765,986           $906,499
Reduction in value               (267,432)         (348,590)          (219,360)
REO prior lien                           0          (20,000)                  0
                             --------------    ---------------  ----------------

Fair value reflected in
  financial statements            $363,112          $397,396           $687,139
                             ==============    ===============  ================

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, unspecified mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 1999, and December 31, 1998, and 1997 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

                                    March 31,      December 31,     December 31,
                                      1999             1998             1997
                                  ------------    -------------    -------------

Impaired Mortgage Investments         $38,634          $38,634               $0
Unspecified Mortgage Investments      687,830          606,299          284,738
Accounts receivable, unsecured        142,109          142,109          140,000
                                  ============    ==============    ============
                                     $868,573         $787,042         $424,738
                                  ============    ==============    ============

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and thus, not an expense of the Partnership.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $31,563, $83,559, and $97,267 were incurred for three months through March 31, 1999 and for years 1998 and 1997, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnerships Mortgage Investment portfolio and operations of up to 1/32 of 1% of the net asset value (3/8 of 1% annual). No management fees were incurred for year 1997. For three months through March 31, 1999, and for the year ended December 31, 1998, management fees of $3,827 and $16,141, respectively, were paid to the General Partners.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

     F. Operating Expenses The General Partners or their affiliate (Redwood Mortgage Corp.) are reimbursed by the Partnership for all operating expenses actually  incurred  by them on  behalf  of the  Partnership,  including  without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and legal fees and expenses, postage and preparation of reports to Limited Partners. Such reimbursements are reflected as expenses in the Statements of Income.

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

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had accrued as of March 31, 1999. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given,

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnerships interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnerships interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnerships attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of December 31, 1998, the Partnership had recovered $70,805 in excess of its costs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $243,240 at March 31, 1999. Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1998, and December 31, 1997 were $2,341,816, and $1,175,000 respectively, and the interest rate was 9.00% (8.50% prime + .50%). This line of credit expired in December, 1998, but was formally extended to March 31, 1999. In 1999 a new line of credit was secured with another institution. The new borrowing limit is $3,500,000, at prime, plus .25% (7.75% +
 .25% = 8.00%). The balance outstanding as of March 31, 1999 is $3,500,000.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners Capital) reflected in the financial statements to the tax basis of those net assets:

                                        March 31,       Dec. 31          Dec. 31
                                          1999            1998             1997
                                      ------------   ------------    -----------

Net assets - Partners Capital per
 financial statements                  $11,721,034    $11,948,707    $12,879,547
Formation Loan receivable                  235,663        253,387        341,275
Allowance for doubtful accounts            868,573        787,042        424,738
                                      =============  =============   ===========
Net assets tax basis                   $12,825,270    $12,989,136    $13,645,560
                                      =============  =============   ===========

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

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $14,745,001. The March 31, 1999, fair value of these investments of $14,224,031 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At March 31, 1999, there were 52 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    52
Total Mortgage Investments outstanding                               $14,745,001

Average Mortgage Investment outstanding                                 $283,558
Average Mortgage Investment as percent of total                            1.92%
Average Mortgage Investment as percent of Partners Capital                 2.42%

Largest Mortgage Investment outstanding                               $1,600,000
Largest Mortgage Investment as percent of total                           10.85%
Largest Mortgage Investment as percent of Partners Capital                13.65%

Number of counties where security is located(all California)                  14

Largest percentage of Mortgage Investments in one county                  18.15%
Average Mortgage Investment to appraised value of security at time
Mortgage Investment was consummated                                       63.06%

Number of Mortgage Investments in foreclosure                                  0

     The following categories of mortgage investments are pertinent at March 31, 1999, and December 31, 1998, 1997:

                                   March 31        December 31       December 31
                               -------------     -------------     -------------
                                    1999              1998               1997
                               -------------     -------------     -------------

First Trust Deeds                 $8,649,103        $8,638,976        $6,810,113
Second Trust Deeds                 5,565,763         4,188,401         5,719,369
Third Trust Deeds                    330,134           181,808           720,258
Fourth Trust Deeds                   200,001           200,001           200,001
                               -------------     --------------    -------------
  Total mortgage investments      14,745,001        13,209,186        13,449,741
Prior liens due other lenders     15,116,132        12,728,867        17,951,579
                               -------------     --------------    =============
  Total debt                     $29,861,133       $25,938,053       $31,401,320
                               =============     ==============    =============

Appraised property value
  at time of loan                $47,356,649       $42,393,561       $52,077,885
                               =============     ==============    =============
Total investments as a percent
  of appraisals                       63.06%            61.18%            60.30%
                               =============     ==============    =============

Investments by Type of Property

Owner occupied homes                $573,999          $746,334        $1,104,742
Non-Owner occupied homes           1,934,597         1,691,016         1,464,596
Apartments                           907,674           897,292         1,666,916
Commercial                        11,328,731         9,874,544         9,213,487
                               =============     ==============    =============
                                 $14,745,001       $13,209,186       $13,449,741
                               =============     ==============    =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                           MARCH 31, 1999 (unaudited)

     Scheduled maturity dates of mortgage investments as of March 31, 1999, are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                      $4,208,377
                            2000                                       4,380,175
                            2001                                       3,027,117
                            2002                                       1,609,893
                            2003                                       1,183,850
                         Thereafter                                      335,589
                                                                 ===============
                                                                     $14,745,001
                                                                 ===============

     The scheduled maturities for 1999 include approximately $1,493,030 in ten mortgage investments which are past maturity at March 31, 1999. Interest payment on most of these Mortgage Investments are current.

     Six Mortgage Investments with principal outstanding of $1,798,901 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $231,966 were considered impaired at March 31, 1999. That is interest accruals are no longer recorded thereon.

     The cash balance at March 31, 1999 of $380,697 was in three banks with interest bearing balances totalling $193,494. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $170,229.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 1999, Partners Capital totaled $11,721,034.

     At March 31, 1999, the Partnership Mortgage Investments outstanding totalled $14,745,001. This represents an increase of $1,535,815 from the 12/31/98 Mortgage Investments balance. This increase in Mortgage Investments outstanding as of 3/31/99 was chiefly due to an increase in Note Payable-Bank of $1,587,337, reinvestment of earnings of $99,469, reduction in real estate owned by $34,284 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments during three months through March 31, 1999, was partially offset by withdrawals of income and capital by the Partners in the amount of $463,737 including early withdrawal penalties. Mortgage Investments increased from $12,036,293 from 1996 to $13,449,741 in 1997, an increase of $1,413,448 chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owed (REO) during the twelve months, by increasing bank credit line borrowing to $2,341,816 as of December 31, 1997 from $1,175,000 as of December 31, 1996, by reinvesting of earnings of $419,231 and investment of cash. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The Partnership began funding Mortgage Investments on December 27, 1989, and as of December 31, 1998, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.75%.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next twelve months. As of March 31, 1999 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to $363,112 and $0, respectively. These accounts had combined balances of $397,396, $1,033,156 and $1,710,739 for the years ended December 31, 1998 and 1997, and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the coming new year, 1999, will be higher than the previous year.

     The Partnership had a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of December 31, 1998, it has borrowed $1,912,663. This line of credit expired on March 31, 1999. The Partnership has successfully negotiated for a replacement line of credit, effective January, 1999, with another institution for a limit of $3,500,000 at prime plus .25% (7.75% + .25% = 8%). This facility could increase as the Partnership capital increases. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of March 31, 1999, the Partnership is current with its interest payments on the line of credit. In 1995, the Partnership incurred $163,361 of interest on note payables reflecting a small increase in the overall average credit balance outstanding from the previous year. The Partnership still maintained a positive spread between the cost of borrowing the funds and the interest earned in lending the funds. In 1996, interest payments decreased to $127,454 reflecting the Partnerships overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the years ended December 31, 1997 and 1998, interest paid was $198,316 and $170,867 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.


     The Partnerships income and expenses, accruals and delinquencies are within the normal range of the General Partners expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage Servicing Fees decreased from $97,267 in 1996, to $83,559 in 1997, primarily due to timing of receipt of payments from borrowers and actual payment of the Mortgage Servicing Fee. Mortgage Servicing Fees increased in 1998 to $128,493 from $83,559 in 1997 chiefly due to an increase during the 1998 year of the monthly loan service fee to 1/12% (1% per year). For three months through March 31, 1999, Mortgage Servicing Fees incurred were $31,563. Asset Management Fees increased from $0 in 1997 and $0 in 1996 to $16,141 in 1998. Asset Management Fees for the quarter under review was $3,827. As for the two previous years, the General Partners waived this fee to the Partnership. All other expenses flucuated in a very close range except for Interest on Note Payable -
bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower
foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 1999, there was no property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $419,437, $434,495 and $423,054 as provision for doubtful accounts for the years ended
December 31, 1996, 1997 and 1998, respectively. During three months through March 31, 1999, the Partnership provided $81,531 for doubtful accounts. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990s netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The provision for doubtful accounts was decreased by $11,441 to $423,054 in 1998. This decrease reflected reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

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

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and three months through March 31, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $327,887, $399,379, $456,358 and $118,871, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and three months through March 31, 1999, to Limited Partners capital accounts and not withdrawn was $522,621, $419,231, $381,747 and $99,469, respectively. As of December 31, 1996, December 31, 1997, December 31, 1998 and three months through March 31, 1999, Limited Partners electing to withdraw earnings represented 36%, 44%, 53%, 54% and 56% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and three months through March 31, 1999, $412,798, $475,348, $381,458 and $55,801, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and March 31, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and three months through March 31, 1999, $318,902, $737,568, $1,019,017 and $289,064, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year nine (1998), and three months through March 31, 1999, is shown hereunder: Years ended December 31,

                      1994                  1995                  1996
                  -------------         --------------        --------------
Earnings              $263,206                270,760               336,341
Capital*              $340,011                184,157               722,536
                  -------------         ==============        ==============
Total                 $603,217               $454,917            $1,058,877
                                        ==============        ==============
                  =============         --------------        --------------



                      1997                  1998                   3 months
                                                               thru 3/31/99
                  -------------         --------------        --------------
Earnings               399,379                456,358               118,872
Capital*             1,212,916              1,400,475               344,865
                  -------------         --------------        --------------
Total               $1,612,295             $1,856,833              $463,737
                  =============         ==============        ==============

* These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. This assessment is not yet fully complete. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions effected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing have already confirmed compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant will begin during the second quarter of 1999. The investor servicing software Year 2000 compliance is still under assessment. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance to be provided by the vendor. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corporation, is currently being tested to insure that modifications necessary to be made prior to Year 2000 can be accomplished. At this juncture, existing hardware appears to be substantially compliant with Year 2000 issues.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months period ended March 31, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving     Description of Compensation and Services Rendered    Amount
Compensation
----------------     -------------------------------------------------   -------

I.Redwood Mortgage   Mortgage Servicing Fee for servicing
  Corp.                Mortgage Investments..............................$31,563

General Partners
&/or Affiliate       Asset Management Fee for managing assets.............$3,827


General Partners     1% interest in  profits..............................$2,205


     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage     Mortgage  Brokerage  Commissions  for  services in
Corp.                connection    with    the    review,    selection,
                     evaluation,  negotiation,  and  extension  of  the
                     Mortgage  Investments  paid by the  borrowers  and
                     not by the Partnership..............................$73,580


Redwood Mortgage     Processing   and  Escrow  Fees  for   services  in
Corp.                connection  with  notary,   document  preparation,
                     credit  investigation,  and escrow fees payable by
                     the borrowers and not by the Partnership.............$1,835



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.......................................$7,967

           MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31, 1999

                             Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $8,649,103.32
Appraised Value of Properties *                                15,246,571.00
   Total Investment as a % of Appraisal                               56.73%

First Trust Deed Mortgage Investments                           8,649,103.32
Second Trust Deed Mortgage Investments                          5,565,763.38
Third Trust Deed Mortgage Investments                             330,133.55
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,745,001.45

First Trust Deeds due other Lenders                            13,804,713.00
Second Trust Deeds due other Lenders                            1,168,561.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $29,861,133.45

   Appraised Property Value *                                  47,356,649.00
   Total Investment as a % of Appraisal                               63.06%

Number of Mortgage Investments Outstanding                                52

Average Investment                                               $283,557.72
Average Investment as a % of Net Assets                                2.42%
Largest Investment Outstanding                                  1,600,000.00
Largest Investment as a % of Net Assets                               13.65%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 58.66%
Second Trust Deed Mortgage Investments                                37.75%
Third Trust Deed Mortgage Investments                                  2.24%
Fourth Trust Deed Mortgage Investments                                 1.35%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                    $573,999.16                    3.89%
Non Owner Occupied Homes               1,934,596.66                   13.12%
Apartments                               907,674.43                    6.16%
Commercial                            11,328,731.20                   76.83%
                                                             ----------------
                                  ------------------
Total                                $14,745,001.45                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 -0-

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

San Mateo                                    $2,676,716.80           18.15%
Stanislaus                                    2,539,082.26           17.22%
San Francisco                                 2,165,878.33           14.69%
Alameda                                       1,843,686.17           12.50%
Santa Clara                                   1,712,387.34           11.61%
Solano                                          994,022.66            6.74%
Monterey                                        839,950.10            5.70%
Contra Costa                                    742,661.55            5.04%
Marin                                           724,999.98            4.92%
Sonoma                                          158,862.45            1.08%
Sacramento                                      127,218.81            0.86%
Ventura                                          91,000.00            0.62%
Shasta                                           80,843.72            0.55%
Santa Cruz                                       47,691.28            0.32%

                                        -------------------      -----------

Total                                       $14,745,001.45          100.00%

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

                        Not Applicable

    Item 5.      Other Information

                        Not Applicable

    Item 6.      Exhibits and Reports on Form 8-K

                        (a)      Exhibits

                                 Not Applicable

                        (b)      Form 8-K

                        The registrant has not filed any reports on Form 8-K during the nine month period ending March 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 1999.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May, 1999.


Signature                                  Title                        Date


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell                    General Partner              May 12, 1999


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell                    General Partner              May 12, 1999



/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell       President of Gymno Corporation,           May 12, 1999
                         (Principal Executive Officer);
                         Director of Gymno Corporation


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell       Secretary/Treasurer of Gymno              May 12, 1999
                         Corporation (Principal Financial
                         and Accounting Officer);
                         Director of Gymno Corporation