Form 10-Q
period 1999-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 1999-08-06
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                  June 30, 1999
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

                                 (650) 365-5341
--------------------------------------------------------------------------------
               (Registran's telephone number, including area code)

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

YES     XX                                               NO
  ------------                                              --------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                    NO                    NOT APPLICABLE              X
  -------               ---------                          ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) and
                            JUNE 30, 1999 (unaudited)

                                     ASSETS

                                              Jun 30, 1999          Dec 31, 1998
                                               (unaudited)             (audited)
                                            --------------       ---------------

Cash                                              $365,763              $461,544
                                            --------------       ---------------

Accounts receivable:
  Mortgage Investments,
   secured by deeds of trust                    14,784,728            13,209,186
  Accrued Interest on Mortgage Investments         184,299               442,350
  Advances on Mortgage Investments                  52,610                39,733
  Accounts receivables, unsecured                  243,118               242,493
                                            --------------       ---------------
                                                15,264,755            13,933,762

  Less allowance for doubtful accounts             999,755               787,042
                                            --------------       ---------------
                                                14,265,000            13,146,720
                                            --------------       ---------------

Real estate owned, acquired through
 foreclosure, held for sale                        358,052               397,396
                                            --------------       ---------------

                                               $14,988,815           $14,005,660
                                            ==============       ===============

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Notes payable - bank line of credit           $3,500,000            $1,912,663
  Accounts payable and accrued expenses              4,334                12,547
  Deferred Interest                                      0               131,743
                                             -------------        --------------
                                                 3,504,334             2,056,953
                                             -------------        --------------

Partners' Capital
  Limited partners' capital, subject to
  redemption (Note 4E):
     Net of formation loan receivable of $209,443
     and $253,387 for 1999, and 1998
     respectively                               11,472,503            11,936,729

  General partner' capital                          11,978                11,978
                                             -------------        --------------

           Total Partners' Capital              11,484,481            11,948,707
                                             -------------        --------------

           Total Liabilities and Partners'
           Capital                             $14,988,815           $14,005,660
                                             =============        ==============



See accompanying notes to financial statements.

                                           REDWOOD MORTGAGE INVESTORS VII
                                         (A California Limited Partnership)
                                                STATEMENTS OF INCOME
                        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 and 1998 (unaudited)

                                                     6 months         6 months          3 months         3 months
                                                      ended             ended            ended             ended
                                                     June 30,       June 30, 1998     Jun 30, 1999     June 30, 1998
                                                       1999
                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues:
    Interest on Mortgage Investments                   $902,185          $776,983         $485,336        $390,113
    Interest on bank deposits                             1,269             3,240              411           1,044
    Late charges                                         11,238             7,377           10,593           6,813
    Other                                                 4,068             5,858            2,067           2,888
                                                 --------------     -------------    -------------    ------------
                                                        918,760           793,458          498,407         400,858
                                                 --------------     -------------    -------------    ------------


Expenses:
    Interest on note payable - bank                     118,023            88,076           70,796          35,630
    Clerical costs through Redwood Mortgage Corp.        15,605            17,499            7,638           8,705
    Mortgage Servicing Fees                              85,904            58,999           54,341          32,586
    General Partner asset management fees                 7,579             8,219            3,752           4,074
    Provision for doubtful accounts and losses
    on real estate acquired  through foreclosure        212,713           185,091          131,182         111,693
    Professional Services                                19,621            18,350          (1,312)           1,408
    Printing, supplies and postage                        7,661             6,271            4,197           3,373
    Other                                                 4,043             4,408              747             500
                                                   ------------     -------------    -------------    ------------
                                                        471,149           386,913          271,341         197,969
                                                   ------------     -------------    -------------    -------------

Net income                                             $447,611          $406,545         $227,066        $202,889
                                                   ============    ==============    =============    ============

Net income:  to General Partners (1%)                    $4,476            $4,065           $2,271          $2,029
Net income:  to Limited Partners (99%)                  443,135           402,480          224,795         200,860
                                                   -------------   =============     =============    ============
                                                       $447,611          $406,545         $227,066        $202,889
                                                   =============   ==============    =============    ============

Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded            $37.11            $31.00           $18.84          $15.49
                                                   -------------   --------------    -------------   -------------
  - where partner receives income in monthly             $36.55            $30.61           $18.72          $15.41
distributions                                      -------------   --------------    -------------   -------------






See accompanying notes to Financial Statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                  THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)


                                                                     PARTNERS' CAPITAL
                                         ---------------------------------------------------------------------------
                                                                 LIMITED PARTNERS' CAPITAL
                                         ---------------------------------------------------------------------------

                                            Capital
                                            Account          Unallocated         Formation
                                            Limited          Syndication            Loan
                                           Partners             Costs            Receivable           Total
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1995              $14,216,032           ($13,588)         ($517,051)       $13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)
Partners' withdrawals                      (1,013,078)                   0                  0       (1,013,078)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1996              $14,002,529                  $0         ($429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners' withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1997              $13,208,844                  $0         ($341,275)       $12,867,569

Formation Loan collections                           0                   0             66,908            66,908
Net Income                                     838,105                   0                  0           838,105
Early withdrawal penalties                    (30,529)                   0             20,980           (9,549)
Partners' withdrawals                      (1,826,304)                   0                  0       (1,826,304)
                                         --------------     ---------------    ---------------    --------------

Balances at December 31, 1998              $12,190,116                  $0         ($253,387)       $11,936,729

Formation Loan collections                           0                   0             37,369            37,369
Net Income                                     443,135                   0                  0           443,135
Early withdrawal penalties                     (9,568)                   0              6,575           (2,993)
Partners' withdrawals                        (941,737)                   0                  0         (941,737)
                                         --------------     ---------------    ---------------    --------------

Balances at June 30, 1999                  $11,681,946                  $0         ($209,443)       $11,472,503
                                         ==============     ===============    ===============    ==============




See accompanying notes to financial statements

                                    REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
                                  THE SIX MONTHS ENDED JUNE 30, 1999 (unaudited)


                                                                       PARTNERS' CAPITAL
                                         ------------------------------------------------------------------------------
                                                         GENERAL PARTNERS' CAPITAL
                                         ----------------------------------------------------------
                                          Capital Account         Unallocated                               Total
                                         General Partners      Syndication Costs                          Partners'
                                                                                          Total            Capital
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1995                      $11,978                 $(137)          $11,841         $13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners' withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1996                      $11,978                     $0          $11,978         $13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners' withdrawals                              (8,269)                      0          (8,269)         (1,580,306)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              66,908
Net income                                           8,466                      0            8,466             846,571
Early withdrawal penalties                               0                      0                0             (9,549)
Partners' withdrawals                              (8,466)                      0          (8,466)         (1,834,770)
                                         ------------------    -------------------     ------------    ----------------

Balances at December 31, 1998                      $11,978                     $0          $11,978         $11,948,707

Formation Loan collections                               0                      0                0              37,369
Net  income                                          4,476                      0            4,476             447,611
Early withdrawal penalties                               0                      0                0             (2,993)
Partners' withdrawals                              (4,476)                      0          (4,476)           (946,213)
                                         ------------------    -------------------     ------------    ----------------

Balances at June 30, 1999                          $11,978                     $0          $11,978         $11,484,481
                                         ==================    ===================     ============    ================



See accompanying notes to financial statements

                                         REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

                                                                           6 months ended        6 months ended
                                                                           June 30, 1999         June 30, 1998
                                                                            (unaudited)           (unaudited)
                                                                          -----------------     -----------------
Cash flows from operating activities:
  Net income                                                                      $447,611              $406,545
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                                126,748               255,896
    Provision for losses on real estate held for sale                               85,965                     0
    Early withdrawal penalty credited to income                                    (2,993)               (4,958)
    (Increase) decrease in accrued interest & advances                             245,174               125,826
    Increase (decrease) in accounts payable and accrued expenses                   (8,213)                25,528
    Increase (decrease) in deferred interest on Mortgage Investments             (131,743)              (69,316)
                                                                          -----------------     -----------------

      Net cash provided by operating activities                                    762,549               739,521
                                                                          -----------------     -----------------

Cash flows from investing activities:
    Principal collected on mortgage investments                                  3,426,176             3,344,181
    Mortgage Investments made                                                  (5,001,718)           (2,654,729)
    Additions to Real Estate held for sale                                         (3,535)              (24,447)
    Dispositions of real estate held for sale                                       42,879               310,227
    Investment in partnership                                                            0               346,017
    Accounts receivable - Unsecured (Interest and proceeds)                          (625)                   362
                                                                          -----------------     -----------------

      Net cash provided by (used in) investing activities                      (1,536,823)             1,321,611
                                                                          -----------------     -----------------

Cash flows from financing activities:
  Increase (decrease) in note payable-bank                                       1,587,337             (909,153)
  Formation loan collections                                                        37,369                33,404
  Partners withdrawals                                                           (946,213)             (858,782)
                                                                          -----------------
                                                                                                -----------------

      Net cash provided by (used in) financing activities                          678,493           (1,734,531)
                                                                          -----------------     -----------------

Net increase (decrease) in cash                                                   (95,781)               326,601

Cash - beginning of period                                                         461,544               520,837
                                                                          -----------------     -----------------

Cash - end of period                                                              $365,763              $847,438
                                                                          =================     =================





See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making Mortgage
Investments secured by Deeds of Trust on California real estate. Mortgage Investments are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At September 30, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

     A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000) were offered through qualified broker-dealers. As Mortgage Investments were identified, partners were transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is allocated to partners based upon their proportionate share of partners' capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage, an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp., an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 Limited Partner contributions (7.62%). Through June 30, 1999,
$704,926 including $130,698 in early withdrawal penalties, had been repaid leaving a balance of $209,443. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

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

     At June 30, 1999 and at December 31, 1998, and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $38,634, $38,634, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of June 30, 1999, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 62.87%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30,1999, and December 31, 1998 and 1997:

                                June 30,        December 31,        December 31,
                                  1999             1998                1997
                              ------------     -------------       -------------

Costs of properties               $625,198          $765,986            $906,499
Reduction in value               (267,146)         (348,590)           (219,360)
REO prior lien                           0          (20,000)                   0
                              ------------     -------------       -------------

Fair value reflected in
financial statements              $358,052          $397,396            $687,139
                              ------------     -------------       -------------

     Effective January 1, 1996, the Partnership adopted the provisions of statement No 121 (SFAS 121) of the Financial Accounting Standards Board, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of" The adoption of SFAS 121 did not have a material impact on the Partnership's financial position because the methods indicated were essentially those previously used by the Partnership.

F. Investment in Partnership (see note 5)


G. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

H. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five year period. Syndication costs of $415,692 were charged against partners' capital and were allocated to individual partners consistent with the Partnership Agreement.

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, other mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 1999, and December 31, 1998, and 1997 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

                                        June 30,      December 31,  December 31,
                                          1999           1998           1997
                                     -------------   -------------   -----------

Impaired Mortgage Investments              $38,634         $38,634            $0
Other Mortgage Investments                 819,012         606,299       284,738
Accounts receivable, unsecured             142,109         142,109       140,000
                                     =============   =============   ===========
                                          $999,755        $787,042      $424,738
                                     =============   =============   ===========

J. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who have their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options. However, the net income per $1,000 average invested has approximated those reflected for those whose investments and options have remained constant.

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

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $85,904, $83,559, and $97,267 were incurred for six months through June 30, 1999 and for years 1998 and 1997, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). No management fees were incurred for year 1997. For six months through June 30, 1999, and for the year ended December 31, 1998, management fees of $7,579 and $16,141, respectively, were paid to the General Partners.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

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

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status

     Subscription funds received from purchasers of units were not admitted to the Partnership until appropriate lending opportunities were available. During the period prior to the time of admission, which ranged between 1-120 days, purchasers' subscriptions remained irrevocable and earned interest at money market rates, which were lower than the return on the Partnership's Mortgage Investment portfolio.

     Interest earned prior to admission was credited to partners in applicant status. As Mortgage Investments were made and partners were transferred to regular status to begin sharing in income from Mortgage Investments secured by deeds of trust, the interest credited was either paid to the investors or transferred to Partners' Capital along with the original investment.

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

D. Profits and Losses

     Profits and losses are allocated among the Limited Partners in proportion to their respective capital accounts after 1% is allocated to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is illiquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had accrued as of June 30, 1999. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn as stated in the Notice of Withdrawal and will be deducted from the Capital Account and the balance distributed in four quarterly installments. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

     Limited Partners also have the right after five years from the date of purchase of the Units to withdraw from the partnership on an installment basis, generally over a five year period in twenty (20) quarterly installments or longer. Once this five year period expires, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer.
Notwithstanding the five-year (or longer) withdrawal period, the General Partners will liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn pursuant to the five-year (or longer) withdrawal period.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnership's interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership's interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental, and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnership's attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. As of December 31, 1998, the Partnership had recovered $70,805 in excess of its costs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 6 - LEGAL PROCEEDINGS

     The Partnership is not a sole defendant in any legal actions. However, legal actions against borrowers and other involved parties have been initiated by the Partnership to recover payments against unsecured accounts receivable totalling $243,118 at June 30, 1999. The Partnership, along with numerous others, including a developer, a contractor and other lenders, is named as a defendant in a lawsuit involving the Partnership's attempt to recover its investment in real estate acquired through foreclosure. Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1998, and December 31, 1997 were $1,912,663, and $2,341,816 respectively, and the interest rate was 9.00% (8.50% prime + .50%). This line of credit expired in December, 1998, but was formally extended to March 31, 1999. In 1999 a new line of credit was secured with another institution. The new borrowing limit is $3,500,000, at prime, plus .25% (7.75% +
 .25% = 8.00%). The balance outstanding as of June 30, 1999 is $3,500,000.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                       June 30,        Dec. 31,        Dec. 31,
                                        1999            1998             1997
                                    -------------   ------------    ------------

Net assets - Partners' Capital
 per financial statements             $11,484,481    $11,948,707     $12,879,547

Formation Loan receivable                 209,443        253,387         341,275
Allowance for doubtful accounts           999,755        787,042         424,738
                                    =============   ============    ============
Net assets tax basis                  $12,693,679    $12,989,136     $13,645,560
                                    =============   ============    ============

     In 1998, approximately 68% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) The Carrying Value of Mortgage Investments - (see note 2 (c)) is $14,784,728. The June 30, 1999, fair value of these investments of $14,126,669 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At June 30, 1999, there were 49 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    49
Total Mortgage Investments outstanding                               $14,784,728

Average Mortgage Investment outstanding                                 $301,729
Average Mortgage Investment as percent of total                            2.04%
Average Mortgage Investment as percent of Partners' Capital                2.63%

Largest Mortgage Investment outstanding                               $1,500,000
Largest Mortgage Investment as percent of total                           10.15%
Largest Mortgage Investment as percent of Partners' Capital               13.06%

Number of counties where security is located(all California)                  14

Largest percentage of Mortgage Investments in one county                  21.13%
Average Mortgage Investment to appraised value of security
 at time Mortgage Investment was consummated                              62.87%

Number of Mortgage Investments in foreclosure                                  1

     The following categories of mortgage investments are pertinent at June 30, 1999, and December 31, 1998, 1997:

                                                  June 30             December 31           December 31
                                               ---------------      ----------------      -----------------
                                                    1999                 1998                   1997
                                               ---------------      ----------------      -----------------

First Trust Deeds                                  $8,389,924            $8,638,976             $6,810,113
Second Trust Deeds                                  4,723,217             4,188,401              5,719,369
Third Trust Deeds                                   1,471,586               181,808                720,258
Fourth Trust Deeds                                    200,001               200,001                200,001
                                               ---------------      ----------------      -----------------
  Total mortgage investments                       14,784,728            13,209,186             13,449,741
Prior liens due other lenders                      15,935,184            12,728,867             17,951,579
                                                                    ----------------      -----------------
                                               ===============
  Total debt                                      $30,719,912           $25,938,053            $31,401,320
                                               ===============      ================      =================

Appraised property value at time of loan          $48,863,974           $42,393,561            $52,077,885
                                               ===============      ================      =================

Total investments as a percent of appraisals           62.87%                61.18%                 60.30%
                                               ===============      ================      =================

Investments by Type of Property

Owner occupied homes                                 $561,493              $746,334             $1,104,742
Non-Owner occupied homes                            1,518,179             1,691,016              1,464,596
Apartments                                            907,674               897,292              1,666,916
Commercial                                         11,797,382             9,874,544              9,213,487
                                               ===============      ================      =================
                                                  $14,784,728           $13,209,186            $13,449,741
                                               ===============      ================      =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                            JUNE 30, 1999 (unaudited)

     Scheduled maturity dates of mortgage investments as of June 30, 1999, are as follows:

                        Year Ending
                        December 31,
                     -------------------

                            1999                                      $2,471,313
                            2000                                       5,370,664
                            2001                                       3,884,000
                            2002                                       1,596,704
                            2003                                       1,139,111
                         Thereafter                                      322,936
                                                                 ===============
                                                                     $14,784,728
                                                                 ===============

     The scheduled maturities for 1999 include approximately $1,255,313 in nine mortgage investments which are past maturity at June 30, 1999. Interest payment on most of these Mortgage Investments are current.

     Seven Mortgage Investments with principal outstanding of $1,281,589 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $231,966 were considered impaired at June 30, 1999. That is interest accruals are no longer recorded thereon.

     The cash balance at June 30, 1999 of $365,763 was in three banks with interest bearing balances totalling $331,608. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $168,845.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At June 30, 1999, Partners' Capital totaled $11,484,481.

     At June 30, 1999, the Partnership Mortgage Investments outstanding totalled $14,784,728. This represents an increase of $1,575,542 from the 12/31/98 Mortgage Investments balance. This increase in Mortgage Investments outstanding as of 6/30/99 was chiefly due to an increase in Note Payable-Bank of $1,587,337, reinvestment of earnings of $202,227, reduction in real estate owned by $39,344 and investment of cash. The ability of the Partnership to invest in new Mortgage Investments during six months through June 30, 1999, was partially offset by withdrawals of income and capital by the Partners in the amount of $949,033 including early withdrawal penalties. Mortgage Investments increased from $12,036,293 from 1996 to $13,449,741 in 1997, an increase of $1,413,448 chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owed (REO) during the twelve months, by increasing bank credit line borrowing to $2,341,816 as of December 31, 1997 from $1,175,000 as of December 31, 1996, by reinvesting of earnings of $419,231 and investment of cash. Mortgage Investments decreased slightly, by $346,348, during the year ended December 31, 1996, from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. This Mortgage Investment reduction was due primarily to a reduced usage of the bank line of credit. The Partnership began funding Mortgage Investments on December 27, 1989, and as of June 30, 1999, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.75%.

     Currently, general mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. The General Partners believe the rates charged by the Partnership to its borrowers will change significantly from the beginning of 1999 over the next twelve months. As of June 30, 1999 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to $358,052 and $0, respectively. These accounts had combined balances of $397,396, $1,033,156 and $1,710,739 for the years ended December 31, 1998 and 1997, and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the year, 1999, will be higher than the previous year.

     The Partnership had a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,000,000, at a variable interest rate set at one half percent above the prime rate. As of December 31, 1998, it had borrowed $1,912,663. This line of credit expired on March 31, 1999. The Partnership has successfully negotiated for a replacement line of credit, effective January, 1999, with another institution for a limit of $3,500,000 at prime plus .25% (7.75% + .25% = 8%). This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage
Investments   funded  using  the  line  of  credit  generate   revenue  for  the
Partnership. As of June 30, 1999, the Partnership is current with its interest payments on the line of credit. In 1996, interest payments decreased to $127,454 reflecting the Partnership's overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the years ended December 31, 1997 and 1998, interest paid was $198,316 and $170,867 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage Servicing Fees decreased from $97,267 in 1996, to $83,559 in 1997, primarily due to timing of receipt of payments from borrowers and actual payment of the Mortgage Servicing Fee. Mortgage Servicing Fees increased in 1998 to $128,493 from $83,559 in 1997 chiefly due to an increase during the 1998 year of the monthly loan service fee to 1/12% (1% per year). For six months through June 30, 1999, Mortgage Servicing Fees incurred were $85,904. Asset Management Fees increased from $0 in 1997 and $0 in 1996 to $16,141 in 1998. Asset Management Fees for six months under review were $7,579. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 1999, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $419,437, $434,495 and $423,054 as provision for doubtful accounts for the years ended December 31, 1996, 1997 and 1998, respectively. During six months through June 30, 1999, the Partnership provided $212,713 for doubtful accounts. The provision for doubtful account was increased by $15,058 in 1997, to $434,495 as the selling of REO accumulated primarily in the California recession of the early to mid 1990's netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The provision for doubtful accounts was decreased by $11,441 to $423,054 in 1998. This decrease reflected reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

     The May 1999 issue of "Economic Advisory Council", published by the California Chamber of Commerce, said the following about the California economy:

     "The state's economy continued to grow at a solid pace in early 1999 and, despite a few areas of emerging weakness, will have another above average year in 1999. Last year, payroll employment rose 3.6 percent - the biggest annual gain of the 1990's. This year, it looks like employment will be up an impressive 3 percent to 3.5 percent. The better-than-expected situation results from three main factors:"

     "First, the Asian economic and financial crisis didn't hit California's economy as badly as feared and now appears to be stabilizing or even turning up."

     "Second, the U.S. economy has been stronger than had been expected. It expanded at about a 4 percent rate in 1998 in real terms and continued to maintain good momentum into 1999."

     "Third, after some volatility, the financial markets continued to perform well, which gave a high level of confidence on which to base buying and investment decisions. Given that confidence, consumers and business continued to buy and invest."

     "One measure of the strong growth within the state is that payroll tax withholding was 14.5 percent higher in the first quarter of 1999 than it was four quarters ago. That very large gain is reflective of the strong labor markets, good profitability that fed bonuses and big gains in equities markets that were realized through stock options."

"Within the state, growth varies by regions."

     "The southern metropolitan areas (San Diego, Orange, Riverside and San Bernardino counties) were very strong in 1998. Weakness in aerospace will be a negative influence, but booming construction should be a major stimulus."

     "Los Angeles continues to expand, but at a slower pace than the state. It is losing some of its apparel manufacturing to lower cost venues."

     "The San Francisco Bay Area has very tight labor markets and, though the high technology manufacturing is not too strong, the software industry is very robust."

High Technology

     "This key industry is seeing the leading signs of better times. Asia is coming back, in terms of orders, and there is now a year-over-year increase in the value of orders. Those trends are welcome news."

     "The industry still suffers from excess capacity of production, but the size of the problem is diminishing. The Y2K issue is still driving a higher level of employment and spending and that strength should continue over the year."

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership' lending activity.

     The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnership' interest was invested with that of two other Partnerships. The Partnership's basis of $ 0, $346,017 and $242,394 for the years ended December 31, 1998, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months through June 30, 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $327,887, $399,379, $456,358 and $240,908, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and six months through June 30, 1999, to Limited Partners' capital accounts and not withdrawn was $522,621, $419,231, $381,747 and $202,227, respectively. As of December 31, 1996, December 31, 1997,

     December 31, 1998 and six months through June 30, 1999, Limited Partners electing to withdraw earnings represented 36%, 44%, 53%, 54% and 56% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1996, December 31, 1997, December 31, 1998, and six months through June 30, 1999, $412,798, $475,348, $381,458 and $119,294, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and June 30, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1996, December 31, 1997, December 31, 1998 and six months through June 30, 1999, $318,902, $737,568,
$1,019,017 and $591,103, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year nine (1998), and six months through June 30, 1999, is shown hereunder:
                                  Years ended December 31,

                      1994                  1995                  1996
                  -------------         --------------        --------------
Earnings              $263,206                270,760               336,341
Capital*              $340,011                184,157               722,536
                  -------------         ==============        ==============
Total                 $603,217               $454,917            $1,058,877
                  ==============        ==============        ==============

                                                                  6 months
                                                                   through
                       1997                  1998                 6/30/99
                  -------------         --------------        --------------
Earnings               399,379                456,358               240,908
Capital*             1,212,916              1,400,475               710,397
                  -------------         --------------        --------------
Total               $1,612,295             $1,856,833              $951,305
                  =============         ==============        ==============

* These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing an assessment of Year 2000 hardware and software issues. The hardware issue is fully complete but the software issue is not. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, and third parties to provide loan and investor services and other computerized functions, affected by Year 2000 computerized operations. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The vendors that supply the software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and completed during the second quarter of 1999 and will be tested until September 30, 1999. The investor servicing software Year 2000 compliance is still being modified. Existing investor servicing software maintenance agreements provide for conversion to Year 2000 compliance. Additionally, the Partnership has contacted several vendors that provide investor services as a possible alternative to continuing to provide investors services in house. It would appear that these service providers would be more expensive than the current in house systems but they do provide a back-up alternative in the event of our own failure to fully convert. Hardware utilized by Redwood Mortgage Corp., is currently being tested to insure that any modifications necessary to be made prior to Year 2000, can be accomplished. At this juncture, existing hardware appears to be in compliance with Year 2000 issues. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue until December, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. In fact, Silicon Valley is located in our marketplace. There may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost fully developed, if all or any accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that they could be handled at an equal or higher cost on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays. Time delays in providing accurate and pertinent information could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Various compliances and modifications will come to an actual test upon arrival of Year 2000. Only time will tell whether the transition will be smooth, manageable or otherwise.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 12-13, under the section "Compensation of the General partners and the Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months period ended June 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving              Description of Compensation and             Amount
Compensation                          Services Rendered
-------------------------- -----------------------------------------------------
I.
Redwood Mortgage           Mortgage Servicing Fee for servicing
Corp.                      Mortgage Investments                          $85,904

General Partners &/or
Affiliate                  Asset Management Fee for managing
                           assets.........................................$7,579

General Partners           1% interest in profits.........................$4,476

     II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage     Mortgage Brokerage  Commissions for services in connection
Corp.                with the review, selection,  evaluation,  negotiation, and
                     extension  of  the  Mortgage   Investments   paid  by  the
                     borrowers and not by the Partnership...............$124,463

Redwood Mortgage     Processing  and Escrow  Fees for  services  in  connection
Corp.                with notary,  document preparation,  credit investigation, and escrow fees  payable by the  borrowers  and not by the
                     Partnership..........................................$3,168


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. ....................................................$15,605

            MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF JUNE 30, 1999

                                              Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                              $8,389,924.44
Appraised Value of Properties *                                14,694,134.00
   Total Investment as a % of Appraisal                               57.10%

First Trust Deed Mortgage Investments                           8,389,924.44
Second Trust Deed Mortgage Investments                          4,723,217.18
Third Trust Deed Mortgage Investments                           1,471,585.55
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            -----------------
                                                              $14,784,728.37

First Trust Deeds due other Lenders                            13,940,838.00
Second Trust Deeds due other Lenders                            1,851,488.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            -----------------

Total Debt                                                    $30,719,912.37

   Appraised Property Value *                                  48,863,974.00
   Total Investment as a % of Appraisal                               62.87%

Number of Mortgage Investments Outstanding                                49

Average Investment                                               $301,729.15
Average Investment as a % of Net Assets                                2.63%
Largest Investment Outstanding                                  1,500,000.00
Largest Investment as a % of Net Assets                               13.06%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 56.75%
Second Trust Deed Mortgage Investments                                31.95%
Third Trust Deed Mortgage Investments                                  9.95%
Fourth Trust Deed Mortgage Investments                                 1.35%
                                                             ----------------
Total                                                                100.00%

Mortgage Investments by Type of
Property                               Amount                    Percent

Owner Occupied Homes                    $561,492.81                    3.80%
Non Owner Occupied Homes               1,518,179.48                   10.27%
Apartments                               907,674.43                    6.14%
Commercial                            11,797,381.65                   79.79%
                                                             ----------------
                                  ------------------
Total                                $14,784,728.37                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 1

     *Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                         Total Loans          Percent

Stanislaus                                   $3,124,456.60           21.13%
San Mateo                                     2,706,699.33           18.31%
San Francisco                                 2,500,580.12           16.91%
Alameda                                       1,798,117.99           12.16%
Santa Clara                                   1,712,387.34           11.58%
Solano                                          898,930.76            6.08%
Contra Costa                                    741,759.49            5.02%
Marin                                           724,999.98            4.90%
Sonoma                                          158,800.71            1.07%
Sacramento                                      121,908.46            0.83%
Ventura                                          91,000.00            0.62%
Shasta                                           80,649.70            0.55%
Monterey                                         77,269.33            0.52%
Santa Cruz                                       47,168.56            0.32%

                                        -------------------      -----------

Total                                       $14,784,728.37          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the nine month period ending June 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 3rd day of August, 1999.


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


By:      /s/ Michael R. Burwell
         ---------------------------------------------
         Michael R. Burwell, General Partner


By:      Gymno Corporation, General Partner


         By:     /s/ D. Russell Burwell
                 ---------------------------------------------
                 D. Russell Burwell, President


         By:     /s/ Michael R. Burwell
                 ---------------------------------------------
                 Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 3rd day of August, 1999.


Signature                           Title                            Date


/s/ D. Russell Burwell
-----------------------------
D. Russell Burwell             General Partner                    August 3, 1999


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell             General Partner                    August 3, 1999



/s/ D. Russell Burwell
-----------------------------
D. Russell Burwell            President of Gymno Corporation,     August 3, 1999
                              (Principal Executive Officer);
                              Director of Gymno Corporation


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell            Secretary/Treasurer of Gymno        August 3, 1999
                              Corporation (Principal Financial
                              and Accounting Officer);
                              Director of Gymno Corporation