Form 10-Q
period 1999-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 1999-11-15
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Period Ended               September 30, 1999
--------------------------------------------------------------------------------
Commission file number             33-30427
--------------------------------------------------------------------------------


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

                                  (650) 365-5341
--------------------------------------------------------------------------------
                           (Registrant's telephone number, including area code)

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


YES              XX                                               NO
       -------------------                                       ---------------

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

YES                      NO                           NOT APPLICABLE          X
      --------              ---------                                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                               NOT APPLICABLE


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         DECEMBER 31, 1998 (audited) and
                         SEPTEMBER 30, 1999 (unaudited)

                                     ASSETS


                                                                         Sept 30, 1999          Dec 31, 1998
                                                                          (unaudited)            (audited)
                                                                         --------------         -------------
Cash                                                                           $339,588              $461,544
                                                                         --------------         -------------
Accounts receivable:


  Mortgage Investments, secured by deeds of trust                            11,581,881            13,209,186
  Accrued interest on Mortgage Investments                                      310,724               442,350
  Advances on Mortgage Investments                                               54,330                39,733
  Accounts receivables, unsecured                                               161,056               242,493
                                                                          -------------         -------------
                                                                             12,107,991            13,933,762

  Less allowance for doubtful accounts                                        1,069,251               787,042
                                                                           ------------         -------------
                                                                             11,038,740            13,146,720
                                                                           ------------         -------------

Real estate owned, acquired through foreclosure, held for sale                  327,529               397,396

 Partnership Interest                                                             5,956                     0
                                                                           ------------         -------------
                                                                            $11,711,813           $14,005,660
                                                                           ------------         -------------

                                         LIABILITIES AND PARTNERS' CAPITAL



Liabilities:

  Notes payable - bank line of credit                                            $450,000          $1,912,663
  Accounts payable and accrued expenses                                             2,551              12,547
  Deferred Interest                                                                     0             131,743
                                                                           --------------        ------------
                                                                                  452,551           2,056,953
                                                                           --------------        ------------
Partners' Capital

  Limited Partners' capital, subject to redemption (Note 4E):

     Net of formation loan receivable of $187,471 and $253,387 for

       1999, and 1998, respectively                                            11,247,284          11,936,729

  General Partners' capital                                                        11,978              11,978
                                                                           --------------        ------------
           Total Partners' Capital                                             11,259,262          11,948,707
                                                                           --------------        ------------
           Total Liabilities and Partners' Capital                            $11,711,813         $14,005,660
                                                                           --------------        ------------


See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998 (unaudited)


                                                     9 months         9 months          3 months         3 months
                                                      ended             ended            ended             ended
                                                     Sept 30,         Sept 30,          Sept 30,         Sept 30,
                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)
Revenues:
    Interest on Mortgage Investments                 $1,323,660        $1,178,911         $421,475        $401,928
    Interest on bank deposits                             2,406             5,416            1,137           2,176
    Late charges                                         11,930            12,675              692           5,298
    Other                                                 6,063             8,308            1,995           2,450
                                                  -------------       -----------         --------         -------
                                                      1,344,059         1,205,310          425,299         411,852
                                                  -------------       -----------         --------         -------
Expenses:
    Interest on note payable - bank                     172,455           126,343           54,432          38,267
    Clerical costs through Redwood Mortgage Corp.        22,795            25,895            7,190           8,396
    Mortgage Servicing Fees                             109,209           104,456           23,305          45,457
    General Partner asset management fees                11,249            12,219            3,670           4,000
    Provision for doubtful accounts and losses
           acquired  through foreclosure                313,483           276,115          100,770          91,024
    Professional Services                                20,321            18,900              700             550
    Printing, supplies and postage                       10,012             8,620            2,351           2,349
    Other                                                 5,106             6,040            1,063           1,632
                                                  -------------       -----------         --------         -------
                                                        664,630           578,588          193,481         191,675
                                                  -------------       -----------         --------         -------
Net income                                             $679,429          $626,722         $231,818        $220,177
                                                  -------------       -----------         --------         -------
Net income:  to General Partners (1%)                    $6,794            $6,267           $2,318          $2,202
Net income:  to Limited Partners (99%)                  672,635           620,455          229,500         217,975
                                                  -------------       -----------         --------         -------
                                                       $679,429          $626,722         $231,818        $220,177
                                                  -------------       -----------         --------         -------
Net income per $1000 invested by Limited
  Partners for entire period:
  - where income is reinvested and compounded            $57.51            $48.66           $19.67          $17.13
                                                  -------------       -----------         --------         -------
  - where partner receives income in monthly             $56.09            $47.64           $19.54          $17.03
                                                  -------------       -----------         --------         -------


See accompanying notes to Financial Statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)



                                                                     PARTNERS' CAPITAL
                                                                 -------------------------
                                                                 LIMITED PARTNERS' CAPITAL
                                                                 -------------------------
                                            Capital
                                            Account              Unallocated         Formation
                                            Limited              Syndication            Loan
                                            Partners               Costs             Receivable           Total
                                           ---------             -----------         ----------          -------
Balances at December 31, 1995              $14,216,032           ($13,588)         ($517,051)       $13,685,393

Formation Loan collections                           0                   0             62,225            62,225
Net income                                     850,508                   0                  0           850,508
Allocation of syndication costs               (13,588)              13,588                  0                 0
Early withdrawal penalties                    (37,345)                   0             25,663          (11,682)

Partners' withdrawals                      (1,013,078)                   0                  0       (1,013,078)
                                            ----------           ---------          ---------       -----------
Balances at December 31, 1996              $14,002,529                  $0         ($429,163)       $13,573,366

Formation Loan collections                           0                   0             60,223            60,223
Net Income                                     818,610                   0                  0           818,610
Early withdrawal penalties                    (40,258)                   0             27,665          (12,593)
Partners' withdrawals                      (1,572,037)                   0                  0       (1,572,037)
                                             ---------           ---------           --------       -----------
Balances at December 31, 1997              $13,208,844                  $0         ($341,275)       $12,867,569

Formation Loan collections                           0                   0             66,908            66,908
Net Income                                     838,105                   0                  0           838,105
Early withdrawal penalties                    (30,529)                   0             20,980           (9,549)
Partners' withdrawals                      (1,826,304)                   0                  0       (1,826,304)
                                             ---------           ---------           --------       -----------
Balances at December 31, 1998              $12,190,116                  $0         ($253,387)       $11,936,729

Formation Loan collections                           0                   0             55,880            55,880
Net Income                                     672,635                   0                  0           672,635
Early withdrawal penalties                    (14,604)                   0             10,036           (4,568)
Partners' withdrawals                      (1,413,392)                   0                  0       (1,413,392)
                                             ---------           ---------           --------       -----------
Balances at September 30, 1999             $11,434,755                  $0         ($187,471)       $11,247,284
                                             ---------           ---------           --------       ------------


See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1998 (audited) AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)


                                                             PARTNERS' CAPITAL
                                             ----------------------------------------------------
                                                         GENERAL PARTNERS' CAPITAL
                                             ----------------------------------------------------
                                                                       Unallocated                            Total
                                          Capital Account              Syndication                           Partners'
                                          General Partners                 Costs            Total             Capital
                                             -------------            ------------        ---------      -------------
Balances at December 31, 1995                      $11,978                 $(137)          $11,841         $13,697,234

Formation Loan collections                               0                      0                0              62,225
Net income                                           8,591                      0            8,591             859,099
Allocation of syndication costs                      (137)                    137                0                   0
Early withdrawal penalties                               0                      0                0            (11,682)
Partners' withdrawals                              (8,454)                      0          (8,454)         (1,021,532)
                                             -------------            -----------         --------       -------------
Balances at December 31, 1996                      $11,978                     $0          $11,978         $13,585,344

Formation Loan collections                               0                      0                0              60,223
Net income                                           8,269                      0            8,269             826,879
Early withdrawal penalties                               0                      0                0            (12,593)
Partners' withdrawals                              (8,269)                      0          (8,269)         (1,580,306)
                                             -------------            -----------         --------       -------------
Balances at December 31, 1997                      $11,978                     $0          $11,978         $12,879,547

Formation Loan collections                               0                      0                0              66,908
Net income                                           8,466                      0            8,466             846,571
Early withdrawal penalties                               0                      0                0             (9,549)
Partners' withdrawals                              (8,466)                      0          (8,466)         (1,834,770)
                                             -------------            -----------         --------       -------------
Balances at December 31, 1998                      $11,978                     $0          $11,978         $11,948,707

Formation Loan collections                               0                      0                0              55,880
Net  income                                          6,794                                   6,794             679,429
Early withdrawal penalties                               0                      0                0             (4,568)
Partners' withdrawals                              (6,794)                      0          (6,794)         (1,420,186)
                                             -------------            -----------         --------       -------------
Balances at September 30, 1999                     $11,978                     $0          $11,978         $11,259,262
                                             -------------            -----------         --------       -------------



See accompanying notes to financial statements

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                             STATEMENTS OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999 AND 1998
                                                   (unaudited)


                                                                          9 months ended        9 months ended
                                                                           Sept 30, 1999          Sept 30, 1998
                                                                            (unaudited)           (unaudited)
                                                                           ---------------       --------------
Cash flows from operating activities:
  Net income                                                                      $679,429              $626,722
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                                258,478               346,920
    Provision for losses on real estate held for sale                               55,005                     0
    Early withdrawal penalty credited to income                                    (4,568)               (7,200)
  (Increase) decrease in assets:
    Accrued interest & advances                                                    117,029               241,754
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                          (9,996)                18,784
    Deferred interest on Mortgage Investments                                    (131,743)              (69,316)
                                                                           ---------------       ---------------
      Net cash provided by operating activities                                    963,634             1,157,664
                                                                           ---------------       ---------------
Cash flows from investing activities:
    Principal collected on mortgage investments                                  7,059,108             4,422,118
    Mortgage Investments made                                                  (5,431,803)           (5,499,170)
    Additions to Real Estate held for sale                                         (4,650)              (33,865)
    Dispositions of real estate held for sale                                      103,696               310,002
    Investment in partnership                                                      (5,956)               346,017
    Accounts receivable - Unsecured (Interest and proceeds)                         20,984                   825
                                                                           ---------------       ---------------
      Net cash provided by (used in) investing activities                        1,741,379             (454,073)
                                                                           ---------------       ---------------
Cash flows from financing activities:
  Increase (decrease) in note payable-bank                                     (1,462,663)               320,846
  Formation loan collections                                                        55,880                55,023
  Partners withdrawals                                                         (1,420,186)           (1,319,127)
                                                                           ---------------       ---------------
      Net cash provided by (used in) financing activities                      (2,826,969)             (943,258)
                                                                           ---------------       ---------------
Net increase (decrease) in cash                                                  (121,956)             (239,667)

Cash - beginning of period                                                         461,544               520,837
                                                                           ---------------       ---------------
Cash - end of period                                                              $339,588              $281,170
                                                                           ---------------       ---------------



See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

     A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000) were offered through qualified broker-dealers. As Mortgage Investments were identified, partners were transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is allocated to partners based upon their proportionate share of partners'capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to lend to Redwood Mortgage Corp., an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 Limited Partner contributions (7.62%). Through September 30, 1999, $726,898 including $134,159 in early withdrawal penalties, had been repaid leaving a balance of $187,471. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

B. Other Organizational and Offering Expenses

     Organizational and offering expenses, other than sales commissions, but including printing costs, attorney and accountant fees, and other costs, were paid by the Partnership. Such costs were limited to 10% of the gross proceeds of the offering or $500,000 whichever was less. The General Partners were to pay any amount of such expenses in excess of 10% of the gross proceeds or $500,000.

     Organization costs of $10,102 and syndication costs of $415,692 were incurred by the Partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the Partners. Both the Organization and Syndication Costs have been fully amortized and allocated to the Partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

     At September 30, 1999 and at December 31, 1998, and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $38,634, $38,634, and $0 respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 10 to the financial statements as of September 30, 1999, the average mortgage investment to appraised value of security at the time the Mortgage Investments were consummated was 64.70%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30,1999, and December 31, 1998 and 1997:

                            September 30,      December 31,         December 31,
                                1999               1998                  1997
                            ------------       ------------         ------------
Costs of properties         $420,574            $765,986              $906,499
Reduction in value          (93,045)           (348,590)             (219,360)
REO prior lien                     0            (20,000)                     0
                            ------------       ------------         ------------
Fair value reflected in
 financial statements       $327,529            $397,396              $687,139

     Effective January 1, 1996, the Partnership adopted the provisions of statement No 121 (SFAS 121) of the Financial Accounting Standards Board, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of". The adoption of SFAS 121 did not have a material impact on the Partnership's financial position because the methods indicated were essentially those previously used by the Partnership.

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

I. Allowance for Doubtful Accounts

     Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, other mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 1999, and December 31, 1998, and 1997 was as follows:

                                          REDWOOD MORTGAGE INVESTORS VII
                                        (A California Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                          DECEMBER 31, 1998(audited) AND
                                          SEPTEMBER 30, 1999 (unaudited)


                                      September 30,  December 31,   December 31,
                                          1999          1998           1997
                                      ------------   -----------    ------------
Impaired Mortgage Investments          $38,634        $38,634               $0
Other Mortgage Investments             888,508        606,299          284,738
Accounts receivable, unsecured         142,109        142,109          140,000
                                      -----------    ----------     ------------
                                    $1,069,251       $787,042         $424,738
                                      -----------    ----------     ------------
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

A. Mortgage Brokerage Commissions

     Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal amount of the Mortgage Investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $109,209, $83,559, and $97,267 were incurred for nine months through September 30, 1999 and for years 1998 and 1997, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). No management fees were incurred for year 1997. For nine months through September 30, 1999, and for the year ended December 31, 1998, management fees of $11,249 and $16,141, respectively, were paid to the General Partners.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

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

G. General Partners Contributions

     The General Partners collectively or severally are to contribute 1/10 of 1% in cash contributions as proceeds from the offering were admitted to Limited Partner capital. As of December 31, 1992 a General Partner, GYMNO Corporation, had contributed $11,998, 1/10 of 1% of Limited Partner contributions in accordance with Section 4.02(a) of the Partnership Agreement.

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

     Interest earned prior to admission was credited to partners in applicant status. As Mortgage Investments were made, applicants' subscriptions were transferred to Limited Partner status to begin sharing in income from Mortgage Investments secured by deeds of trust. The interest earned prior to admission was either paid to the investors or transferred to Partners' Capital along with the original investment.

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

C. Election to Receive Monthly, Quarterly or Annual Distributions

     Upon subscription, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound for at least a period of 5 years.

D. Profits and Losses

     Profits and losses are allocated among the Limited Partners in proportion to their respective capital accounts after 1% is allocated to the General Partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had occurred as of September 30, 1999. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

     After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership on an installment basis, generally this is done over a five year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five year period, no penalty will be imposed if withdrawal is made in twenty
(20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 5 - INVESTMENT IN PARTNERSHIP

     The Partnership's interest in land located in East Palo Alto, CA., was acquired through foreclosure. The Partnership's interest was invested with that of two other Partnerships. The Partnerships had been attempting to develop the property into single family residences. Significant community resistance, as well as environmental and fish and wildlife concerns affected efforts to obtain the required approvals. The Partnership, in resolving disputes which arose during the course of the Partnership's attempt to obtain entitlements to develop the property, entered into agreements on May 8, 1998 with Rhone-Poulanc, Inc. These agreements, among other things, restrict the property to non-residential uses, provide for appropriate indemnifications, and include other consideration including the payment of cash. The Partnership still retains liability for the remediation of pesticide contamination affecting the property. Investigation of remediation options are ongoing. At this time management does not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

                           NOTE 6 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to recover payments against unsecured accounts receivable totalling $161,056 at September 30, 1999.

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

NOTE 7 - NOTE PAYABLE BANK - LINE OF CREDIT

     The  Partnership  had a  bank  line  of  credit  secured  by  its  Mortgage
Investment portfolio of up to $3,000,000 at .50% over prime. The balances outstanding as of December 31, 1998, and December 31, 1997 were $1,912,663, and $2,341,816 respectively, and the interest rate was 8.50% (8.00% prime + .50%). This line of credit expired in December, 1998, but was formally extended to March 31, 1999. In 1999 a new line of credit was secured with another institution. The new borrowing limit is $3,500,000, at prime, plus .25% (8.25% +
 .25% = 8.50%). The balance outstanding as of September 30, 1999 was $450,000.

NOTE 8 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:


                                      Sept. 30,       Dec. 31         Dec. 31
                                        1999           1998             1997
                                    -----------    -------------    ------------
Net assets - Partners' Capital
   per financial statements         $11,259,262      11,948,707      $12,879,547
Formation Loan receivable               187,471         253,387          341,275
Allowance for doubtful accounts       1,069,251         787,042          424,738
                                    -----------    -------------    ------------
Net assets tax basis                $12,515,984     $12,989,136      $13,645,560
                                    ===========    =============   =============

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

     (b) The  Carrying  Value  of  Mortgage  Investments  - (see  note 2 (c)) is
$11,581,881. The September 30, 1999, fair value of these investments of $11,319,809 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar Mortgage Investments would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

NOTE 10 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The Mortgage Investments are secured by recorded deeds of trust. At September 30, 1999, there were 48 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    48
Total Mortgage Investments outstanding                               $11,581,881

Average Mortgage Investment outstanding                                 $241,289
Average Mortgage Investment as percent of total                            2.08%
Average Mortgage Investment as percent of Partners' Capital                2.14%

Largest Mortgage Investment outstanding                               $1,500,000
Largest Mortgage Investment as percent of total                           12.95%
Largest Mortgage Investment as percent of Partners' Capital               13.32%

Number of counties where security is located (all California)                 14

Largest percentage of Mortgage Investments in one county                  26.98%
Average Mortgage Investment to appraised value of security at
time Mortgage Investment was consummated                                  64.70%

Number of Mortgage Investments in foreclosure                                  1


     The following categories of mortgage investments are pertinent at September 30, 1999, and December 31, 1998, 1997:

                                  September 30     December 31     December 31
                                       1999           1998             1997
                                  ------------     -----------     -------------
First Trust Deeds                   $4,891,101      $8,638,976        $6,810,113
Second Trust Deeds                   4,924,230       4,188,401         5,719,369
Third Trust Deeds                    1,566,549         181,808           720,258
Fourth Trust Deeds                     200,001         200,001           200,001
                                  ------------     -----------     -------------
Total Mortgage Investments          11,581,881      13,209,186        13,449,741
Prior liens due other lenders       16,591,114      12,728,867        17,951,579
                                  ------------     -----------     -------------
  Total debt                       $28,172,995     $25,938,053       $31,401,320
                                  ------------     -----------     -------------
Appraised property value at time
  of loan                          $43,543,813     $42,393,561       $52,077,885
                                  ------------     -----------     -------------
Total investments as a percent of
   appraised Value                      64.70%          61.18%            60.30%
                                  ------------     -----------     -------------
Investments by Type of Property

Owner occupied homes                  $774,029        $746,334        $1,104,742
Non-Owner occupied homes             1,634,589       1,691,016         1,464,596
Apartments                             553,063         897,292         1,666,916
Commercial                           8,620,200       9,874,544         9,213,487
                                  ------------     -----------       -----------
                                   $11,581,881     $13,209,186       $13,449,741
                                  ============     ===========     =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998(audited) AND
                         SEPTEMBER 30, 1999 (unaudited)

     Scheduled maturity dates of Mortgage Investments as of September 30, 1999, are as follows:

                        Year Ending
                        December 31,
                    --------------------
                            1999                                $2,103,816
                            2000                                 4,730,310
                            2001                                 4,084,000
                            2002                                   264,486
                            2003                                    64,047
                         Thereafter                                335,222
                                                             ===============
                                                               $11,581,881
                                                             ===============

     The scheduled maturities for 1999 include approximately $2,012,816 in eleven Mortgage Investments which are past maturity at September 30, 1999. Interest payment on most of these Mortgage Investments are current.

     Eleven Mortgage Investments with principal outstanding of $1,655,227 had interest payments overdue in excess of 90 days. Two Mortgage Investments with principal outstanding of $231,966 were considered impaired at September 30, 1999. That is interest accruals are no longer recorded thereon.

     The cash balance at September 30, 1999 of $339,588 was in three banks with interest bearing balances totalling $291,983. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $142,701.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 1999, Partners' Capital totalled $11,259,262.

     At September 30, 1999, the Partnership Mortgage Investments outstanding totalled $11,581,881. This represents a decrease of $1,627,305 from the December 31, 1998 Mortgage Investments balance. This reduction in Mortgage Investments outstanding as of September 30, 1999 was chiefly due to the pay-off of some substantially larger notes during the third quarter. The proceeds from the note pay-offs were used to partially pay down the line of credit which shows a decrease from June 30, 1999 balance. The ability of the Partnership to invest in new Mortgage Investments during nine months through September 30, 1999, was partially offset by withdrawals of income and capital by the Partners in the amount of $1,427,995 including early withdrawal penalties. Mortgage Investments increased from $12,036,293 from 1996 to $13,449,741 in 1997, an increase of $1,413,448. This was chiefly due to the ability of the General Partners to reduce the net amounts invested in real estate owned (REO) during the twelve months, by increasing bank credit line borrowing to $2,341,816 as of December 31, 1997 from $1,175,000 as of December 31, 1996, and by reinvesting earnings of $419,231. Mortgage Investments decreased slightly from $12,382,641 as of December 31, 1995, to $12,036,293 as of December 31, 1996. The Partnership began funding Mortgage Investments on December 27, 1989, and as of September 30, 1999, had credited the Partners' accounts with income at an average annualized yield of 7.75%.

     Currently, mortgage interest rates are lower than those prevalent at the inception of the Partnership. New Mortgage Investments are being originated at these lower interest rates. The result is a reduction of the average return across the entire portfolio held by the Partnership. In the immediate future, interest rates are expected to fluctuate only slightly. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly. As of September 30, 1999, the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to $358,052 and $5,956, respectively. These accounts had combined balances of $397,396, $1,033,156 and $1,710,739 for the years ended December 31, 1998 and 1997, and 1996, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the year, 1999, will be higher than the previous year.

     The Partnership has a line of credit (see Note 7). This added source of funds helps to maximize the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of September 30, 1999, the Partnership is current with its interest payments on the line of credit. In 1996, interest payments decreased to $127,454 reflecting the Partnership's overall smaller average outstanding credit line balance due primarily to a large number of Mortgage Investment payoffs. For the years ended December 31, 1997 and 1998, interest paid was $198,316 and $170,867 respectively, reflecting an overall greater average utilization of the credit line from the previous three years.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar partnerships over the last twenty-two years. Mortgage Servicing Fees decreased from $97,267 in 1996, to $83,559 in 1997, primarily due to timing of receipt of payments from borrowers and actual payment of the Mortgage Servicing Fee. Mortgage Servicing Fees increased in 1998 to $128,493 due to an increase of the monthly loan servicing fee to 1/12% (1% per year). For nine months through September 30, 1999, Mortgage Servicing Fees incurred were $109,209. Asset Management Fees increased from $0 in 1997 to $16,141 in 1998. Asset Management Fees for nine months ended September 30, 1999, were $11,249. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure. Each of these are discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 1999, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers' payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of possible swings and the General Partners' inability to control many of these factors, actual results may differ significantly from estimates made by the General Partners. Management provided $419,437, $434,495 and $423,054 as provision for doubtful accounts for the years ended December 31, 1996, 1997 and 1998, respectively. During nine months through September 30, 1999, the Partnership provided $313,483 for doubtful accounts. The provision for doubtful accounts was increased to $434,495 in 1997as the selling of REO accumulated primarily in the California recession of the early to mid 1990's netted less proceeds than originally anticipated and the General Partners further refinement of anticipated sales proceeds on remaining REO, collections of unsecured receivables, and additional provisions for unspecified losses. The provision for doubtful accounts was decreased by $11,441 to $423,054 in 1998. This decrease reflected reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

     The September 23, 1999 issue of the San Mateo Times published a new UCLA Anderson forecast which focused on the California economy. The General Partners agree with their observations and predictions. The UCLA focus stated:

     "The California economy will grow at a healthy pace over the next two decades, but there is little chance of returning to the sustained economic boom that carried the state during the first four decades following World War II.

     California's economic growth will be limited by the consequences of population growth: high housing costs, traffic congestion and long commute times, according to the quarterly forecast released Tuesday. Looking at the national scene, the forecast predicted the Federal Reserve Board will raise interest rates another half percent over the next few months and then hold steady at 5.75 percent through 2000 to further curb inflation risks. The increase will slow economic growth from 3.9 percent in 1999 to 2.5 percent.

     "This forecast is for a very soft landing", the forecast said. In California, employment will grow by about 2.1 percent annually through 2020, good for a cumulative increase of 50 percent.

     That rate contrasts with an average growth rate of 3.5 percent from 1950 to 1990, when the California economy depended heavily on the Cold War arms race and expanding government space programs, said Tom Lieser, executive director of the Anderson Forecast and author of the report's California section.

     "A lot of that basically fell from the sky so to speak", Lieser said. "It came from the defense budget right to our doorstep. California was blessed with conditions that made this the capital of the aerospace industry".

     That market changed in 1990 when the Cold War ended and defense spending fell sharply.

     The United States fell into recession, with California suffering more than most other states. What eventually emerged, Lieser said, is an economy that is more diverse and less vulnerable to the federal budget.

     "Now we have a market-driven economy, which was built on the technological specialization that we had from aerospace and our universities. We build on that, but we don't have to worry about that going away". he said.

     Aerospace employment peaked in the 1980s at 380,000, and fell to 165,000 by 1996 in the wake of the downsizing. Aerospace employment has stabilized, but growth will be limited, the report said.

     The challenge of the next two decades will be to build housing, roads and other infrastructure that sustained growth will require".

     To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc. This translates into more loan activity, which is beneficial to the Partnership.

     The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The Partnership's basis of $ 0, $346,017 and $242,394 for the years ended December 31, 1998, 1997 and 1996 respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop the property into a subdivision consisting of approximately 63 residential units (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, population density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and the protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project is Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the arsenic contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc. which, among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and/or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners and is unrelated to the arsenic contamination for which Rhone-Poulanc, Inc. remains responsible. At this time the General Partners do not believe that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     At the time of subscription to the Partnership, Limited Partners elected whether to receive monthly, quarterly or annual cash distributions from the Partnership or to compound earnings in their capital account. If the Limited Partner initially elected to receive monthly, quarterly or annual distributions, such election, once made, was irrevocable. However, a Limited Partner could change his election regarding whether he wanted to receive such distributions on a monthly, quarterly or annual basis. If the Limited Partner initially elected to compound earnings in their capital account in lieu of cash distributions, he could, after five (5) years, change his election and receive monthly, quarterly or annual cash distributions. Earning allocable to Limited Partners who elected to compound earnings in their capital accounts are retained by the Partnership for making further Mortgage Investments or for other proper Partnership purposes, and such amounts are being added to such Limited Partners' capital accounts. During the last three years and the nine month period ending September 30, 1999, the following distribution of earnings, after allocation of syndication costs, were made to the Limited Partners. These earnings are tabulated separately for compounding and distributing partners.

                                                                     9 months
                         December 31,   December 31,  December 31,    through
                            1996          1997           1998      Sept 30, 1999
                         ------------   ------------  -----------  -------------
Compounding Partners      $514,167       $419,231       $381,747        $310,571
Distributing Partners     $336,341       $399,379       $456,358        $362,064
                          -----------   ------------  -----------  -------------
Total Earnings            $850,508       $818,610       $838,105        $672,635

     As of December 31, 1996, December 31, 1997, December 31, 1998 and nine months through September 30, 1999, Limited Partners electing to withdraw earnings represented 36%, 44%, 53%, 54% and 56% of the Limited Partners' capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the three years and the nine month period stated above, capital liquidation subject to a 10% penalty and the normal capital liquidation for accounts to be paid over 5 years or more, distributed to Limited Partners totalled:

                                                                     9 months
                     December 31,   December 31,  December 31,     through
                          1996           1997         1998    September 30, 1999
                   ------------     ----------  ------------    ----------------
Capital liquidation
 10% penalty          $403,634       $475,348      $381,458           $182,083
 no penalty           $318,902       $737,568    $1,019,017           $883,848
                   ------------   ------------  ------------       -------------
Total                 $722,536     $1,212,916    $1,400,475         $1,065,931

     These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1996, December 31, 1997, December 31, 1998 and September 30, 1999,
respectively and is expected by the General Partners to commonly occur at these levels.

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

     Actual liquidation of both capital and earnings from year five (1994) through year nine (1998), and nine months through September 30, 1999, is shown hereunder:

                          Years ended December 31,
                         -------------------------
                    1994                    1995                    1996
               -------------            ------------             -------------
Earnings         $263,206                 270,760                 336,341
Capital*         $340,011                 184,157                 722,536
               ------------             ------------             -------------
Total            $603,217                $454,917              $1,058,877
               ------------             ------------             -------------

                                                                   9 months
                   1997                    1998                 through 9/30/99
               ------------             ------------             -------------
Earnings          399,379                 456,358                 362,064
Capital*        1,212,916               1,400,475               1,065,931
               -----------              ------------             -------------
Total          $1,612,295              $1,856,833              $1,427,995
               -----------              ------------             -------------

* These amounts represent gross of early withdrawal penalties.

     The Year 2000 will be a challenge for the entire world, with respect to the conversion of existing computerized operations. The Partnership is completing its assessment of Year 2000 hardware and software issues. The hardware issue is fully complete and tested. The Partnership relies on Redwood Mortgage Corp., an affiliate of the Partnership, third party and software vendors for its computer software. Major services provided to the Partnership by these companies are loan servicing, accounting and investor services. The software for loan servicing is installed and is in compliance with Year 2000 issues. Installation of accounting software that is Year 2000 compliant began and was completed during the second quarter of 1999 and has been tested since that time. The investor servicing software is still being modified, however software maintenance agreements provide for Year 2000 compliance. Additionally, the Partnership has contacted several outside vendors that provide investor services as a possible alternative to providing investor services in house. These service providers will be more expensive than the current in house systems, but they do provide a back-up alternative. Reports are being run parallel to insure accuracy of Year 2000 compliance. This will continue through December 31, 1999.

     The costs of updating the various software systems will be borne by the various companies that supply the Partnership with services. Therefore, no significant capital outlays are anticipated and the Partnership expects only incidental costs of conversion for Year 2000 issues.

     The Partnership is in the business of making Mortgage Investments secured by real estate. The most important factor in making the Mortgage Investments is the value of the real estate security. Year 2000 issues have some potential to affect industries and businesses located in the marketplaces in which the Partnership places its Mortgage Investments. This would only have an effect on the Partnership if Year 2000 issues cause a significant downturn in the northern California economy. The fact that Silicon Valley is located in our marketplace, there may be significant increased demand for Silicon Valley type services and goods as companies make ready for the Year 2000 conversion.

     Although almost complete, if any or all accounting, loan servicing and investor services conversions should fail, the size and scope of the Partnership's activities are such that a failure could be handled at an equal or higher cost. This could be done on a manual basis or outsourced to other servicers existing in the industry, while correcting systems problems and are likely to be temporarily in nature. While this would entail some initial set up costs, these costs would likely not be so significant as to have a material effect upon the Partnership. Shifting portions of daily operations to manual or outsourced systems may result in time delays, which could negatively affect customer relations and lead to the potential loss of new loans and Limited Partner investments.

     The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the General Partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or even substantially correct.

     Various other risks and uncertainties could also affect the Year 2000 analysis causing a more severe effect on the Partnership than discussed above. The General Partners Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by external parties who may have no relationship to the Partnership or the General Partners, but who have a significant relationship with one or more third parties, and may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partners are attempting to identify such external parties, no assurance can be given that it will be able to do so.

     Furthermore, third parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners' for these third parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners systems fail, whether because of unforeseen complications or because of third parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnerships results of operations would likely be adversely affected.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP
------------------------------------------------------------------
     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 12-13, under the section "Compensation of the General partners and their Affiliates", which is incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine month period ended September 30, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving      Description of Compensation                        Amount
Compensation          and Services Rendered
--------------------------------------------------------------------------------
I.

Redwood Mortgage      Mortgage Servicing Fee for
Corp.                 servicing Mortgage Investments ...................$109,209

General Partners &/or
Affliates             Asset Management Fee for
                      managing assets....................................$11,249

General Partners      1% interest in profits..............................$6,794

II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)


Redwood Mortgage     Mortgage Brokerage  Commissions for services in connection
Corp.                with the review, selection, evaluation, negotiation, and
                     extension of the Mortgage Investments paid by the borrowers and not by the Partnership.........................$130,463

Redwood Mortgage     Processing  and Escrow  Fees for  services  in  connection
 Corp.               with notary, docyment preparation, credit investigation,
                     and escrow fees payable by the borrowers and not by the
                     Partnership..........................................$3,408


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME..........................................$22,795

       MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 1999

                       Partnership Highlights
-------------------------------------------------------------------------------
Mortgage Investment to Value Ratios

First Trust Deeds                                              $4,891,100.96
Appraised Value of Properties *                                 8,073,973.00
   Total Investment as a % of Appraised Value                         60.58%

First Trust Deed Mortgage Investments                           4,891,100.96
Second Trust Deed Mortgage Investments                          4,924,229.99
Third Trust Deed Mortgage Investments                           1,566,548.71
Fourth Trust Deed Mortgage Investments  **                        200,001.20
                                                            ----------------
                                                              $11,581,880.86

First Trust Deeds due other Lenders                            14,596,768.00
Second Trust Deeds due other Lenders                            1,851,488.00
Third Trust Deeds due other Lenders                               142,858.00
                                                            ----------------
Total Debt                                                    $28,172,994.86

   Appraised Property Value *                                  43,543,813.00
   Total Investment as a % of Appraised Value                         64.70%

Number of Mortgage Investments Outstanding                                48

Average Investment                                               $241,289.18
Average Investment as a % of Net Assets                                2.14%
Largest Investment Outstanding                                  1,500,000.00
Largest Investment as a % of Net Assets                               13.32%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                 42.23%
Second Trust Deed Mortgage Investments                                42.52%
Third Trust Deed Mortgage Investments                                 13.52%
Fourth Trust Deed Mortgage Investments                                 1.73%
                                                            ----------------
Total                                                                100.00%

Mortgage Investments by Type of

Owner Occupied Homes                    $774,029.29                    6.68%
Non Owner Occupied Homes               1,634,588.46                   14.11%
Apartments                               553,062.84                    4.78%
Commercial                             8,620,200.27                   74.43%
                                      -------------         ----------------
Total                                $11,581,880.86                  100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 1

*Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County


County                                         Total Loans          Percent

Stanislaus                                   $3,124,456.60           26.98%
San Mateo                                     3,016,090.05           26.04%
Santa Clara                                   1,712,387.34           14.79%
San Francisco                                 1,289,242.93           11.13%
Contra Costa                                    741,077.83            6.40%
Alameda                                         721,642.91            6.23%
Marin                                           370,388.39            3.20%
Sonoma                                          158,736.30            1.37%
Sacramento                                      111,981.41            0.97%
Ventura                                          91,000.00            0.79%
Shasta                                           80,451.27            0.69%
Monterey                                         77,077.39            0.66%
Santa Cruz                                       46,376.24            0.40%
Solano                                           40,972.20            0.35%
                                             -------------       ----------
Total                                       $11,581,880.86          100.00%
                                             -------------       ----------

     ** Redwood Mortgage Investors VII, together with other Redwood Partnerships, holds a second and a fourth trust deed against the secured property. In addition, the principals behind the borrower corporation have given personal guarantees as collateral. The overall loan to value ratio of this loan is 76.52%. The borrower is paying a fixed interest rate of 12.25%, and the Partnership and other lenders will also be entitled to share in profits generated by the corporation with respect to the secured property. The affiliates of the Partnership had entered into previous loan transactions with this borrower which have been concluded successfully, resulting in additional revenue beyond interest payments for the affiliates involved.

                                                      PART 2
                                                 OTHER INFORMATION

         Item 1.           Legal Proceedings
                           -----------------
                                    None, where the Partnership is a defendant.
                                    Please refer to Note 6 of Notes to
                                    Financial Statements.

         Item 2.           Changes in the Securities
                           -------------------------
                                    Not Applicable

         Item 3.           Defaults upon Senior Securities
                           -------------------------------
                                    Not Applicable

         Item 4.           Submission of Matters to a Vote of Security Holders
                           ---------------------------------------------------
                                    Not Applicable

         Item 5.           Other Information
                           -----------------
                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K
                           --------------------------------
                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant has not filed any reports on Form 8-K during the three month period ending September 30, 1999

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 10th day of November, 1999.

REDWOOD MORTGAGE INVESTORS VII



By:      /s/ D. Russell Burwell
        -------------------------
         D. Russell Burwell, General Partner


By:      /s/ Michael R. Burwell
        -------------------------
         Michael R. Burwell, General Partner

By:      Gymno Corporation, General Partner

         By:     /s/ D. Russell Burwell
        -------------------------
                 D. Russell Burwell, President

         By:     /s/ Michael R. Burwell
        -------------------------
                 Michael R. Burwell, Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 10th day of November, 1999.



Signature                          Title                                Date
---------                          -----                                ----
/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell          General Partner                    November 10, 1999
---------------------------------


/s/ Michael R. Burwell
----------------------------------
Michael R. Burwell          General Partner                    November 10, 1999


/s/ D. Russell Burwell
---------------------------------
D. Russell Burwell          President of Gymno Corporation,    November 10, 1999
                            (Principal Executive Officer);
                            Director of Gymno Corporation

/s/ Michael R. Burwell
--------------------------------
Michael R. Burwell          Secretary/Treasurer of Gymno       November 10, 1999
                            Corporation (Principal Financial
                            and Accounting Officer); Director
                            of Gymno Corporation