Form 10-K
period 1999-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2000-03-30
CIK 854092

REDWOOD MORTGAGE INVESTORS VII

                       (a California Limited Partnership)

                               Index to Form 10-K

                                December 31, 1999

                                     Part I

                                                                        Page No.
Item 1 - Business                                                              3
Item 2 - Properties                                                          4-5
Item 3 - Legal Proceedings                                                     6
Item 4 - Submission of Matters to a vote of Security
         Holders (partners)                                                    6

                                     Part II

Item 5 - Market for the Registrant's Partners' Capital and related
         matters                                                               6
Item 6 - Selected Financial Data                                             6-8
Item 7 - Management's Discussion and Analysis of Financial condition
         and Results of Operations                                          9-13
Item 8 - Financial Statements and Supplementary Data                       14-37
Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             38

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                  38
Item 11 - Executive Compensation                                              39
Item 12 - Security Ownership of Certain Beneficial Owners and management      40
Item 13 - Certain Relationships and Related Transactions                      40

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          on Form 8- K.                                                    40-41

Signatures                                                                    42

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of

                       the Securities Exchange Act of 1934

      For the year ended December 31, 1999 Commission file number 33-30427
--------------------------------------------------------------------------------

    REDWOOD MORTGAGE INVESTORS VII (Exact name of registrant as specified in its charter)
    California                                                       94-3094928
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                          94063
--------------------------------------------------------------------------------
(address of principal executive offices)                           (zip code)

Registrant's telephone No. including area code                    (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
Limited Partnership Units                                        None

--------------------------------------------------------------------------------

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

YES         XXXX                                                NO
----------------------                                    ------------------

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

                                     Part I

Item 1 - Business

Redwood Mortgage Investors VII, a California limited partnership (the "Partnership"), was organized in 1989 of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the Partnership and the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making Mortgage Investments secured by deeds of trust on California real estate. Mortgage Investments are arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The Partnership's objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria" pages 26-31 of the Prospectus which is incorporated by reference.

Originally, 60,000 Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the General Partners increased the number of units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992. The offering closed on September 30, 1992, and the Limited Partners contributed capital totalled $11,998,359 of an approved $12,000,000 issue, in units of $100 each. At that date all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom), was filed on September 21, 1992.

The Partnership began selling units in October, 1989 and began investing in mortgages in December, 1989. At December 31, 1999, the Partnership had a balance in its Mortgage Investments portfolio totalling $11,011,660 with interest rates thereon ranging from 6.50% to 18.00%.

Currently, Mortgage Investments secured by First Trust Deeds comprise 55.19% of the amount of funds in the Mortgage Investment portfolio followed by Second Trust Deeds of 38.80% and Third Trust Deeds of 6.01%. Owner-occupied homes, combined with non-owner occupied homes total 24.41% of the Mortgage Investments. Commercial Mortgage Investments origination decreased from last year, now comprising 73.93% of the portfolio, a decrease of 1.78%. Loans to apartments totaled 1.66%. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. 63.32% of the total Mortgage Investments, are in six counties of the Bay Area. The County of Stanislaus makes up 25.66% of the Mortgage Investments. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of Mortgage Investments are primarily in Northern California. Mortgage Investment size increased this past year, and is now averaging $262,182 per Mortgage Investment, an increase of $12,952. Some of the larger Mortgage Investments invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 37.58%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's Mortgage Investment portfolio is in good condition with only one property in foreclosure as of December, 1999.

Item 2 - Properties

A summary of the Partnership's Mortgage Investment Portfolio as of December 31, 1999 is set forth below.

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                  $6,077,532.10
Appraised Value of Properties                                      10,228,718.00
  Total Investment as a % of Appraisal                                    59.42%
First Trust Deeds                                                  $6,077,532.10
Second Trust Deed Mortgage Investments                              4,272,714.56
Third Trust Deed Mortgage Investments                                 661,413.71
                                                             -------------------
                                                             -------------------
                                                                   11,011,660.37

First Trust Deeds due other Lenders                                 8,620,674.00
Second Trust Deeds due other Lenders                                1,768,559.00

Total Debt                                                        $21,400,893.37

  Appraised Property Value                                        $34,223,193.00
  Total Investments as a % of Appraisal                                   62.53%

Number of Mortgage Investments Outstanding                                    42

Average Investment                                                    262,182.39
Average Investment as a % of Net Assets                                    2.38%
Largest Investment Outstanding                                      1,500,000.00
Largest Investment as a % of Net Assets                                   13.62%

Mortgage Investments as a Percentage of Total Mortgage Investments

First Trust Deeds                                                         55.19%
Second Trust Deeds                                                        38.80%
Third Trust Deeds                                                          6.01%
                                                             -------------------
                                                             -------------------
Total                                                                    100.00%

Mortgage Investments  by                  Amount             Percent
Type of Property

Owner Occupied Homes                      $340,863.95             3.09%
Non-Owner Occupied Homes                 2,347,394.44            21.32%
Apartments                                 182.674.45             1.66%
Commercial                               8,140,727.53            73.93%
                                     -----------------       -----------

Total                                  $11,011,660.37           100.00%

The following is a distribution of Mortgage Investments outstanding as of December 31, 1999 by Counties.

County                            Total Mortgage              Percent
                                    Investments

San Mateo                            $2,950,790.20             26.80%
Stanislaus                            2,825,822.45             25.66%
San Francisco                         1,359,061.49             12.34%
Contra Costa                          1,325,498.54             12.04%
Alameda                                 720,782.04              6.54%
Santa Clara                             616,969.92              5.60%
Santa Cruz                              522,217.74              4.74%
Placer                                  328,881.51              2.99%
Sonoma                                  158,672.03              1.44%
Sacramento                               96,716.11              0.88%
Shasta                                   80,248.34              0.73%
Ventura                                  26,000.00              0.24%
                                 ------------------       ------------
                                 ------------------       ------------

Total                               $11,011,660.37            100.00%


Statement of Condition of Mortgage Investments

Number of Mortgage Investments in Foreclosure                     -1-

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:

                         Year Ending
                         December 31,

                      -------------------

                             2000                                     $4,734,685
                             2001                                      5,013,881
                             2002                                        263,535
                             2003                                         63,983
                             2004                                        146,616
                          Thereafter                                     788,960
                                                                ----------------
                                                                     $11,011,660

                                                                ================

The scheduled maturities for 2000 include approximately $1,481,528 in nine mortgage investments which are past maturity at December 31, 1999. Interest payments on most of these loans are current. $912,875 of these Mortgage Investments were categorized as delinquent over 90 days.

Six Mortgage Investments with principals outstanding of $964,224 had interest payments overdue in excess of 90 days.

Six  Mortgage  Investments  with  principals   outstanding  of  $1,099,474  were
considered impaired at December 31, 1999. That is interest accruals are no longer recorded thereon.

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

                                     Part II

Item 5 - Market for the Registrant's Units and Related Partnership Matters.

120,000 units at $100 each (minimum 20 units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited Partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.

A description of the Partnership units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and summary of Limited Partnership Agreement, pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

Redwood Mortgage Investors VII began operations in December 1989. Financial results for years 1984 to 1989 for prior partnerships are incorporated by reference to the Prospectus (S-11) dated October 20, 1989, Table III pages 7 through 11 and Supplement No. 3 dated October 2, 1990 to Prospectus dated October 20, 1989, Table III pages 27 through 33.

Financial condition and results of operation for the Partnership for three years to December 31, 1999 were:

                                           Balance Sheet

                                                Assets

                                                                           December 31,
                                                       ------------------------------------------------------

                                                                 1999                 1998                1997
                                                       ---------------      ---------------      --------------
Cash                                                         $388,770             $461,544            $520,837
Accounts Receivable:
   Mortgage Investments secured by Deeds of Trust          11,011,660           13,209,186          13,449,741
   Accrued interest and other fees                            357,177              442,350             427,952
   Advances on Mortgage Investments                            31,669               39,733              33,154
   Other receivables - Unsecured                              163,085              242,493             252,422
   Less allowance for losses                                (828,563)            (787,042)           (424,738)
Real Estate Owned acquired through foreclosure at
    estimated net realizable value                            307,931              397,396             687,139
Partnership Interest                                                0                    0             346,017
Real Estate Owned in Process                                  525,510                    0                   0

                                                       ---------------      ---------------      --------------
                                                          $11,957,239          $14,005,660         $15,292,524
                                                       ---------------      ---------------      --------------





                                    Liabilities and Partners Capital

                                                                           December 31,
                                                       ------------------------------------------------------

                                                                 1999                1998               1997
                                                       ---------------     --------------     ---------------
Liabilities:
Note payable - Bank                                          $800,000          $1,912,663         $2,341,816
Accounts payable and accrued expenses                          32,234              12,547              1,845
Deferred Interest                                             115,709             131,743             69,316
                                                       ---------------     ---------------     --------------
                                                              947,943           2,056,953          2,412,977

Partners' Capital:
  General Partners                                             11,978              11,978             11,978
  Limited Partners subject to redemption                   10,997,318          11,936,729         12,867,569
                                                       ---------------     ---------------     --------------
     Total Partners Capital                                11,009,296          11,948,707         12,879,547
                                                       ---------------     ---------------     --------------


                                                          $11,957,239         $14,005,660         $2,341,816
                                                       ---------------     ---------------     --------------


                               Statement of Income

Gross revenue                                              $1,663,245          $1,657,728          $1,623,863
Expenses                                                      753,664             811,157             796,984
                                                       ---------------     ---------------      --------------


Net Income                                                    909,581             846,571            $826,879
                                                       ---------------     ---------------      --------------

Net income to General Partners (1%)                             9,096               8,466              $8,269
                                                       ===============     ===============      ==============

Net Income to Limited Partners (99%)                          900,485             838,105            $818,610
                                                       ===============     ===============      ==============


Net Income per $1,000 invested by Limited Partners for entire period:

   - where income is reinvested and compounded                    $79                 $67                 $61
                                                       ===============     ===============      ==============

   - where partner receives income in monthly
       distributions                                              $76                 $65                 $59
                                                       ===============     ===============      ==============


Net income in 1997 averaged at an annualized yield of 6.10%. In 1998, the annualized yield was 6.69% and in 1999 the annualized yield was 7.86%. Average annualized yield since inception through December 31, 1999, was 7.75%.

ITEM 7  -    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      ---------------------------------------------------------
                            AND RESULTS OF OPERATIONS

On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 1999, Partners' Capital totaled $11,009,296.

At December 31, 1999, the Partnership Mortgage Investments outstanding totalled $11,011,660. This represents a decline of $2,197,526 from the December 31, 1998 Mortgage Investments balance. This reduction in Mortgage Investments outstanding as of December 31, 1999 was chiefly due to cash proceeds from Mortgage Investment repayments being used to fund withdrawals to the Limited Partners of $1,927,783, and a decrease in Note Payable-Bank of $1,112,663, offset by reinvestment of earnings of $409,644, funds generated from a reduction of real estate owned ($89,465), reduction in accrued interest, other receivables and investment of cash. To a certain extent, the reduction was also due to significant loan pay-offs towards the latter part of 1999. The ability of the Partnership to invest in new Mortgage Investments during 1999 was partially offset by withdrawals of income and capital by the Partners in the amount of $1,927,783 including early withdrawal penalties. Mortgage investments decreased from $13,449,741 from 1997 to $13,209,186 in 1998, a decrease of $240,555 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, convert it's partnership interest to cash of $346,017, reinvestment of earnings of $390,213. offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable - Bank of $1,112,663 and investment of cash. The Partnership began funding Mortgage Investments on December 27, 1989, and as of December 31, 1999, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.75%.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of December 31, 1999 the Partnership Real Estate Owned account and the investment in Partnership account have been reduced to a combined balance of $307,931. These accounts had combined balances of $1,033,156 and $397,396 for the years ended December 31, 1997 and 1998, respectively. The conversion of these non-earning assets to income producing assets will generate increased income. The overall effect of these developments will allow the Partnership to increase the annualized yields paid by the Partnership in future quarters. The General Partners anticipate that the annualized yield for the coming new year, 2000, will be higher than the previous year.

The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,500,000, at a variable interest rate set at one half percent above the prime rate. As of December 31, 1999, December 31, 1998 and December 31, 1997, the balances were $800,000, $1,912,663 and
$2,341,816, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of December 31, 1999, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1997, 1998 and 1999, interest paid was $198,316, $170,867 and $182,350, respectively, reflecting an overall average utilization of the credit line of approximately $2,200,000, with an average variance of $325,000.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-two years. Mortgage Servicing Fees increased in 1998 to $128,493, and in 1999 to $127,440, from $83,559 in 1997 chiefly due to an increase during the 1998 year of the monthly loan service fee to 1/12% (1% per year). Asset Management Fees increased in 1999 from $0 in 1997 to $16,141 in 1998, and to $44,524 in 1999. In 1997, the General
Partners  waived or  partially  waived  this fee to the  Partnership.  All other expenses  flucuated  in a very close range except for Interest on Note Payable -
bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower
foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 1999, there was only one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $434,495, $423,054 and $329,057 as provision for doubtful accounts for the years ended December 31, 1997, 1998 and 1999, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998 and by $93,997 to $329,057 in
1999. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

The February 18, 2000 issue of the "Alert" publication, published by the California Chamber of Commerce, said the following about California's thriving economy:

"Job gains grew in the fourth quarter of 1999, as the California economy accelerated. For the year as a whole, employment grew by 2.9 percent, considerably stronger than in the nation. This gain likely will be revised upward to 3.3 percent, or so, in the benchmark revisions to be released in late February.

State unemployment, at 4.9 percent in the last four months, is lower than in more than 30 years. Tax revenues are flooding into Sacramento, in part because of the strong economy, but also because of exercised stock options, strong bonuses and huge realized stock market gains.

The state economy's strength has been widespread across major industries, but concern about residential real estate is growing.

Housing permits were issued at an annual rate of 139,000 units through November 1999, well below almost everyone's expectations and the 220,000 units averaged annually in the 1980s. Clearly, not enough housing is being built in the state.

High land prices, restrictive local land use policies, the re-emergence of the slow growth/no growth movement, and federal environmental regulations are constraining home building. As a result, affordability is declining at an alarming rate.

The affordability of existing homes is low in San Diego and Orange counties and extremely low almost everywhere in the San Francisco Bay Area. In what seems like a paradox, an oversupply of expensive new homes is developing. This also happened under similar circumstances in the late 1980s.

In areas of particularly high land prices and long permitting and other building delays, building entry and mid-level housing becomes more difficult to "pencil out". As developers turn increasingly to expensive housing, the supply of expensive housing can quickly outstrip demand. Also, the affordability of new homes can dip considerably below that of existing homes.

In Orange County, for example, a relatively low 32 percent of households could afford to buy the median-priced existing home sold in November; only 19 percent could afford to buy the median-priced new home."

To the Partnership, the above evaluation of the California economy means an increase in property values, job growth, personal income growth, etc., which all translates into more loan activity, which of course, is healthy for the Partnership's lending activity.

The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $9,039, $ 0, and $346,017 for the years ended December 31, 1999, 1998 and 1997, respectively, has been invested with that of two other Partnerships. The Partnership had been attempting to develop property into an approximately 63 units residential subdivision, (the "Development"). The proposed Development had gained significant public awareness as a result of certain environmental, fish and wildlife, density, and other concerns. Incorporated into the proposed Development were various mitigation measures which included remediation of hazardous material existing on the property, and protection of potentially affected species due to the proximity of the property to the San Francisco Baylands. These issues and others sparked significant public controversy. Opposition against and support for the proposed Development existed. Among those in opposition to the project was Rhone Poulanc, Inc. which is responsible for a nearby hazardous waste site. Rhone Poulanc, Inc. has been identified as the Responsible Party for the Arsenic Contamination which affected a portion of the property. On May 8, 1998, the Partnership, in order to resolve disputes which arose during the course of the attempts to obtain entitlements for this Development, entered into agreements with Rhone-Poulanc, Inc which among other things, restricted the property to non residential uses, provided for appropriate indemnification and included other considerations including a cash payment to the Partnership. The Partnership has retained ownership of the property, which is subject to various deed restrictions, options and or first rights of refusal. The General Partners are pleased with this outcome to the residential development attempt. The General Partners may now explore other available options with respect to alternative uses for the property. In order to pursue these options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property.

This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which Rhone-Poulanc, Inc. remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1997, 1998 and 1999, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of, $399,379, $456,358 and $490,841, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1997, 1998 and 1999 to Limited Partners' capital accounts and not withdrawn was $419,231, $381,747 and $409,644, respectively. As of December 31, 1997, December 31 1998 and December 31, 1999, Limited Partners electing to withdraw earnings represented 53%, 54% and 53% of the Limited Partners capital.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1997, 1998 and 1999, $475,348, $381,458 and $231,025, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1997, December 31, 1998 and December 31, 1999, respectively and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, $737,568, $1,019,017 and $1,205,917 respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year ten (1999) is shown hereunder:

                                 Years ended December 31,

                             1994                 1995                  1996
                   ---------------       --------------        --------------
Earnings                 $263,206             $270,760              $336,341
Capital                 *$340,011            *$184,157             *$722,536
                   ---------------       --------------        --------------
Total                    $603,217             $454,917            $1,058,877
                   ===============       ==============        ==============

                             1997                 1998                  1999
                   ---------------       --------------        --------------
Earnings                 $399,379             $456,358              $490,841
Capital               *$1,212,916          *$1,400,475           *$1,436,942
                   ---------------       --------------        --------------
Total                  $1,612,295           $1,856,833            $1,927,783
                   ===============       ==============        ==============

* These amounts represent gross of early withdrawal penalties.

         The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relies on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. Since year 2000 has come, we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems are being addressed by the appropriate software vendors or software programmers. All quarterly and annual computerized functions have not yet been run, however testing of the operations has taken place. We do not expect any significant problems.

         The costs of updating our computer systems were substantially borne by the non affiliated software vendors and the in house system conversion costs to the partnership were marginal.

         Year 2000 issues do not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues are a non-event and will have little if any future effect on the Partnership, its affiliates or the people and businesses with which it associates.

         The foregoing analysis of year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

                           Item 8 - Financial Statements and Supplementary Data

Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

o             Independent Auditor's Report,
o Balance Sheets - December 31, 1999, and December 31, 1998, o Statements of Income for the three years ended December 31, 1999, o Statements of Changes in Partners' Capital for the three years ended December 31, 1999, o Statements of Cash Flows for the three years ended December 31, 1999, o Notes to Financial Statements - December 31, 1999.

B-Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

o        Schedule II     Amounts receivable from related parties and
                         underwriters, promoters, and employees other than
                         related parties
o        Schedule VIII   Valuation of Qualifying Accounts
o        Schedule IX     Short Term Borrowings
o        Schedule XII    Mortgage loans on real estate

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

                         REDWOOD MORTGAGE INVESTORS VII

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                         (With Auditor's Report Thereon)

                        Caporicci, Cropper & Larson, LLP

                          CERTIFIED PUBLIC ACCOUNTANTS

                            1575 Treat Blvd. Ste. 208

                             Walnut Creek, CA 94598

                                 (925) 932-3860

                          INDEPENDENT AUDITOR'S REPORT

THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII

We have audited the financial statements and related schedules of REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) listed in Item 8 on form 10-K including balance sheets as of December 31, 1999 and 1998 and the statements of income, changes in partners' capital and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

                                /s/ Bruce Cropper

                        Caporicci, Cropper & Larson, LLP

Walnut Creek, California
March 15, 2000

                         REDWOOD MORTGAGE INVESTORS VII

                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                        1999                1998
                                             ----------------     --------------
                                                     $388,770           $461,544
                                             ----------------     --------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust  11,011,660         13,209,186
  Accrued Interest on Mortgage Investments            357,177            442,350
  Advances on Mortgage Investments                     31,669             39,733
  Accounts receivables, unsecured                     163,085            242,493
                                             ----------------     --------------
                                                   11,563,591         13,933,762
  Less allowance for doubtful accounts                828,563            787,042
                                             ----------------     --------------
                                                   10,735,028         13,146,720
                                             ----------------     --------------


Real estate in process of acquisition, to be sold     525,510                  0
Real estate owned, acquired through foreclosure,
    held for sale                                     307,931            397,396
                                             ----------------     --------------
                                                  $11,957,239        $15,292,524
                                             ================     ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable - bank line of credit                $800,000         $1,912,663
  Accounts payable and accrued expenses                32,234             12,547
  Deferred Interest                                   115,709            131,743
                                              ---------------     --------------
                                                      947,943          2,056,953
                                              ---------------     --------------

Partners' Capital

  Limited partners' capital, subject to redemption (Note 4E):
     Net of Formation Loan receivable of $165,499 and $253,387 for
     1999 and 1998, respectively
                                                   10,997,318         11,936,729

  General partners' capital,                           11,978             11,978
                                              ---------------     --------------
     Total Partners' Capital                       11,009,296         11,948,707
                                              ---------------     --------------

     Total Liabilities and Partners' Capital      $11,957,239        $14,005,660
                                              ===============     ==============

See accompanying notes to financial statements.



                         REDWOOD MORTGAGE INVESTORS VII

                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                             YEARS ENDED DECEMBER 31,

                                                                ----------------------------------------------------
                                                                    1999                1998               1997
                                                                -------------       -------------      -------------
Revenues:
  Interest on Mortgage Investments                                $1,634,416          $1,625,573         $1,593,335
  Interest on bank deposits                                            6,813               7,465              7,882
  Late charges                                                        14,367              13,632              8,598
  Other                                                                7,649              11,058             14,048
                                                                -------------       -------------      -------------
                                                                -------------       -------------      -------------
                                                                   1,663,245           1,657,728          1,623,863
                                                                -------------       -------------      -------------

Expenses:
  Mortgage servicing fees                                            127,440             128,493             83,559
  Interest on note payable - bank                                    182,350             170,867            198,316
  Clerical costs through Redwood Mortgage                             30,367              34,173             37,760
  Asset management fee                                                44,524              16,141                  0
  Provision for doubtful accounts and losses
       on real estate acquired through foreclosure                   329,057             423,054            434,495
  Professional services                                               21,521              19,983             25,107
  Printing, supplies and postage                                      12,554              12,326             11,997
  Other                                                                5,851               6,120              5,750
                                                                -------------       -------------      -------------
                                                                     753,664             811,157            796,984
                                                                -------------       -------------      -------------


Net Income                                                          $909,581            $846,571           $826,879
                                                                =============       =============      =============

Net income:  To General Partners(1%)                                  $9,096              $8,466             $8,269
                     To Limited Partners (99%)                       900,485             838,105            818,610
                                                                -------------       -------------      -------------
                                                                    $909,581            $846,571           $826,879
                                                                =============       =============      =============

Net income per $1,000 invested by Limited Partners for entire period:

     -where income is reinvested and  compounded                         $79                 $67                $61
                                                                =============       =============      =============

     -where partner receives income in monthly distributions             $76                 $65                $59
                                                                =============       =============      =============



See accompanying notes to financial statements.



                         REDWOOD MORTGAGE INVESTORS VII

                       (A California Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                         PARTNERS' CAPITAL

                                          -----------------------------------------------------
                                                       LIMITED PARTNERS' CAPITAL

                                          -----------------------------------------------------

                                             Capital
                                             Account-          Formation
                                             Limited              Loan
                                            Partners           Receivable             Total
                                          ---------------    ---------------     --------------

Balances at December 31, 1996                $14,002,529         $(429,163)        $13,573,366

Formation Loan collections                             0             60,223             60,223
Net income                                       818,610                  0            818,610
Early withdrawal penalties                      (40,258)             27,665           (12,593)
Partners' withdrawals                        (1,572,037)                  0        (1,572,037)
                                          ---------------    ---------------     --------------

Balances at December 31, 1997                $13,208,844          $(341,275        $12,867,569

Formation Loan collections                             0             66,908             66,908
Net Income                                       838,105                  0            838,105
Early withdrawal penalties                      (30,529)             20,980            (9,549)
Partners' withdrawals                        (1,826,304)                  0        (1,826,304)
                                          ---------------    ---------------     --------------

Balances at December 31, 1998                $12,190,116         $(253,387)        $11,936,729

Formation Loan collections                             0             75,138             75,138
Net Income                                       900,485                  0            900,485
Early withdrawal penalties                      (18,553)             12.750            (5,803)
Partners' withdrawals                        (1,909,231)                  0        (1,909,231)
                                          ---------------    ---------------     --------------

Balances at December 31, 1999                $11,162,817         $(165,499)        $10,997,318
                                          ===============    ===============     ==============



See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                PARTNERS' CAPITAL
                     -------------------------------------------------
                           GENERAL PARTNERS' CAPITAL

                     -------------------------------------------------
                                         Capital Account
                                        General Partners       Total Partners'
                                                                   Capital
                                       ------------------    -------------------

Balances at December 31, 1996                     $11,978            $13,585,344

Formation Loan collections                              0                 60,223
Net income                                          8,269                826,879
Early withdrawal penalties                              0               (12,593)
Partners' withdrawals                             (8,269)            (1,580,306)
                                       ------------------    -------------------

Balances at December 31, 1997                     $11,978            $12,879,547

Formation Loan collections                              0                 66,908
Net income                                          8,466                846,571
Early withdrawal penalties                              0                (9,549)
Partners' withdrawals                             (8,466)            (1,834,770)
                                       ------------------    -------------------

Balances at December 31, 1998                     $11,978            $11,948,707

Formation Loan collections                              0                 75,138
Net income                                          9,096                909,581
Early withdrawal penalties                              0                (5,803)
Partners' withdrawals                             (9,096)            (1,918,327)
                                       ------------------    -------------------

Balances at December 31, 1999                     $11,978            $11,009,296
                                       ==================    ===================


See accompanying notes to financial statements



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                                  YEARS ENDED DECEMBER 31,

                                                                     ---------------------------------------------------

                                                                            1999                1998              1997
                                                                        --------------     ---------------    --------------
Cash flows from operating activities:

  Net income                                                                 $909,581            $846,571          $826,879
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                           332,013             362,304           374,499
    Provision for losses on real estate held for sale                         (2,956)              60,750            59,996
    Early withdrawal penalty credited to income                               (5,803)             (9,549)          (12,593)
    (Increase) decrease in accrued interest & advances                       (62,310)            (20,977)         (155,408)
    Increase (decrease) in accounts payable and accrued expenses               19,687              10,702               373
    Increase (decrease) in deferred interest on Mortgage Investments         (16,034)              62,427          (85,282)
                                                                        --------------     ---------------    --------------

      Net cash provided by operating activities                             1,174,178           1,312,228         1,008,464
                                                                        --------------     ---------------    --------------

Cash flows from investing activities:

    Principal collected on mortgage investments                             9,314,140           6,529,324         6,278,832
    Mortgage Investments made                                             (7,716,617)         (6,398,769)       (7,841,128)
    Additions to Real Estate held for sale                                   (14,111)             323,720         (202,645)
    Dispositions of Real Estate held for sale                                 106,532            (55,532)           979,115
    Proceeds from Partnership                                                       0             522,212                 0
    Investment in Partnership                                                       0           (105,390)         (103,623)
    Proceeds from unsecured Accounts Receivable                                18,956               9,929                 0
                                                                        --------------     ---------------    --------------
      Net cash provided by (used in) investing activities                   1,708,900             825,494         (889,449)
                                                                        --------------     ---------------    --------------

Cash flows from financing activities:

  Net increase (decrease) in note payable-bank                            (1,112,663)           (429,153)         1,166,816
  Formation loan collections                                                   75,138              66,908            60,223
  Partners withdrawals                                                    (1,918,327)         (1,834,770)       (1,580,306)
                                                                        --------------     ---------------    --------------
      Net cash provided by (used in) financing activities                 (2,955,852)         (2,197,015)         (353,267)
                                                                        --------------     ---------------    --------------

Net increase (decrease) in cash                                              (72,774)            (59,293)         (234,252)
Cash - beginning of period                                                    461,544             520,837           755,089
                                                                        --------------     ---------------    --------------
Cash - end of period                                                         $388,770            $461,544          $520,837
                                                                        ==============     ===============    ==============

See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000)
were offered through qualified broker-dealers. As Mortgage Investments were identified, partners were transferred from applicant status to admitted partners participating in Mortgage Investment operations. Each month's income is allocated to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage
Corp. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 1999, $748,870 including $136,873 in early withdrawal penalties, had been repaid leaving a balance of $165,499. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

Financial Accounting Standards Board Statements (SFAS) 114 and 118 (effective January 1, 1995) provide that if the probable ultimate recovery of the carrying amount of a mortgage investment, with due consideration for the fair value of collateral, is less than the recorded investment, and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows. The adoption of these statements did not have a material effect on the financial statements of the Partnership because that was substantially the valuation method previously used on impaired Mortgage Investments..

At December 31, 1999, 1998 and 1997, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $152,231, $38,634, and $0, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

As presented in Note 10 to the financial statements as of December 31, 1999, the average mortgage investment to appraised value of security at the time the loans were consummated was 62.42%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At December 31, 1999, one property was in the process of becoming Real Estate owned. It was valued at fair value of $525,510 based on a current appraisal. The $525,510 is net of a reduction in value of $230,040.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 1999 and 1998, not including the aforementioned real estate in process of acquisition:

                                                    December 31,
                                 -----------------------------------------------
                                        1999                            1998
                                 --------------                 ----------------

Costs of properties                    $427,151                         $765,986
Reduction in value                    (119,220)                        (348,590)
REO prior lien                                0                         (20,000)
                                 --------------                 ----------------

Fair value reflected in financial
statements                             $307,931                         $397,396
                                 ==============                 ================

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

G. Organization and Syndication Costs

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

H. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired mortgage investments, other mortgage investments, accrued interest and advances on mortgage investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 1999 and 1998 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                                     December 31,
                                       -----------------------------------------
                                           1999                        1998
                                       ---------------          ----------------

Impaired mortgage investments            $152,231                    $38,634
Unspecified mortgage investments          598,803                    606,299
Accounts receivable, unsecured             77,529                    142,109
                                       ---------------          ----------------
                                         $828,563                   $787,042
                                       ===============          ================

I. Net Income Per $1,000 Invested

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal amount of the Mortgage Investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees for 1999, 1998, and 1997, totaled $207,739, $166,752 and $83,559, respectively.

B. Mortgage Servicing Fees

Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $127,440, $128,493 and $83,559 were incurred for years 1999, 1998 and 1997, respectively.

C. Asset Management Fee

The General Partners receive a monthly fee for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $44,524 and $16,141 during 1999 and 1998, respectively. No management fees were incurred for 1997 .

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

Interest earned prior to admission was credited to partners in applicant status. As Mortgage Investments were made, applicant subscriptions were transferred to Limited Partner status to begin sharing in income from Mortgage Investments secured by deeds of trust. The interest earned prior to admission was either paid to the investors or transferred to Partners' Capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

E. Liquidity, Capital Withdrawals and Early Withdrawals

There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had occurred as of December 31, 1999. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

After five years from the date of purchase of the Units. Limited Partners have the right to withdraw from the Partnership, on an installment basis, generally this is done over a five year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five year period, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a Limited Partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total Limited Partners' capital accounts outstanding at the beginning of any year, shall be liquidated during any calendar year.

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

NOTE 5 - LEGAL PROCEEDINGS

Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $163,085 at December 31, 1999. The Partnership is a defendant, along with numerous defendants including a developer, contractor and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in Real Estate acquired through foreclosure.

Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership has a bank line of credit secured by its Mortgage Investment portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of December 31, 1999 and 1998 were $800,000, and $1,912,663, respectively, and the interest rate was 8.75% (8.50% prime + .25%). This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                     December 31,
                                      ------------------------------------------
                                               1999                   1998
                                      ---------------           ----------------

Net assets - Partners' Capital per
  financial statements                  $11,009,296               $11,948,707

Formation loan receivable                   165,499                   253,387
Allowance for doubtful accounts             828,563                   787,042
                                      ---------------           ----------------

Net assets tax basis                    $12,003,358               $12,989,136
                                      ===============           ================

In 1999, approximately 69% of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) The Carrying Value of Mortgage Investments - (see note 2 (c) is $11,011,660. The December 31, 1999 fair value of these investments of $10,929,711 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                  (A California Limited Partnership) NOTES TO
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At December 31, 1999, there were 42 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    42
Total Mortgage Investments outstanding                               $11,011,660

Average Mortgage Investment outstanding                                 $262,182
Average Mortgage Investment as percent of total                            2.38%
Average Mortgage Investment as percent of Partners' Capital                2.38%

Largest Mortgage Investment outstanding                               $1,500,000
Largest Mortgage Investment as percent of total                           13.62%
Largest Mortgage Investment as percent of Partners' Capital               13.62%

Number of counties where security is located(all California)                  12

Largest percentage of Mortgage Investments in one county                  26.80%
Average Mortgage Investment to appraised value of security at
    time loan was consummated                                             62.53%

Number of Mortgage Investments in foreclosure                                  1


The following categories of mortgage investments are pertinent at December 31, 1999 and 1998:

                                                     December 31,
                                         ---------------------------------------
                                               1999                  1998
                                         -----------------      ----------------

First Trust Deeds                            $6,077,532               $8,638,976
Second Trust Deeds                            4,272,714                4,188,401
Third Trust Deeds                               661,414                  181,808
Fourth Trust Deeds                                    0                  200,001
                                         ------------------     ----------------

Total mortgage investments                   11,011,660               13,209,186
Prior liens due other lenders                10,389,233               12,728,867
                                         ------------------     ----------------

Total debt                                  $21,400,893              $25,938,053
                                         ==================     ================

Appraised property value at time of loan    $34,223,193              $42,393,561
                                         ==================     ================

Total investments as a percent of appraisals     62.53%                   61.18%
                                         ==================     ================

Investments by Type of Property
Owner occupied homes                           $340,864                 $746,334
Non-Owner occupied ho                         2,347,394                1,691,016
Apartments                                      182,675                  897,292
Commercial                                    8,140,727                9,874,544
                                         ------------------     ----------------
                                            $11,011,660              $13,209,186
                                         ==================     ================






                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Scheduled maturity dates of mortgage investments as of December 31, 1999 are as follows:

                    Year Ending
                   December 31,

                --------------------

                       2000                                         $4,734,685
                       2001                                          5,013,881
                       2002                                            263,535
                       2003                                             63,983
                       2004                                            146,616
                    Thereafter                                         788,960
                                                             ------------------
                                                                   $11,011,660
                                                             ==================

The scheduled maturities for 2000 include approximately $1,481,528 in nine mortgage investments which are past maturity at December 31, 1999. Interest payments on most of these loans are current. $912,875 of these Mortgage Investments were categorized as delinquent over 90 days.

Six mortgage investments with principal outstanding of $964,224 had interest payments overdue in excess of 90 days. Six Mortgage Investments with principal outstanding of $1,099,474 were considered impaired at December 31, 1999. That is interest accruals are no longer recorded thereon.

The cash balance at December 31, 1999 of $388,770 was in three banks with an interest bearing balances totalling $332,971. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $188,618. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At December 31, 1999, draw down against this facility was $800,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay-down on the line of credit balance.



         SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES. Rule 12-03

Column A                     Column B               Column C            Column D                   Column E
Name of Debtor               Balance Beginning      Additions                  Deductions          Balance at end of period
                             of period 12/31/98                          (1)            (2)           (1)            (2)
                                                                       Amounts        Amounts       Current      Not Current
                                                                      collected     written off                    12/31/99
Redwood Mortgage Corp.       $253,387                  $0.00           $75,138        $12,750        $0.00         $165,499


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
                        of period      Charged to          Charged to                *
                                       Costs & Expenses    Other accounts -
Year Ended

12/31/99

Deducted from
Asset accounts:

Allowance for

Doubtful accts               $787,042            $332,013                 $0       $(290,492)         $828,563
Cumulative

write-down of
Real Estate held

for sale (REO)               $348,590            $(2,956)                 $0       $(226,414)         $119,220
                        -------------- ------------------- ------------------ ---------------- ----------------

Total                      $1,135,632            $329,057                 $0       $(516,906)         $947,783
                        ============== =================== ================== ================ ================


(*) represents net loss or net (gain) on Mortgage Investments and real estate held for sale.


                                   SCHEDULE IX
                              SHORT TERM BORROWINGS
                         REDWOOD MORTGAGE INVESTORS VII

RULE 12-10

Column A                  Column B        Column C            Column D              Column E             Column F
Category of Aggregate     Balance at End  Weighted Average    Maximum Amount        Average Amount       Weighted Average
Short-Term Borrowings     of Period       Interest Rate       Outstanding           Outstanding          Interest Rate
                                                              During the Period     During the Period    the period


Year-Ended 12/31/99          $800,000           8.35%              $3,500,000           $2,184,526             8.35%



                                SCHEDULE XII
                      MORTGAGE INVESTMENTS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A     Col. B   Col. C    Col. D       Col. E         Col. F          Col. G          Col. H          Col. I      Col. J
------     ------   ------    ------       ------         ------          ------          ------          ------      ------
Descp.     Interest Final     Periodic     Prior Liens    Face Amt. of    Carrying        Principal amt   Type of     Geographic
           Rate     Maturity  Payment                     Mortgage        amount of       of Mortgage       Lien        County
                    Date      Terms                       Investments     Mortgage        Investments                   Location
                                                          (original       Investments     subject to
                                                          amount)                         Delinq. Prin.
                                                                                          or Interest

========== ======== ========= ============ ============== =============== =============== =============== ========= =============

Res          13.75  10/01/96       916.67     369,163.00       80,000.00       80,000.00            0.00   2nd Mtg     San Mateo
Res          13.75  10/01/96       988.28           0.00       86,250.00       33,950.16            0.00   1st Mtg   Santa Clara
Res          12.50  02/01/07       369.76           0.00       30,000.00       20,890.66            0.00   1st Mtg    Santa Cruz
Comm         10.00  08/06/02       400.63      17,382.00       46,803.50       42,788.08            0.00   2nd Mtg       Alameda
Res          12.00  01/10/04       150.00     208,000.00       15,000.00        2,270.65            0.00   2nd Mtg     San Mateo
Apts          6.50  05/01/06       540.83      89,904.00       75,000.00       96,716.11       13,520.15   2nd Mtg    Sacramento
Res          12.75  07/01/08       370.90     236,164.00       29,700.00       23,175.92            0.00   2nd Mtg     San Mateo
Res           8.00  05/01/09       753.50           0.00       81,825.00       60,891.46            0.00   lst Mtg       Alameda
Comm         10.00  12/01/98       647.21           0.00       73,750.00       72,766.69       72,766.69   lst Mtg    Stanislaus
Comm         10.00  12/01/98     3,619.98           0.00      412,500.00      406,541.72      406,541.72   lst Mtg       Alameda
Comm          7.00  12/01/03       575.74     281,250.00       49,586.38       40,560.78        8,636.10   2nd Mtg       Alameda
Comm         12.00  02/01/99     3,420.76           0.00      335,638.30      335,638.30      335,638.30   1st Mtg   Santa Clara
Land         12.00  07/01/96     1,352.50     679,258.00      135,250.00      135,250.00            0.00   3rd Mtg        Sonoma
Apts          7.00  02/10/05       234.06      80,250.00       40,125.00       40,125.00            0.00   2nd Mtg           San
Apts         11.50  04/01/05       453.88           0.00      550,000.00       45,833.34            0.00   1st Mtg           San
Comm          9.00  05/10/02       670.52           0.00       83,333.33       80,248.34            0.00   lst Mtg        Shasta
Land         14.00  02/01/97     3,822.50           0.00      382,250.00      235,381.46            0.00   lst Mtg   Santa Clara
Res           8.00  09/18/03        87.56           0.00       11,932.83       11,560.14            0.00   1st Mtg        Sonoma
Res           8.00  09/30/03        89.71           0.00       12,225.92       11,861.89            0.00   lst Mtg        Sonoma
Comm         12.00  02/01/99       124.00     312,000.00       12,000.00       12,000.00       12,000.00   2nd Mtg   Santa Clara
Res          13.00  12/01/99       140.83           0.00       65,000.00       13,000.00            0.00   lst Mtg       Ventura
Res          13.00  12/01/99       140.83           0.00       65,000.00       13,000.00            0.00   lst Mtg       Ventura
Res          14.00  01/01/98     1,983.34           0.00      340,000.00      170,000.00            0.00   lst Mtg       Alameda
Land         12.00  05/01/99     2,354.00           0.00      235,400.00      235,400.00            0.00   lst Mtg     San Mateo
Comm          7.00  07/01/02     1,131.11           0.00      146,666.66      140,498.54            0.00   lst Mtg  Contra Costa
Land         12.00  05/01/99       460.00     235,400.00       46,000.00       46,000.00            0.00   2nd Mtg     San Mateo
Res          12.00  05/01/99     5,773.22           0.00    1,225,000.00    1,053,447.98            0.00   lst Mtg           San
Land         11.50  09/01/99     3,833.33           0.00      400,000.00      400,000.00            0.00   lst Mtg    Stanislaus
Land         12.00  03/01/00     4,788.00           0.00      478,800.00      478,800.00            0.00   lst Mtg     San Mateo
Land         11.50  02/01/00     4,791.67           0.00      500,000.00      267,689.91            0.00   lst Mtg    Stanislaus
Res          12.00  04/01/14       306.04      22,191.00       25,500.00       25,077.08            0.00   2nd Mtg    Santa Cruz
Comm         10.50  04/01/99    14,000.00   2,929,579.00    1,600,000.00    1,500,000.00            0.00   2nd Mtg     San Mateo
Land         11.00  01/01/00     4,039.95   1,365,400.00      445,000.00      440,797.86            0.00   3rd Mtg     San Mateo
Res          12.00  05/01/00     2,196.55   1,225,000.00      219,655.17      219,655.17            0.00   2nd Mtg           San
Land         11.00  01/01/01     9,166.67     201,686.00    1,000,000.00    1,000,000.00            0.00   2nd Mtg    Stanislaus
Land         11.00  07/01/01     9,166.67     137,737.00    1,000,000.00    1,000,000.00            0.00   2nd Mtg    Stanislaus
Res           9.50  08/01/04       320.20     304,000.00       15,246.42       14,438.90            0.00   2nd Mtg     San Mateo
Res          12.00  05/01/01     2,782.54           0.00      800,000.00      328,881.51            0.00   lst Mtg        Placer
Land         11.00  11/01/00       782.52   1,141,690.00       85,365.85       85,365.85            0.00   3rd Mtg    Stanislaus
Res          11.00  11/01/04     1,238.02     553,179.00      130,000.00      129,906.87            0.00   2nd Mtg     San Mateo
Comm         10.25  12/01/01    10,121.87           0.00    1,185,000.00    1,185,000.00            0.00   lst Mtg  Contra Costa
Res          11.00  01/01/05     4,535.44           0.00      476,250.00      476,250.00            0.00   lst Mtg    Santa Cruz
                              ------------ -------------- --------------- --------------- ---------------
                              ------------ -------------- --------------- --------------- ---------------
                              $103,641.79  $10,389,233.00 $13,027,054.36  $11,011,660.37     $849,102.96


Notes:
         Mortgage Investments classified as `impaired Mortgage Investments' had principal balances totalling $1,099,474 at December 31, 1999. Impaired Mortgage Investments are defined as Mortgage Investments where the costs of related balances exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon.

         Amounts reflected in column G (carrying amount of Mortgage Investments) represents both costs and the tax basis of the Mortgage Investments.

Schedule XII

     Reconciliation of carrying amount (cost) of Mortgage Investments at close of periods

                                         Year ended December 31,
                            ----------------------------------------------------

                                   1999               1998              1997
                             ----------------    --------------    -------------

Balance at beginning of year     $13,209,186       $13,449,741       $12,036,293
                             ----------------    --------------    -------------

Additions during period:
New Mortgage Investments           7,716,617         6,398,769         7,841,128
Other                                      0                 0                 0
                             ----------------    --------------    -------------
           Total Additions         7,716,617         6,398,769         7,841,128
                             ----------------    --------------    -------------


Deduction during period:
Collections of principal           9,314,140         6,529,324         6,278,832
Foreclosures                         400,002           110,000           148,848
Cost of Mortgage Investments sold          0                 0                 0
Amortization of Premium                    0                 0                 0
Other                                200,001                 0                 0
                             ----------------    --------------      -----------
   Total Deductions                9,914,143         6,639,324         6,427,680
                             ----------------    --------------      -----------

Balance at close of year        $11,011,660        $13,209,186       $13,449,741
                             ================    ==============      ===========

            Item 9 - Changes in and Disagreements with Accountants on

                       Accounting and Financial Disclosure

A. Bruce Cropper, a partner in the accounting firm of Parodi & Cropper has been providing audit and accounting services to the Partnership since its inception in 1993. Mr. Cropper also has been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 15 years. In 1999, Mr. Cropper's partner sold his portion of their practice. Mr. Cropper decided to merge his portion of the practice into an existing CPA firm known as "Caporicci & Larson" with offices in Irvine and Walnut Creek, California. Upon the merging, the firm of Parodi & Cropper was dissolved, and Caporicci & Larson became Caporicci, Cropper and Larson, LLP. As a result, the Partnership has retained the firm of Caporicci, Cropper and Larson, LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there has not been any disagreement on any matter of accounting principles, practices or financial status disclosures.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 1999. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving

Compensation                Description of Compensation and Services Rendered                    Amount
-------------------------------------------------------------------------------------------------------

I.  Redwood Mortgage        Mortgage Servicing Fee for servicing Mortgage Investments            $127,440
    Corp.

General Partners &/or
Affiliates                  Asset Management Fee for managing assets..................            $44,524

General Partners            1% interest in profits....................................             $9,096

General Partners &/or       Portion of early withdrawal penalties applied to reduce
Affiliates                  Formation Loan............................................            $12,750

     II. FEES PAID BY  BORROWERS  ON MORTGAGE  INVESTMENTS  PLACED BY  COMPANIES
RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP  (EXPENSES OF BORROWERS NOT
OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the Mortgage Investments paid by the borrowers and not by
                            the Partnership ............................................         $207,739

Redwood Mortgage Corp.      Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow
                            fees payable by the borrowers and not by the Partnership....           $5,397


Gymno Corporation Inc.      Reconveyance Fee............................................           $7,075


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME. $30,367

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The General Partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 - Certain Relationships and Related Transactions

Refer to footnote 3 of the notes to financial statements in Part II item 8 which describes related party fees and data.

Also refer to the Prospectus dated October 20, 1989 (incorporated herein by reference) on page 12 "Compensation of General Partners and Affiliates" and page 14 "Conflicts of Interest".

                                     Part IV

     Item 14 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.

     A. Documents filed as part of this report are incorporated:

     1. In Part II, Item 8 under A - Financial Statements.

     2. The Financial Statement Schedules are listed in Part II - Item 8 under B
- Financial Statement Schedules.

3.  Exhibits.

   Exhibit No.            Description of Exhibits

------------------        -------------------------

         3.1              Limited Partnership Agreement

         3.2              Form of Certificate of Limited Partnership Interest
         3.3              Certificate of Limited Partnership

        10.1              Escrow Agreement
        10.2              Servicing Agreement

        10.3              (a)  Form of Note secured by Deed of Trust which
                               provides for principal and interest payments
                          (b) Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
                          (c) Form of Note secured by Deed of Trust which provides for interest only payments
                          (d)  Form of Note
        10.4              (a)  Deed of Trust and Assignment of Rents to
                               accompany Exhibits 10.3 (a), and (c)
                          (b)  Deed of Trust and Assignment of Rents
                               to accompany Exhibit 10.3 (b)
                          (c)  Deed of Trust to accompany Exhibit 10.3 (d)

        10.5              Promissory Note for Formation Loan

        10.6              Agreement to Seek a Lender

        24.1              Consent of Caporicci, Cropper & Larson,  LLP

        24.3              Consent of  Landels, Ripley & Diamond



All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 23rd day of March, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 23rd day of March, 2000.

Signature                                   Title                          Date

/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell                    General Partner             March 23, 2000


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell                    General Partner             March 23, 2000



/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell           President of Gymno Corporation,      March 23, 2000
                             (Principal Executive Officer);
                             Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell           Secretary/Treasurer of Gymno         March 23, 2000
                             Corporation (Principal Financial
                             and Accounting Officer);
                             Director of Gymno Corporation