Form 10-Q
period 2000-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2000-05-12
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                                March 31, 2000
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

YES                    NO                           NOT APPLICABLE        X
-----------            -------------                              -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
           MARCH 31, 2000 (unaudited) AND DECEMBER 31, 1999 (audited)

                                     ASSETS

                                                                                                   December 31,
                                                                             March 31, 2000            1999
                                                                               (unaudited)           (audited)
                                                                            ------------------    ----------------

Cash                                                                                 $204,497            $388,770
                                                                            ------------------    ----------------

Accounts receivable:
  Mortgage Investments, secured by deeds of trust                                  12,281,853          11,011,660
  Accrued Interest on Mortgage Investments                                            451,403             357,177
  Advances on Mortgage Investments                                                     29,101              31,669
  Accounts receivables, unsecured                                                     163,941             163,085
                                                                            ------------------    ----------------
                                                                                   12,926,298          11,563,591
  Less allowance for doubtful accounts                                                828,563             828,563
                                                                            ------------------    ----------------

                                                                                   12,097,735          10,735,028
                                                                            ------------------    ----------------

Real estate in process of acquisition, to be sold                                           0             525,510
Real estate owned, acquired through foreclosure, held for sale                        840,932             307,931
Prepaid expenses                                                                        2,816                   0
                                                                            ------------------    ----------------

                                                                                  $13,145,980         $11,957,239
                                                                            ==================    ================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable - bank line of credit                                            $2,200,000           $800,000
  Accounts payable and accrued expenses                                              32,234             32,234
  Deferred Interest                                                                 115,709            115,709
                                                                             ---------------     --------------
                                                                                 $2,347,943            947,943
                                                                             ---------------     --------------

Partners' Capital

  Limited Partners' capital, subject to redemption (Note 4E):
     Net of Formation Loan receivable of $140,885 and $165,499 for
         2000 and 1999, respectively                                             10,786,059         10,997,318

  General Partners' capital,                                                         11,978             11,978
                                                                             ---------------     --------------

           Total Partners' Capital                                               10,798,037         11,009,296
                                                                             ---------------     --------------

           Total Liabilities and Partners' Capital                              $13,145,980        $11,957,239
                                                                             ===============     ==============




See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 (unaudited)


                                                                       THREE MONTHS ENDED MARCH 31


                                                               ---------------------------------------------
                                                                      2000                       1999
                                                               -------------------          ----------------
Revenues:
  Interest on Mortgage Investments                                       $305,263                  $416,849
  Interest on bank deposits                                                   697                       858
  Late charges                                                                318                       645
  Other                                                                     1,553                     2,001
                                                               -------------------          ----------------
                                                                          307,831                   420,353
                                                               -------------------          ----------------

Expenses:
  Mortgage servicing fees                                                  20,221                    31,563
  Interest on note payable - bank                                          27,123                    47,227
  Clerical costs through Redwood Mortgage                                   7,146                     7,967
  Asset management fee                                                      8,198                     3,827
  Provision for doubtful accounts and losses
       on real estate acquired through foreclosure                              0                    81,531
  Professional services                                                     8,452                    20,933
  Printing, supplies and postage                                            1,262                     3,464
  Other                                                                     1,863                     3,296
                                                               -------------------          ----------------
                                                                           74,265                   199,808
                                                               -------------------          ----------------


Net Income                                                               $233,566                  $220,545
                                                               ===================          ================

Net income:  To General Partners(1%)                                       $2,336                    $2,205
             To Limited Partners (99%)                                    231,230                   218,340
                                                               -------------------          ----------------
                                                                         $233,566                  $220,545
                                                               ===================          ================

Net income per $1,000 invested by Limited Partners for entire period:

     -where income is reinvested and  compounded                           $20.74                    $17.93
                                                               ===================          ================

     -where partner receives income in monthly distributions               $20.60                    $17.83
                                                               ===================          ================











See accompanying notes to financial statements.




                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                THE THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                PARTNERS' CAPITAL
                         -----------------------------------------------------
                            LIMITED PARTNERS' CAPITAL

                        -----------------------------------------------------


                                             Capital
                                             Account-          Formation
                                             Limited              Loan
                                             Partners          Receivable             Total
                                          ---------------    ---------------     --------------
Balances at December 31, 1996                $14,002,529         $(429,163)        $13,573,366

Formation Loan collections                             0             60,223             60,223
Net income                                       818,610                  0            818,610
Early withdrawal penalties                      (40,258)             27,665           (12,593)
Partners' withdrawals                        (1,572,037)                  0        (1,572,037)
                                          ---------------    ---------------     --------------

Balances at December 31, 1997                $13,208,844         $(341,275)        $12,867,569

Formation Loan collections                             0             66,908             66,908
Net Income                                       838,105                  0            838,105
Early withdrawal penalties                      (30,529)             20,980            (9,549)
Partners' withdrawals                        (1,826,304)                  0        (1,826,304)
                                          ---------------    ---------------     --------------

Balances at December 31, 1998                $12,190,116         $(253,387)        $11,936,729

Formation Loan collections                             0             75,138             75,138
Net Income                                       900,485                  0            900,485
Early withdrawal penalties                      (18,553)             12,750            (5,803)
Partners' withdrawals                        (1,909,231)                  0        (1,909,231)
                                          ---------------    ---------------     --------------

Balances at December 31, 1999                $11,162,817         $(165,499)        $10,997,318

Formation Loan collections                             0             21,972             21,972
Net Income                                       231,230                  0            231,230
Early withdrawal penalties                       (3,844)              2,642            (1,202)
Partners' withdrawals                          (463,259)                  0          (463,259)
                                          ---------------    ---------------     --------------

Balances at March 31, 2000                   $10,926,944         $(140,885)        $10,786,059
                                          ===============    ===============     ==============







See accompanying notes to financial statements


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
                THE THREE MONTHS ENDED MARCH 31, 2000 (unaudited)

                                PARTNERS' CAPITAL
                 -------------------------------------------------
                                GENERAL PARTNER'S CAPITAL
                 -------------------------------------------------

                                        Capital Account
                                        General Partners       Total Partners'
                                                                   Capital
                                       ------------------    -------------------

Balances at December 31, 1996                    $11,978            $13,585,344

Formation Loan collections                             0                 60,223
Net income                                         8,269                826,879
Early withdrawal penalties                             0               (12,593)
Partners' withdrawals                            (8,269)            (1,580,306)
                                       ------------------    -------------------

Balances at December 31, 1997                    $11,978            $12,879,547

Formation Loan collections                             0                 66,908
Net income                                         8,466                846,571
Early withdrawal penalties                             0                (9,549)
Partners' withdrawals                            (8,466)            (1,834,770)
                                       ------------------    -------------------

Balances at December 31, 1998                    $11,978            $11,948,707

Formation Loan collections                             0                 75,138
Net income                                         9,096                909,581
Early withdrawal penalties                             0                (5,803)
Partners' withdrawals                            (9,096)            (1,918,327)
                                       ------------------    -------------------

Balances at December 31, 1999                    $11,978            $11,009,296

Formation Loan collections                             0                 21,972
Net income                                         2,336                233,566
Early withdrawal penalties                             0                (1,202)
Partners' withdrawals                            (2,336)              (465,595)
                                       ------------------    -------------------

Balances at March 31, 2000                       $11,978            $10,798,037
                                       ==================    ===================









See accompanying notes to financial statements



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,

                                                                     ---------------------------------------------------

                                                                            2000                1999
                                                                        --------------     ---------------
Cash flows from operating activities:

  Net income                                                                 $233,566            $220,545
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                                 0              81,531
    Provision for losses on real estate held for sale                               0                   0
    Early withdrawal penalty credited to income                               (1,202)             (1,401)
    (Increase) decrease in accrued interest & advances                       (91,658)             104,805
    Increase (decrease) in accounts payable and accrued expenses                    0               7,174
    Increase (decrease) in deferred interest on Mortgage Investments                0           (131,743)
    (Increase) decrease in prepaid expenses                                   (2,816)                   0
                                                                        --------------     ---------------

      Net cash provided by operating activities                               137,890             280,911
                                                                        --------------     ---------------

Cash flows from investing activities:

    Principal collected on mortgage investments                               130,227             942,300
    Mortgage Investments made                                             (1,400,420)         (2,478,115)
    Additions to Real Estate held for sale                                    (8,347)             (2,456)
    Dispositions of Real Estate held for sale                                       0              35,993
    Investment in Partnership                                                       0                   0
    Proceeds from unsecured Accounts Receivable                                     0                   0
                                                                        --------------     ---------------

      Net cash provided by (used in) investing activities                 (1,278,540)         (1,502,278)
                                                                        --------------     ---------------

Cash flows from financing activities:

  Net increase (decrease) in note payable-bank                              1,400,000           1,587,337
  Formation loan collections                                                   21,972              14,648
  Partners withdrawals                                                      (465,595)           (461,465)
                                                                        --------------     ---------------

      Net cash provided by (used in) financing activities                     956,377           1,140,520
                                                                        --------------     ---------------

Net increase (decrease) in cash                                             (184,273)            (80,847)

Cash - beginning of period                                                    388,770             461,544
                                                                        --------------     ---------------

Cash - end of period                                                         $204,497            $380,697
                                                                        ==============     ===============

See accompanying notes to financial statements.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

A. Sales Commissions - Formation Loan

Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage
Corp. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through March 31, 2000,
$773,484 including $139,515 in early withdrawal penalties, had been repaid leaving a balance of $140,885. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

At March 31, 2000, December 31, 1999 and December 31, 1998, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $152,231, $152,231 and $38,634, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

As presented in Note 10 to the financial statements as of March 31, 2000, the average mortgage investment to appraised value of security at the time the loans were consummated was 62.35%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

D. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include interest bearing and non-interest bearing bank deposits.

E. Real Estate Owned, Held for Sale

Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell. At March 31, 2000, one additional property became Real Estate owned. It was valued at fair value of $525,510 based on a current appraisal. The $525,510 is net of a reduction in value of $230,040.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 2000 and 1999, including the aforementioned real estate owned:

                                          March 31,                  December 31
                                     ---------------            ----------------
                                            2000                        1999
                                     ---------------            ----------------

Costs of properties                       $1,189,612                  $1,182,701
Reduction in value                         (348,680)                   (349,260)
                                     ---------------           -----------------
Fair value reflected
  in financial statements                  $840,932                    $833,441
                                     ===============           =================

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

H. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2000 and December 31, 1999 was as follows:

                             REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                             March 31                December 31
                                               2000                     1999
                                         ---------------        ----------------

Impaired mortgage investments                $152,231                  $152,231
Unspecified mortgage investments              598,803                   598,803
Accounts receivable, unsecured                 77,529                    77,529
                                         ---------------        ----------------
                                             $828,563                  $828,563
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal amount of the Mortgage Investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees as of March 31, 2000 and for the years ended 1999, and 1998, totalled $43,838, $207,739 and $166,752, respectively.

B. Mortgage Servicing Fees

Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $20,221, $127,440 and $128,493 were incurred for three months through March 31, 2000 and for years ended 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive a monthly fee for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $8,198, $44,524 and $16,141 for the three months through March 31, 2000 and for the years ended 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

E. Liquidity, Capital Withdrawals and Early Withdrawals

There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had occurred as of March 31, 2000. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

F. Guaranteed Interest Rate For Offering Period

During the period commencing with the day a Limited Partner was admitted to the Partnership and ending 3 months after the offering termination date, the General Partners guaranteed an interest rate equal to the greater of actual earnings from mortgage operations or 2% above The Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions (Savings & Loan & Thrift Institutions) as computed by the Federal Home Loan Bank of San Francisco monthly, up to a maximum interest rate of 12%. The guarantee amounted to $12,855 and $5,195 in 1990 and 1991, respectively. In 1992 and 1993, actual realization exceeded the guaranteed amount each month. Beginning with fiscal years after 1993, the guarantee expired.

NOTE 5 - LEGAL PROCEEDINGS

Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $163,941 at March 31, 2000. The Partnership is a defendant, along with numerous defendants including a developer, contractor and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in Real Estate acquired through foreclosure.

Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership has a bank line of credit secured by its Mortgage Investment portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of March 31, 2000 and December 31, 1999 were $2,200,000 and $800,000, respectively, and the interest rate was 9.25% (9.00% prime + .25%). This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                              March 31,            December 31,
                                                2000                   1999
                                           ---------------      ----------------

Net assets - Partners' Capital per
  financial statements                        $10,798,037            $11,009,296

Formation loan receivable                         140,885                165,499
Allowance for doubtful accounts                   828,563                828,563
                                           --------------        ---------------
Net assets tax basis                          $11,767,485            $12,003,358
                                           ==============        ===============

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

(b) The Carrying Value of Mortgage Investments - (see note 2 (c) is $12,281,853. The March 31, 2000 fair value of these investments of $12,660,958 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH  31, 2000

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At March 31, 2000, there were 46 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    46
Total Mortgage Investments outstanding                               $12,281,853

Average Mortgage Investment outstanding                                 $266,997
Average Mortgage Investment as percent of total                            2.17%
Average Mortgage Investment as percent of Partners' Capital                2.47%

Largest Mortgage Investment outstanding                               $1,500,000
Largest Mortgage Investment as percent of total                           12.21%
Largest Mortgage Investment as percent of Partners' Capital               13.89%

Number of counties where security is located (all California)                 12

Largest percentage of Mortgage Investments in one county                  24.40%
Average Mortgage Investment to appraised value of security
     at time loan was consummated                                         62.35%

Number of Mortgage Investments in foreclosure                                  0


The following categories of Mortgage Investments are pertinent at March 31, 2000 and December 31, 1999:

                                            March 31,               December 31,
                                     ------------------         ----------------
                                              2000                      1999
                                     ------------------         ----------------

First Trust Deeds                            $6,679,301               $6,077,532
Second Trust Deeds                            4,953,334                4,272,714
Third Trust Deeds                               649,218                  661,414
                                     ------------------         ----------------
  Total Mortgage Investments                 12,281,853               11,011,660
Prior liens due other lenders                13,961,898               10,389,233
                                     ------------------         ----------------
  Total debt                                $26,243,751              $21,400,893
                                     ==================         ================

Appraised property value at
   time of loan                             $42,087,820              $34,223,193
                                     ==================         ================

Total investments as a percent
   of appraisals                                 62.35%                   62.53%
                                     ==================         ================

Investments by Type of Property

Owner occupied homes                           $391,804                 $340,864
Non-Owner occupied homes                      2,765,747                2,347,394
Apartments                                      182,674                  182,675
Commercial                                    8,941,628                8,140,727
                                     ------------------         ----------------
                                            $12,281,853              $11,011,660
                                     ==================         ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2000

Scheduled maturity dates of mortgage investments as of March 31, 2000 are as follows:

                    Year Ending
                   December 31,

                --------------------

                       2000                                         $4,347,437
                       2001                                          6,044,352
                       2002                                            893,704
                       2003                                             63,916
                       2004                                            145,882
                    Thereafter                                         786,562
                                                             ------------------
                                                                   $12,281,853

                                                             ==================

The scheduled maturities for 2000 include approximately $2,383,468 in ten Mortgage Investments which are past maturity at March 31, 2000. Interest payments on most of these loans are current. $814,947 of these Mortgage Investments were categorized as delinquent over 90 days.

Six mortgage investments with principal outstanding of $964,224 had interest payments overdue in excess of 90 days. Six Mortgage Investments with principal outstanding of $1,099,474 were considered impaired at March 31, 2000. That is interest accruals are no longer recorded thereon.

The cash balance at March 31, 2000 of $204,497 was in three banks with an interest bearing balances totalling $103,669. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $4,345. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At March 31, 2000, draw down against this facility was $2,200,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new Mortgage Investments or used to pay-down on the line of credit balance.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 2000, Partners' Capital totaled $10,798,037.

At March 31, 2000, the Partnership Mortgage Investments outstanding totalled $12,281,853. This represents a decline of $927,333 from the December 31, 1998 Mortgage Investments balance. This reduction in Mortgage Investments outstanding as of March 31, 2000 was chiefly due to cash proceeds from Mortgage Investment repayments being used to fund withdrawals to the Limited Partners of $2,394,887, during 1999, and three months through March 31, 2000. This was offset by an increase in Note Payable-Bank of $287,337, reinvestment of earnings of $523,881, reduction in accrued interest, other receivables and investment of cash. To a certain extent, the reduction was also due to significant loan pay-offs towards the latter part of 1999. Mortgage investments decreased from $13,449,741 from 1997 to $13,209,186 in 1998, a decrease of $240,555 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, convert it's partnership interest to cash of $346,017, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable - Bank of $1,112,663 and investment of cash. The Partnership began funding Mortgage Investments on December 27, 1989, and as of March 31, 2000, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.78%.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of March 31, 2000 the Partnership Real Estate Owned account and the investment in Partnership account had a combined balance of $840,932. These accounts had combined balances of $397,396 and $307,931 for the years ended December 31, 1998 and 1999, respectively. The General Partners anticipate that the annualized yield for the coming new year, 2000, will be higher than the previous year.

The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,500,000, at a variable interest rate set at one quarter percent above the prime rate. As of March 31, 2000, December 31, 1999 and December 31, 1998, the balances were $2,200,000, $800,000 and
$1,912,663, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of March 31, 2000, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999 and three months period ended March 31, 2000, interest paid was $170,867, $182,350 and $27,123, respectively, reflecting an overall average utilization of the credit line of approximately $2,200,000.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-three years. Mortgage Servicing Fees increased in 1998 to $128,493, in 1999 to $127,440 and to $20,221 during three months through March 31, 2000, chiefly due to an increase during the 1998 year of the monthly loan service fee to 1/12% (1% per year). Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the three months through March 31, 2000, Management Fees paid was $8,198. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999 and 2000. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 2000, there were no properties in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $434,495, $423,054, $329,057 and $0 for the first quarter of 2000, as provision for doubtful accounts for the years ended December 31, 1997, 1998 and 1999, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998 and by $93,997 to $329,057 in 1999. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

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

The Partnership's interest in land located in East Palo Alto, Ca, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $18,523, $9,039, and $ 0, for the three months period ended March 31, 2000 and for the years ended December 31, 1999 and 1998, respectively, has been invested with that of two other Partnerships. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which a major chemical company remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The General Partners are attempting to subdivide this land into two parcels and exploring the ability to obtain new zoning for this property.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and three months through March 31, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841 and $116,993, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999 and three months through March 31, 2000 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644 and $114,237, respectively. As of December 31 1998, December 31, 1999 and March 31, 2000, Limited Partners electing to withdraw earnings represented 53%, 54% and 52% of the Limited Partners capital.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999 and for the three months through March 31, 2000, $381,458, $231,025 and $48,056, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and March 31, 2000, respectively and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and three months through March 31, 2000, $1,019,017, $1,205,917 and $302,054, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1994) through year ten (1999) and three months ended March 31, 2000, is shown hereunder:

                                            Years ended December 31,

                             1994                 1995                  1996                     1997
                   ---------------       --------------        --------------         ----------------

Earnings                 $263,206             $270,760              $336,341                 $399,379
Capital                 *$340,011            *$184,157             *$722,536              *$1,212,916
                   ---------------       --------------        --------------         ----------------
Total                    $603,217             $454,917            $1,058,877               $1,612,295
                   ===============       ==============        ==============         ================

                                                                     For the three months
                             1998                 1999             through March 31, 2000
                   ---------------       --------------        ---------------------------
Earnings                 $456,358             $490,841                   $116,993
Capital               *$1,400,475          *$1,436,942                  *$350,110
                   ---------------       --------------               ------------
Total                  $1,856,833           $1,927,783                   $467,103
                   ===============       ==============               ============

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving

Compensation                          Description of Compensation
                                         and Services Rendered            Amount
--------------------------------------------------------------------------------

I.  Redwood Mortgage        Mortgage Servicing Fee for servicing
    Corp.                   Mortgage Investments                         $20,221

General Partners            Asset Management Fee for
&/or Affiliates             managing assets.............................  $8,198

General Partners            1% interest in profits......................  $2,336

General Partners &/or       Portion  of  early  withdrawal   penalties
Affiliates                  applied to reduce Formation Loan............  $2,642

II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage Brokerage Commissions for services in
                            connection with the review, selection, evaluation,
                            negotiation, and extension of the Mortgage
                            Investments paid by the borrowers and not by
                            the Partnership ...........................  $43,838

Redwood Mortgage Corp.      Processing and Escrow Fees for services in
                            connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership...$1,949

Gymno Corporation Inc.      Reconveyance Fee..............................   $74




     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME.                                                      $7,146

           MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF MARCH 31, 2000

                             Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                                $6,679,300.60
Appraised Value of Properties *                                  10,745,559.00
   Total Investment as a % of Appraised Value                           62.16%

First Trust Deed Mortgage Investments                             6,679,300.60
Second Trust Deed Mortgage Investments                            4,953,334.08
Third Trust Deed Mortgage Investments                               649,218.59
                                                             ------------------
                                                                $12,281,853.27

First Trust Deeds due other Lenders                              12,193,339.00
Second Trust Deeds due other Lenders                              1,768,559.00
                                                             ------------------

Total Debt                                                      $26,243,751.27

   Appraised Property Value *                                    42,087,820.00
   Total Investment as a % of Appraised Value                           62.35%

Number of Mortgage Investments Outstanding                                  46

Average Investment                                                 $266,996.81
Average Investment as a % of Net Assets                                  2.47%
Largest Investment Outstanding                                    1,500,000.00
Largest Investment as a % of Net Assets                                 13.89%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                   54.38%
Second Trust Deed Mortgage Investments                                  40.33%
Third Trust Deed Mortgage Investments                                    5.29%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by Type of

Property                                 Amount                   Percent

Owner Occupied Homes                     $391,803.68                     3.19%
Non Owner Occupied Homes                2,765,746.98                    22.52%
Apartments                                182,674.45                     1.49%
Commercial                              8,941,628.16                    72.80%
                                                              -----------------
                                    -----------------
Total                                 $12,281,853.27                   100.00%

Statement of Conditions of Mortgage Investments

         Number of Mortgage Investments in Foreclosure                 0

*Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                          Total Loans          Percent

Stanislaus                                    $2,996,554.16           24.40%
San Mateo                                      2,869,677.71           23.37%
San Francisco                                  2,048,597.89           16.68%
Contra Costa                                   1,458,122.20           11.87%
Alameda                                          869,643.91            7.08%
Santa Clara                                      583,019.76            4.75%
Placer                                           573,627.54            4.67%
Santa Cruz                                       521,247.78            4.24%
Sonoma                                           158,605.39            1.29%
Sacramento                                        96,716.11            0.79%
Shasta                                            80,040.82            0.65%
Ventura                                           26,000.00            0.21%
                                         -------------------      -----------

Total                                        $12,281,853.27          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant  has not filed any reports on
                                     Form 8-K during the three month period ending March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 12th day of May, 2000.

Signature                                 Title                         Date

/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell                   General Partner                May 12, 2000


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell                   General Partner                May 12, 2000



/S/ D. Russell Burwell

-----------------------------------
D. Russell Burwell         President of Gymno Corporation,          May 12, 2000
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/S/ Michael R. Burwell

-----------------------------------
Michael R. Burwell       Secretary/Treasurer of Gymno               May 12, 2000
                         Corporation (Principal Financial
                                and Accounting Officer);
                         Director of Gymno Corporation