Form 10-Q
period 2000-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2000-11-13
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Period Ended                              September 30, 2000
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

YES      XX                                       NO
-----------------                                 -----------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                     NO                      NOT APPLICABLE    X
   -----------            -----------                         -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.

                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
         SEPTEMBER 30, 2000 (unaudited) AND DECEMBER 31, 1999 (audited)

                                     ASSETS

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                                (unaudited)          (audited)
                                                                             -----------------    ----------------
Cash                                                                                 $111,250            $388,770
                                                                             -----------------    ----------------
Accounts receivable:
  Mortgage Investments, secured by deeds of trust                                  13,084,849          11,011,660
  Accrued Interest on Mortgage Investments                                            490,847             357,177
  Advances on Mortgage Investments                                                     28,292              31,669
  Accounts receivables, unsecured                                                     161,349             163,085
                                                                             -----------------    ----------------

                                                                                   13,765,337          11,563,591
  Less allowance for doubtful accounts                                                839,428             828,563
                                                                             -----------------    ----------------

                                                                                   12,925,909          10,735,028
                                                                             -----------------    ----------------

Real estate in process of acquisition, to be sold                                           0             525,510
Real estate owned, acquired through foreclosure, held for sale                        818,996             307,931
                                                                             -----------------    ----------------

                                                                                  $13,856,155         $11,957,239
                                                                             =================    ================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable - bank line of credit                                              $3,500,000            $800,000
  Accounts payable and accrued expenses                                                12,207              32,234
  Deferred Interest                                                                         0             115,709
                                                                             -----------------    ----------------
                                                                                   $3,512,207             947,943
                                                                             -----------------    ----------------

Partners' Capital

  Limited Partners' capital, subject to redemption (Note 4E):
     Net of Formation Loan receivable of $99,583 and $165,499 for
         2000 and 1999, respectively                                               10,331,970          10,997,318

  General Partners' capital,                                                           11,978              11,978
                                                                             -----------------    ----------------

           Total Partners' Capital                                                 10,343,948          11,009,296
                                                                             -----------------    ----------------

           Total Liabilities and Partners' Capital                                $13,856,155         $11,957,239
                                                                             =================    ================




See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                         AND SEPTEMBER 30, 1999 (unaudited)

                                                           NINE MONTHS                     THREE MONTHS ENDED
                                                        ENDED SEPTEMBER 30                    SEPTEMBER 30

                                                  -------------------------------     ------------------------------
                                                            2000            1999               2000            1999
                                                  --------------- ---------------     -------------- ---------------
Revenues:
  Interest on Mortgage Investments                    $1,008,205      $1,323,660           $355,633        $421,475
  Interest on bank deposits                                1,391           2,406                429           1,137
  Late charges                                             2,657          11,930              1,553             692
  Other                                                   14,412           6,063              4,971           1,995
                                                  --------------- ---------------     -------------- ---------------
                                                       1,026,665       1,344,059            362,586         425,299
                                                  --------------- ---------------     -------------- ---------------

Expenses:
  Mortgage servicing fees                                 70,472         109,209             28,469          23,305
  Interest on note payable - bank                        170,181         172,455             86,314          54,432
  Clerical costs through Redwood Mortgage

Corp.                                                     20,310          22,795              6,385           7,190
  Asset management fee                                    28,565          11,249             10,065           3,670
  Provision for doubtful accounts and losses
     on real estate acquired thru foreclosure             14,040         313,483            (1,594)         100,770
  Professional services                                   28,324          20,321              7,474             700
  Printing, supplies and postage                           8,198          10,012              3,245           2,351
  Other                                                    3,373           5,106                259           1,063
                                                  --------------- ---------------     -------------- ---------------
                                                         343,463         664,630            140,617         193,481
                                                  --------------- ---------------     -------------- ---------------


Net Income                                              $683,202        $679,429           $221,969        $231,818
                                                  =============== ===============     ============== ===============

Net income:  To General Partners (1%)                     $6,832          $6,794             $2,220          $2,318
             To Limited Partners (99%)           676,370         672,635            219,749         229,500
                                                  --------------- ---------------     -------------- ---------------
                                                        $683,202        $679,429           $221,969        $231,818
                                                  =============== ===============     ============== ===============

Net income per $1,000 invested by Limited Partners for entire period:

     -where income is reinvested and
compounded                                                $63.29          $57.51             $20.61          $19.67
                                                  =============== ===============     ============== ===============

     -where partner receives income in
      monthly distributions                               $61.58          $56.09             $20.47          $19.54
                                                  =============== ===============     ============== ===============









See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                PARTNERS' CAPITAL
                           -----------------------------------------------------
                            LIMITED PARTNERS' CAPITAL
                           -----------------------------------------------------

                                             Capital
                                             Account-          Formation
                                             Limited              Loan
                                            Partners         Receivable Total

                                          ---------------    ---------------     --------------
Balances at December 31, 1996                $14,002,529         $(429,163)        $13,573,366

Formation Loan collections                             0             60,223             60,223
Net income                                       818,610                  0            818,610
Early withdrawal penalties                      (40,258)             27,665           (12,593)
Partners' withdrawals                        (1,572,037)                  0        (1,572,037)
                                          ---------------    ---------------     --------------

Balances at December 31, 1997                $13,208,844         $(341,275)        $12,867,569

Formation Loan collections                             0             66,908             66,908
Net Income                                       838,105                  0            838,105
Early withdrawal penalties                      (30,529)             20,980            (9,549)
Partners' withdrawals                        (1,826,304)                  0        (1,826,304)
                                          ---------------    ---------------     --------------

Balances at December 31, 1998                $12,190,116         $(253,387)        $11,936,729

Formation Loan collections                             0             75,138             75,138
Net Income                                       900,485                  0            900,485
Early withdrawal penalties                      (18,553)             12,750            (5,803)
Partners' withdrawals                        (1,909,231)                  0        (1,909,231)
                                          ---------------    ---------------     --------------

Balances at December 31, 1999                $11,162,817         $(165,499)        $10,997,318

Formation Loan collections                             0             57,534             57,534
Net Income                                       676,370                  0            676,370
Early withdrawal penalties                      (12,198)              8,382            (3,816)
Partners' withdrawals                        (1,395,436)                  0        (1,395,436)
                                          ---------------    ---------------     --------------

Balances at September 30, 2000               $10,431,553          $(99,583)        $10,331,970
                                          ===============    ===============     ==============







See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999 (audited) AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)

                                PARTNERS' CAPITAL

                  -------------------------------------------------

                                           Capital Account
                                               General          Total Partners'
                                              Partners              Capital
                                          ------------------    ----------------
Balances at December 31, 1996                  $11,978            $13,585,344

Formation Loan collections                           0                 60,223
Net income                                       8,269                826,879
Early withdrawal penalties                           0                (12,593)
Partners' withdrawals                           (8,269)            (1,580,306)
                                          ------------------    ----------------

Balances at December 31, 1997                   $11,978            $12,879,547

Formation Loan collections                            0                 66,908
Net income                                        8,466                846,571
Early withdrawal penalties                            0                 (9,549)
Partners' withdrawals                            (8,466)            (1,834,770)
                                          ------------------    ----------------

Balances at December 31, 1998                   $11,978            $11,948,707

Formation Loan collections                            0                 75,138
Net income                                        9,096                909,581
Early withdrawal penalties                            0                 (5,803)
Partners' withdrawals                            (9,096)            (1,918,327)
                                          ------------------    ----------------

Balances at December 31, 1999                   $11,978            $11,009,296

Formation Loan collections                            0                 57,534
Net income                                        6,832                683,202
Early withdrawal penalties                            0                 (3,816)
Partners' withdrawals                            (6,832)            (1,402,268)
                                          ------------------    ----------------

Balances at September 30, 2000                  $11,978            $10,343,948
                                          ==================    ================








See accompanying notes to financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,


                                                                     ---------------------------------------------------
                                                                            2000                1999
                                                                        --------------     ---------------
Cash flows from operating activities:
  Net income                                                                 $683,202            $679,429
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                             3,940             258,478
    Provision for losses on real estate held for sale                          10,100              55,005
    Early withdrawal penalty credited to income                               (3,816)             (4,568)
    (Increase) decrease in accrued interest and advances                    (130,293)             117,029
    Increase (decrease) in accounts payable and accrued expenses             (20,027)             (9,996)
    Increase (decrease) in deferred interest on Mortgage Investments        (115,709)           (131,743)
                                                                        --------------     ---------------
      Net cash provided by operating activities                               427,397             963,634
                                                                        --------------     ---------------

Cash flows from investing activities:

    Principal collected on mortgage investments                             4,067,472           7,059,108
    Mortgage Investments made                                             (6,140,661)         (5,431,803)
    Additions to Real Estate held for sale                                   (47,089)             (4,650)
    Dispositions of Real Estate held for sale                                  58,359             103,696
    Accounts Receivable Unsecured (disbursement)                              (1,321)             (5,956)
    Proceeds from unsecured Accounts Receivable                                 3,057              20,984
                                                                        --------------     ---------------
      Net cash provided by (used in) investing activities                 (2,060,183)           1,741,379
                                                                        --------------     ---------------

Cash flows from financing activities:

  Net increase (decrease) in note payable-bank                              2,700,000         (1,462,663)
  Formation loan collections                                                   57,534              55,880
  Partners withdrawals                                                     (1,402,268         (1,420,186)
                                                                        --------------     ---------------
      Net cash provided by (used in) financing activities                   1,355,266         (2,826,969)
                                                                        --------------     ---------------

Net increase (decrease) in cash                                             (277,520)           (121,956)

Cash - beginning of period                                                    388,770             461,544
                                                                        --------------     ---------------
Cash - end of period                                                         $111,250            $339,588
                                                                        ==============     ===============








See accompanying notes to financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

A.  Sales Commissions - Formation Loan

Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the Mortgage Investments. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage
Corp. an amount not to exceed 8.3% of the gross proceeds provided that the Formation Loan for the minimum offering period could be 10% of the gross proceeds for that period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through September 30, 2000, $814,786 including $145,256 in early withdrawal penalties, had been repaid leaving a Formation Loan balance of $99,583 which is due from an affiliate of the General Partners' and has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                               SEPTEMBER 30, 2000

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

At September 30, 2000, December 31, 1999 and December 31, 1998, reductions in the cost of Mortgage Investments categorized as impaired by the Partnership totalled $152,231, $152,231 and $38,634, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

As presented in Note 10 to the financial statements as of September 30, 2000, the average mortgage investment to appraised value of security at the time the loans were consummated was 59.77%. When a Mortgage Investment is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 2000 and 1999, including the aforementioned real estate owned:

                                   September 30,                December 31,
                               -----------------            -----------------
                                      2000                         1999
                               -----------------            -----------------

Costs of properties               $1,221,284                   $1,182,701
Reduction in value                  (402,288)                    (349,260)
                               ----------------             -----------------

Fair value reflected in
  financial statements              $818,996                     $833,441
                               ================             =================

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

H. Allowance for Doubtful Accounts

Mortgage Investments and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the Mortgage Investment system. A provision is made for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired Mortgage Investments, other Mortgage Investments, accrued interest and advances on Mortgage Investments, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2000 and December 31, 1999 was as follows:

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


                                   September 30,                    December 31,
                                       2000                             1999
                                 ----------------               ----------------

Impaired mortgage investments        $152,231                         $152,231
Unspecified mortgage investments      609,668                          598,803
Accounts receivable, unsecured         77,529                           77,529
                                 ---------------                ----------------
                                     $839,428                         $828,563
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of Mortgage Investments in an amount up to 12% of the principal amount of the Mortgage Investments through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees as of September 30, 2000 and for the years ended 1999, and 1998, totalled $122,196, $207,739 and $166,752, respectively.

B. Mortgage Servicing Fees

Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the Mortgage Investment is located. Mortgage servicing fees of $70,472, $127,440 and $128,493 were incurred for nine months through September 30, 2000 and for years ended 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive a monthly fee for managing the Partnership's Mortgage Investment portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $28,565, $44,524 and $16,141 for the nine months through September 30, 2000 and for the years ended 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

E. Liquidity, Capital Withdrawals and Early Withdrawals

There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had occurred as of September 30, 2000. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

NOTE 5 - LEGAL PROCEEDINGS

Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totalling $161,349 at September 30, 2000. The Partnership is a defendant, along with numerous defendants including a developer, contractor and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in Real Estate acquired through foreclosure.

Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership has a bank line of credit secured by its Mortgage Investment portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of September 30, 2000 and December 31, 1999 were $3,500,000 and $800,000, respectively, and the interest rate was 9.75% (9.50% prime + .25%). This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                       September 30,                December 31,
                                           2000                        1999
                                     -----------------             -------------

Net assets - Partners' Capital
  per financial statements              $10,343,948                  $11,009,296

Formation loan receivable                    99,583                      165,499
Allowance for doubtful accounts             839,428                      828,563
                                     -----------------             -------------
Net assets tax basis                    $11,282,959                  $12,003,358
                                     =================             =============

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

(b) The Carrying Value of Mortgage Investments - (see note 2 (c) is $13,084,849. The September 30, 2000 fair value of these investments of $13,062,558 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The Mortgage Investments are secured by recorded deeds of trust. At September 30, 2000, there were 35 Mortgage Investments outstanding with the following characteristics:

Number of Mortgage Investments outstanding                                    35
Total Mortgage Investments outstanding                               $13,084,849

Average Mortgage Investment outstanding                                 $373,853
Average Mortgage Investment as percent of total                            2.86%
Average Mortgage Investment as percent of Partners' Capital                3.61%

Largest Mortgage Investment outstanding                               $1,841,612
Largest Mortgage Investment as percent of total                           14.07%
Largest Mortgage Investment as percent of Partners' Capital               17.80%

Number of counties where security is located (all California)                 11

Largest percentage of Mortgage Investments in one county                  27.01%
Average Mortgage Investment to appraised value of security
  at time loan was consummated                                            59.77%

Number of Mortgage Investments in foreclosure                                  0


The following categories of Mortgage Investments are pertinent at September 30, 2000 and December 31, 1999:

                                          September 30,             December 31,
                                        ------------------         -------------
                                             2000                       1999
                                        ------------------         -------------

First Trust Deeds                          $8,359,757               $6,077,532
Second Trust Deeds                          4,651,921                4,272,714
Third Trust Deeds                              73,171                  661,414
                                        ------------------         -------------
 Total Mortgage Investments                13,084,849               11,011,660
Prior liens due other lenders               9,393,048               10,389,233
                                        ------------------         -------------
 Total debt                               $22,477,897              $21,400,893
                                        ==================         =============

Appraised property value at
 time of loan                             $37,608,400              $34,223,193
                                        ==================         =============

Total investments as a percent
 of appraisals                                  59.77%                   62.53%
                                       ==================         =============

Investments by Type of Property

Owner occupied homes                         $220,661                 $340,864
Non-Owner occupied homes                    1,511,274                2,347,394
Apartments                                  2,418,453                  182,675
Commercial                                  8,934,461                8,140,727
                                       -----------------         ---------------
                                          $13,084,849              $11,011,660
                                      ==================         ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

Scheduled maturity dates of mortgage investments as of September 30, 2000 are as follows:

                    Year Ending
                   December 31,
                --------------------

                       2000                                         $1,973,127
                       2001                                          8,755,274
                       2002                                          1,030,846
                       2003                                            503,781
                       2004                                            130,446
                    Thereafter                                         691,375
                                                             ------------------
                                                                   $13,084,849
                                                             ==================

The scheduled maturities for 2000 include approximately $1,899,956 in eight Mortgage Investments which are past maturity at September 30, 2000. Interest payments on most of these loans are current. $826,885 of these Mortgage Investments were categorized as delinquent over 90 days.

Two mortgage investments with principal outstanding of $137,277 had interest payments overdue in excess of 90 days. Six Mortgage Investments with principal outstanding of $1,099,474 were considered impaired at September 30, 2000. That is interest accruals are no longer recorded thereon.

The cash balance at September 30, 2000 of $111,250 was in two banks with interest bearing balances totalling $104,244. The balances remained within the FDIC insurance limits (up to $100,000 per bank). The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At September 30, 2000, draw down against this facility was $3,500,000.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS

On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 2000, Partners' Capital totaled $10,343,948.

At September 30, 2000, the Partnership Mortgage Investments outstanding totalled $13,084,849. This represents a decline of $124,337 from the December 31, 1998 Mortgage Investments balance. This reduction in Mortgage Investments outstanding as of September 30, 2000 was chiefly due to cash proceeds from Mortgage Investment repayments being used to fund withdrawals to the Limited Partners of $3,335,417, during 1999, and nine months through September 30, 2000. This was offset by an increase in Note Payable-Bank of $1,587,337 reinvestment of earnings of $746,652, reduction in accrued interest, other receivables and investment of cash. Mortgage investments decreased from $13,449,741 from 1997 to $13,209,186 in 1998, a decrease of $240,555 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, convert it's partnership interest to cash of $346,017, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable - Bank of $1,112,663 and investment of cash. The Partnership began funding Mortgage Investments on December 27, 1989, and as of September 30, 2000, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.84%.

Since the Fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. New Mortgage Investments will be originated at higher interest rates which could increase the average return across the entire Mortgage Investment portfolio held by the Partnership. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2000 over the next 12 months. As of September 30, 2000 the Partnership Real Estate Owned account and the investment in Partnership account had a combined balance of $818,996. These accounts had combined balances of $397,396 and $307,931 for the years ended December 31, 1998 and 1999, respectively. The increase in the Partnership Real Estate Owned account is the result of the acquisition of a property through foreclosure. The General Partners anticipate that the annualized yield for the new year, 2000, will be higher than the previous year.

The Partnership has a line of credit with a commercial bank secured by its Mortgage Investments to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of September 30, 2000, December 31, 1999 and December 31, 1998, the balances were $3,500,000, $800,000 and
$1,912,663, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate Mortgage Investments are not currently available. Since most of the Mortgage Investments made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the Mortgage Investments funded using the line of credit generate revenue for the Partnership. As of September 30, 2000, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999 and nine months period ended September 30, 2000, interest paid was $170,867, $182,350 and $170,181, respectively.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-three years. Mortgage Servicing Fees in 1998 were $128,493, in 1999 were $127,440 and during nine months through September 30, 2000 were $70,472. These Mortgage Servicing Fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the nine months through September 30, 2000, Management Fees paid was $28,565. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999 and 2000. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate acquired through foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 2000, there were no properties in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of Mortgage Investments and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new Mortgage Investment opportunities when available, used to reduce the Partnership credit line or other Partnership business.

The General Partners regularly review the Mortgage Investment portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $434,495, $423,054, $329,057 and $14,040, as provision for doubtful accounts for the years ended December 31, 1997, 1998 and 1999 and nine months ended September 30, 2000, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998 and by $93,997 to $329,057 in 1999. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

Extracts from recent publications regarding California's economy, population, employment and real estate said:

"In the next 10 years we (California) will again add approximately 5 million people, but with far less building activity. In the decade after that we will add another 7 million people with a similar pace of building activity. This mismatch between demand and supply will not only manifest itself in home appreciation, but also crowding in existing housing - something one now experiences not only in old city quarters like Europe and Asia but increasingly now in places like Manhattan and San Francisco...California's unemployment rate, currently at 5 percent will hold steady at this level for the next 12 months whereas the U.S. unemployment rate rises from 4.1% this year to 4.4% next year." (Source: UCLA Anderson Forecast, September, 2000)

"- Only 31 percent of Californians can afford to buy a median-priced home, the California Association of Realtors said yesterday.

That figure, calculated for September, compared to a 53 percent affordability rating nationwide and was down from the same period a year ago, when 36 percent of state residents could afford to buy a home.

The median price of a single-family home in September was $248,020, the Associa-tion reported last month." (Source: Redwood City Daily News, November 3,
2000)

"Interest Rates - a really toss up - if the economy does indeed continue to slow the Feds will keep a "steady as we go" course but if they sense a heating up they will inch up rates again.

Of course, for all of us in the Bay Area we will be focused on the high tech industries and real estate. As with most emerging industries some of the high tech players will survive and do very well - think Cisco, Sun, Oracle, Intel, Exodus, America OnLine/Time Warner and others with a dream and no business plan will fall out. As for real estate we have seen gains of from 35-105 percent over the last few years. Next year appreciation will slow down to more historical valuations but the demand will still be strong. The key for sellers will be to price their homes "properly" (don't live in the market of six months ago - today's market has slowed down somewhat and is different). The key for buyers is to accept that the demand is still strong and that prices are not "out of line"
- people said that 2 years ago, 1 year ago, six months ago.

Perhaps in America we find ourselves after 10 years "on hold" - a time to take stock and smell the roses we have bloomed. And that's not all bad. (Source:
The Independent published by Redwood City Almanac, October 28, 2000)

To the Partnership, low unemployment, an increasing population, home appreciation, and relatively stable interest rates all bode well for the California and San Francisco Bay Area real estate markets, our underlying mortgage loan collateral.

The Partnership's interest in land located in East Palo Alto, CA, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $21,855, $9,039, and $ 0, for the nine months period ended September 30, 2000 and for the years ended December 31, 1999 and 1998, respectively, has been invested with that of two other Partnerships. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which a major chemical company remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The General Partners are attempting to subdivide this land into two parcels and exploring the ability to obtain new zoning for this property.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and nine months through September 30, 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841 and $339,362, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999 and nine months through September 30, 2000 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644 and $337,008, respectively. As of December 31 1998, December 31, 1999 and September 30, 2000, Limited Partners electing to withdraw earnings represented 53%, 54% and 52% of the Limited Partners capital.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999 and for the nine months through September 30, 2000, $381,458, $231,025 and $142,975, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and September 30, 2000, respectively and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and nine months through September 30, 2000, $1,019,017, $1,205,917 and $925,297,
respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity which the General Partners then expect a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1994) through year ten (1999) and nine months ended September 30, 2000, is shown hereunder:

                                            Years ended December 31,

                             1994                 1995                  1996                     1997
                   ---------------       --------------        --------------         ----------------

Earnings                 $263,206             $270,760              $336,341                 $399,379
Capital                 *$340,011            *$184,157             *$722,536              *$1,212,916
                   ---------------       --------------       --------------         ----------------
Total                    $603,217             $454,917            $1,058,877               $1,612,295
                   ===============       ==============        ==============         ================

                                                                    For the nine months
                             1998                 1999           through September 30,2000
                   ---------------       --------------        ------------------------------

Earnings                 $456,358             $490,841                       $339,362
Capital               *$1,400,475          *$1,436,942                    *$1,068,272
                   ---------------       --------------                 --------------
Total                  $1,856,833           $1,927,783                     $1,407,634
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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving                Description of Compensation
Compensation                    and Services Rendered                     Amount
--------------------------- ----------------------------------------------------

I.  Redwood Mortgage        Mortgage Servicing Fee for
    Corp.                   servicing Mortgage Investments               $70,472

General Partners            Asset Management Fee
&/or Affiliates             for managing assets                          $28,565

General Partners            1% interest in profits                        $6,832

General Partners &/or       Portion  of  early  withdrawal penalties
Affiliates                  applied  to  reduce Formation Loan            $8,382

II. FEES PAID BY BORROWERS ON MORTGAGE INVESTMENTS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage Brokerage Commissions for services in
                            connection with the review, selection, evaluation,
                            negotiation, and extension of the Mortgage Invest-
                            ments paid by the borrowers and not by the
                            Partnership                                 $122,196

Redwood Mortgage Corp.      Processing and Escrow Fees for services in
                            connection with notary, document preparation,
                            credit investigation, and escrow fees payable
                            by the borrowers and not by the Partnership   $3,311
Gymno Corporation Inc.
                            Reconveyance Fee                                $783


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . $20,310

         MORTGAGE INVESTMENT PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 2000

                             Partnership Highlights

Mortgage Investment to Value Ratios

First Trust Deeds                                                $8,359,756.92
Appraised Value of Properties *                                  14,788,943.00
   Total Investment as a % of Appraised Value                           56.53%

First Trust Deed Mortgage Investments                             8,359,756.92
Second Trust Deed Mortgage Investments                            4,651,921.54
Third Trust Deed Mortgage Investments                                73,170.73
                                                             ------------------
                                                                $13,084,849.19

First Trust Deeds due other Lenders                               8,393,048.00
Second Trust Deeds due other Lenders                              1,000,000.00
                                                             ------------------
Total Debt                                                      $22,477,897.19

   Appraised Property Value *                                    37,608,400.00
   Total Investment as a % of Appraised Value                           59.77%

Number of Mortgage Investments Outstanding                                  35

Average Investment                                                 $373,852.83
Average Investment as a % of Net Assets                                  3.61%
Largest Investment Outstanding                                    1,841,612.18
Largest Investment as a % of Net Assets                                 17.80%

Loans as a Percentage of Total Mortgage Investments

First Trust Deed Mortgage Investments                                   63.89%
Second Trust Deed Mortgage Investments                                  35.55%
Third Trust Deed Mortgage Investments                                    0.56%
                                                              -----------------
Total                                                                  100.00%

Mortgage Investments by Type of

Property                                   Amount                      Percent

Owner Occupied Homes                     $220,660.85                     1.69%
Non Owner Occupied Homes                1,511,274.16                    11.55%
Apartments                              2,418,453.29                    18.48%
Commercial                              8,934,460.89                    68.28%
                                     -----------------        -----------------
Total                                 $13,084,849.19                   100.00%

Statement of Conditions of Mortgage Investments
         Number of Mortgage Investments in Foreclosure                 0



*Values used are the appraisal values utilized at the time the mortgage investment was consummated.

Diversification by County

County                                          Total Loans          Percent

San Francisco                                 $3,534,080.43           27.01%
Stanislaus                                     2,996,554.16           22.90%
Contra Costa                                   2,115,818.40           16.17%
San Mateo                                      1,652,451.52           12.63%
Alameda                                          824,722.00            6.30%
Placer                                           703,735.06            5.38%
Santa Clara                                      583,019.76            4.45%
Santa Cruz                                       474,847.08            3.63%
Sacramento                                        96,716.11            0.74%
Shasta                                            79,684.44            0.61%
Sonoma                                            23,220.23            0.18%


                                         -------------------      -----------
Total                                        $13,084,849.19          100.00%

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b)      Form 8-K

                                    The registrant  has not filed any reports on
                                     Form 8-K during the three month period ending September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of November, 2000.

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

          By:     /S/ D. Russell Burwell

                  ---------------------------------------------
                  D. Russell Burwell, President

          By:     /S/ Michael R. Burwell

                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 9th day of November, 2000.

Signature                              Title                          Date

/S/ D. Russell Burwell

----------------------------
D. Russell Burwell                General Partner               November 9, 2000


/S/ Michael R. Burwell

----------------------------
Michael R. Burwell                General Partner               November 9, 2000



/S/ D. Russell Burwell

----------------------------
D. Russell Burwell        President of Gymno Corporation,       November 9, 2000
                           (Principal Executive Officer);
                           Director of Gymno Corporation


/S/ Michael R. Burwell

---------------------------
Michael R. Burwell        Secretary/Treasurer of Gymno          November 9, 2000
                         Corporation (Principal Financial
                             and Accounting Officer);
                          Director of Gymno Corporation