Form 10-K
period 2000-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2001-03-30
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2000

                                     Part I

                                                                        Page No.
Item 1 - Business                                                              3
Item 2 - Properties                                                          4-5
Item 3 - Legal Proceedings                                                     6
Item 4 - Submission of Matters to a Vote of Security Holders (Partners)        6

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and
              Relate Unitholder Matters                                        6
Item 6 - Selected Financial Data                                             6-8
Item 7 - Management's Discussion and Analysis of Financial condition
              and Results of Operations                                     9-13
Item 8 - Financial Statements and Supplementary Data                       13-33
Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             34

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                  34
Item 11 - Executive Compensation                                              35
Item 12 - Security Ownership of Certain Beneficial Owners and Management      36
Item 13 - Certain Relationships and Related Transactions                      36

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
              Form 8- K.                                                   36-37

Signatures                                                                    38

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
              Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 2000 Commission file number 33-30427
--------------------------------------------------------------------------------

                           REDWOOD MORTGAGE INVESTORS VII
                 (Exact name of registrant as specified in its charter)

           California                                             94-3094928
-----------------------------------------                 ---------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification)
  incorporation or organization)

 650 El Camino Real Suite G, Redwood City, CA                              94063
----------------------------------------------                  ----------------
(address of principal executive offices)                              (zip code)

Registrant's telephone number including area code                 (650) 365-5341
-------------------------------------------------               ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------------------        -----------------------------------------
Limited Partnership Units                                   None
-------------------------------        -----------------------------------------

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

YES        XXXX                                              NO
------------------------                                     -------------------

Through  December  31,  2000,  the  limited   partnership   units  purchased  by
non-affiliates was 119,983.59 units computed at $100.00 a unit for $11,998,359. The offering was closed on September 30, 1992.

Documents incorporated by reference:

Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

                                     Part I

Item 1 - Business

Redwood Mortgage Investors VII, a California limited partnership (the "Partnership"), was organized in 1989 of which D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation, are the General Partners. The address of the Partnership and the General Partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. The Partnership's objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which Limited Partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria" pages 26-31 of the Prospectus which is incorporated by reference.

Originally, 60,000 Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the General Partners increased the number of units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992. The offering closed on September 30, 1992, and the Limited Partners contributed capital totaled $11,998,359 of an approved $12,000,000 issue, in units of $100 each. At that date all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom), was filed on September 21, 1992.

The Partnership began selling units in October 1989 and began investing in mortgages in December 1989. At December 31, 2000, the Partnership had a balance in its loans portfolio totaling $12,794,297 with interest rates thereon ranging from 6.50% to 14.50%.

Currently, loans secured by First Trust Deeds comprise 68.16% of the amount of funds in the loan portfolio followed by Second Trust Deeds of 31.27% and Third Trust Deeds of 0.57%. Owner-occupied homes, combined with non-owner occupied homes total 14.57% of the loans. Commercial loans origination decreased from last year, now comprising 65.19% of the portfolio, a decrease of 8.74%. Loans to apartments totaled 20.24%. The past year brought many outstanding low loan to value lending opportunities in the commercial segment of the market. 66.38% of the total loans, are in five counties of the Bay Area. The County of Stanislaus makes up 21.80% of the loans. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans are primarily in Northern California. Loan size increased the past year, and is now averaging $336,692 per loan, an increase of $74,510. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction stood at 39.31%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio is in good condition with no property in foreclosure as of December 2000.

Item 2 - Properties

A summary of the Partnership's loan portfolio as of December 31, 2000 is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                                              $8,720,985.58
Appraised Value of Properties                                  15,179,235.00
  Total Investment as a % of Appraisal                                57.45%
First Trust Deeds                                              $8,720,985.58
Second Trust Deed Loans                                         4,000,140.40
Third Trust Deed Loans                                             73,170.73
                                                          -------------------
                                                               12,794,296.71
Priority positions:
    First Trust Deeds due other Lenders                         7,761,363.00
    Second Trust Deeds due other Lenders                        1,000,000.00

Total Debt                                                    $21,555,659.71

  Appraised Property Value                                    $35,518,467.00
  Total Investments as a % of Appraisal                               60.69%

Number of Loans Outstanding                                               38

Average Investment                                                336,692.02
Average Investment as a % of Net Assets                                3.33%
Largest Investment Outstanding                                  1,995,451.75
Largest Investment as a % of Net Assets                               19.74%

Loans as a Percentage of Total Loans

First Trust Deeds                                                     68.16%
Second Trust Deeds                                                    31.27%
Third Trust Deeds                                                      0.57%
                                                          -------------------
Total                                                                100.00%

Loans by                                     Amount             Percent
Type of Property

Owner Occupied Homes                          $218,941.63              1.71%
Non-Owner Occupied Homes                     1,644,636.22             12.86%
Apartments                                   2,590,022.29             20.24%
Commercial                                   8,340,696.57             65.19%
                                        ------------------ ------------------
Total                                      $12,794,296.71           100.00 %

The following is a distribution of loans outstanding as of December 31, 2000 by Counties.

                                  Total Mortgage
County                              Investments               Percent

San Francisco                         3,769,959.58             29.47%
Stanislaus                            2,789,455.34             21.80%
Contra Costa                          2,115,418.47             16.53%
Alameda                               1,027,809.79              8.03%
San Mateo                              $901,599.29              7.05%
Placer                                  837,967.10              6.55%
Santa Clara                             678,388.30              5.30%
Santa Cruz                              474,294.01              3.71%
Sacramento                               96,716.11              0.76%
Shasta                                   79,538.11              0.62%
Sonoma                                   23,150.61              0.18%
                                 ------------------       ------------
Total                               $12,794,296.71            100.00%


Statement of Condition of Loans

Number of Loans in Foreclosure                               -0-

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                         Year Ending
                         December 31,                  Amount
                      -------------------        --------------------
                             2001                        $10,100,308
                             2002                          1,317,339
                             2003                            557,348
                             2004                            130,010
                             2005                            514,419
                          Thereafter                         174,873
                                                 --------------------
                            Total                        $12,794,297
                                                 ====================

The scheduled maturities for 2001 include approximately $1,664,181 in seven loans which are past maturity at December 31, 2000. Interest payments on most of these loans are current. $753,320 of these loans were categorized as delinquent over 90 days. This represents only 5.89% of the Partnership's loan portfolio.

Five loans with principals outstanding of $890,597 had interest payments overdue in excess of 90 days. Which is only 6.96% of the Partnership's loan balance as of December 31, 2000.

Five loans with principals outstanding of $890,597 were considered impaired at December 31, 2000. That is interest accruals are no longer recorded thereon.

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

Item 4 - Submission of Matters to a Vote of Security Holders (Partners).

No matters have been submitted to a vote of the Partnership.

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters.

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

Financial condition and results of operation for the Partnership for five years to December 31, 2000 were:


                                                              Balance Sheet
                                                                 Assets

                                                                           December 31,
                                     ------------------------------------------------------------------------------------------
                                              2000                1999               1998              1997               1996
                                     --------------     ---------------    ---------------    --------------    ---------------

Cash                                      $269,000            $388,770           $461,544          $520,837           $755,089
Accounts receivable:
   Loans secured by deeds of trust      12,794,297          11,011,660         13,209,186        13,449,741         12,036,293
   Accrued interest and other fees         363,321             357,177            442,350           427,952            264,495
   Advances on loans                        29,825              31,669             39,733            33,154             41,203
   Other receivables - unsecured           188,421             163,085            242,493           252,422            337,242
   Less allowance for losses             (850,548)           (828,563)          (787,042)         (424,738)          (228,647)
Real estate owned ("REO")
acquired  through foreclosure at
estimated
     net realizable value                  816,094             307,931            397,396           687,139          1,468,345
Real estate owned in process                     0             525,510                  0                 0                  0
Partnership interest                             0                   0                  0           346,017            242,394
                                     --------------     ---------------    ---------------    --------------    ---------------
                                       $13,610,410         $11,957,239        $14,005,660       $15,292,524        $14,916,414
                                     --------------     ---------------    ---------------    --------------    ---------------


                        Liabilities and Partners Capital

                                                                           December 31
                                    -------------------------------------------------------------------------------------------


                                         2000               1999              1998               1997               1996
                                    --------------     --------------    ---------------   ---------------    ---------------
Liabilities:
  Note payable - bank                   $3,500,000           $800,000        $1,912,663         $2,341,816          $1,175,000
  Accounts payable and
     accrued expenses                        4,102             32,234            12,547              1,845               1,472
  Deferred interest                              0            115,709           131,743                  0                   0
  Discount of loans                              0                  0                 0             69,316             154,598
                                    ---------------    ---------------    --------------    --------------    ----------------
                                         3,504,102            947,943         2,056,953          2,412,977           1,331,070

Partners' capital:
  General partners                          11,978             11,978            11,978             11,978              11,978
  Limited partners subject to
    redemption                          10,094,330         10,997,318        11,936,729         12,867,569          13,573,366
                                    ---------------    ---------------    --------------     --------------    ----------------
Total partners capital                  10,106,308         11,009,296        11,948,707         12,879,547          13,585,344
                                    ---------------    ---------------    --------------     --------------    ----------------

                                       $13,610,410        $11,957,239       $14,005,660        $15,292,524         $14,916,414
                                    ===============    ===============    ==============     ==============    ================




                               Statement of Income

Gross revenue                           $1,437,964         $1,663,245        $1,657,728         $1,623,863          $1,580,500
Expenses                                   537,818            753,664           811,157            796,984             721,401
                                      -------------    ---------------    --------------     --------------    ----------------
Net Income                                 900,146            909,581           846,571            826,879             859,099
                                      -------------    ---------------    --------------     --------------    ----------------
Net income to general
  partners (1%)                              9,001              9,096             8,466              8,269               8,591
                                      =============    ===============    ==============     ==============    ================
Net income to limited
  partners (99%)                           891,145            900,485           838,105            818,610             850,508
                                      =============    ===============    ==============     ==============    ================


Net income per  $1,000  invested  by
limited
 Partners for entire period:
   - where income is
        reinvested and compounded              $85                $79               $67                $61                 $60
                                      =============    ===============    ==============     ==============    ================

    - where partner receives
        income in monthly
        distributions                          $82                $76               $65                $59                 $59
                                      =============    ===============    ==============     ==============    ================

Net income in 1998 averaged at an annualized yield of 6.69%, in 1999 the annualized yield was 7.86% and in 2000 the annualized yield was 8.52%. Average annualized yield since inception through December 31, 2000, was 7.85%.

ITEM 7  -    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 2000, Partners' Capital totaled $10,106,308.

At December 31, 2000, the Partnership loans outstanding totaled $12,794,297. This represents a decline of $414,889 from the December 31, 1998 loans balance. This reduction in loans outstanding as of December 31, 2000 was chiefly due to cash proceeds from Mortgage Investment repayments being used to fund withdrawals to the Limited Partners of $3,811,803, during 1999 and 2000. This was offset by an increase in Note Payable-Bank of $2,700,000 reinvestment of earnings of $846,403, reduction in accrued interest, other receivables and investment of cash. Loans decreased from $13,449,741 from 1997 to $13,209,186 in 1998, a decrease of $240,555 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable - Bank of $1,112,663 and investment of cash. The Partnership began funding loans on December 27, 1989, and as of December 31, 2000, had credited the Partners accounts with income at an average annualized (compounded) yield of 7.85%.

Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, in 2001 the Federal Reserve has reversed its policy towards higher rates and is lowering its core interest rates. This will have the effect of lowering interest rates in the marketplace. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. As of December 31, 2000 the Partnership Real Estate Owned account and the investment in Partnership account had a combined balance of $816,094. These accounts had combined balances of $397,396 and $307,931 for the years ended December 31, 1998 and 1999, respectively. The increase in the Partnership Real Estate Owned account is the result of the acquisition of one property through foreclosure. The General Partners anticipate that the annualized yield for the new year, 2001, will be higher than the previous year.

The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of December 31, 2000, the prime rate was 9.50% and the line of credit rate was 9.75%. As of December 31, 2000, December 31, 1999 and December 31, 1998, the balances were $3,500,000, $800,000 and $1,912,663, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of December 31, 2000, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999 and 2000, interest paid was $170,867, $182,350 and $257,390, respectively.

The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-three years. Mortgage Servicing Fees in 1998 were $128,493, in 1999 were $127,440 and in 2000 were $110,713. These Mortgage Servicing Fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the year 2000, Management Fees paid was $38,400. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999 and 2000. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate Acquired Through -Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of December 31, 2000, there were no properties in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of loans and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or other Partnership business.

The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $423,054, $329,057 and $65,664, as provision for doubtful accounts for the years ended December 31, 1998, 1999 and 2000, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998, by $93,997 to $329,057 in 1999, and by $263,393 to $65,664 in
2000. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

The much publicized California energy crises has not only affected the hi-tech, manufacturing, service and agro based industries, the professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crises, which means higher cost to the consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. On the real estate scene, The San Mateo Times February 22, 2001 issue, reported that despite the energy crises and talk of recession, the median price of a San Mateo County home soared to near record levels in January. "The median price of a single-family home jumped 4 percent over December to $651,000, nearing the record $653,000 of last May, during the spring price-soaring frenzy. Realtors insist the hysteria of last spring, causing real estate values to soar, is over and the market has plateaued. But prices are not reflecting that yet.

For example, the median price of a home in East Palo Alto jumped 25 percent in January to $736,000. This is especially shocking, considering East Palo Alto's median was well under $200,000 in January 1998, with fixer-uppers in the low $100,000s. While a few high price homes can skew median home prices, it is an indication that the real estate market has not completely plateaued.

Popular three-bedroom, two-bath homes settled in between $600,000 and $800,000. Many two-bedroom, one-bath homes are selling for $500,000 and up.

Sales slowed in January, as usual, to 269 from 362 in December countywide. They were off from 315 sales in January 2000.

 "There are still plenty of buyers wanting to buy, and now there are more people wanting to sell," said Denise Aquila, a real estate agent at ReMax in San Carlos. Despite the stock market's recent tanking and many dot-com failures, Aquila and other realtors see a strong market this year countywide with prices holding their own. Part of the reason for the resilience is that entry-level homes are in the $500,000 to $700,000 range countywide, and "they aren't making any more of them," Aquila said. The County's median price for January climbed 21 percent over the same period last year. Although the article focuses on single-family residences only, corresponding increase in values had similar impact on commercial, industrial and apartment buildings in general.

To the Partnership, these sales statistics indicate a strong real estate market that is beginning to slow down from the rapid appreciation that has occurred over the last 3 years. The real estate market appears to be coming more into balance with similar numbers of buyers and sellers which will allow buyers more opportunity to negotiate and be selective in their real estate purchases.

The California energy crisis is a longer-term problem, which the Partnership cannot affect. Creative and pragmatic solutions will need to be developed by Industry and Government so as not to stifle the business growth in California. The crises which means higher cost to the consumers in the near term could adversely affect the economy, employment and the Partnership's lending in its residential and commercial loans by lowering real estate values.

Bank discount rate fell from 6.00% in May 2000 to 4.5% in March 2001. The price hike in real estate properties means more equity to the homeowners, which increases equity on the existing portfolio. Lower interest rates mean cutting the cost of capital, improving profit margins and encouraging expansion. It also helps to induce consumer spending, sparking home sales and mortgage refinancing. This all translates into more loan activity, which, of course, is healthy for the Partnership's lending activity.

The Partnership's interest in land located in East Palo Alto, CA, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $38,238, $9,039, and $ 0, for the years ended December 31, 2000, December 31, 1999 and 1998, respectively, has been invested with that of two other Partnerships. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which a major chemical company remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The General Partners are attempting to subdivide this land into two parcels and exploring the ability to obtain new zoning for this property.

At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999 and 2000, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841 and $454,386, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999 and 2000 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644 and $436,759, respectively. As of December 31 1998, December 31, 1999 and December 31, 2000, Limited Partners electing to withdraw earnings represented 53%, 54% and 49% of the Limited Partners capital.

The  Partnership  also allows the Limited  Partners  to withdraw  their  capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999 and 2000, $381,458, $231,025 and $179,343, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, December 31, 1999 and December 31, 2000, respectively and is expected by the General Partners to commonly occur at these levels.

Additionally, for the years ended December 31, 1998, December 31, 1999 and December 31, 2000, $1,019,017, $1,205,917 and $1,250,291, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity, which the General Partners then expect, a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

Actual liquidation of both capital and earnings from year five (1994) through year eleven (2000) is shown hereunder; which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                            Years ended December 31,

                             1994                 1995                  1996                     1997
                   ---------------       --------------        --------------         ----------------
Earnings                 $263,206             $270,760              $336,341                 $399,379
Capital                 *$340,011            *$184,157             *$722,536              *$1,212,916
                   ---------------       --------------        --------------         ----------------
Total                    $603,217             $454,917            $1,058,877               $1,612,295
                   ===============       ==============        ==============         ================


                             1998                 1999                  2000
                   ---------------       --------------        --------------
Earnings                 $456,358             $490,841              $454,386
Capital               *$1,400,475          *$1,436,942            *1,429,634
                   ---------------       --------------        --------------
Total                  $1,856,833           $1,927,783            $1,884,020
                   ===============       ==============        ==============


* These amounts represent gross of early withdrawal penalties.

The Year 2000 was considered by most to be a challenge for the entire world with respect to the conversion of existing computerized operations. The Partnership relied on Redwood Mortgage Corp., third parties and various software vendors for its hardware and software needs. The year 2000 has come and gone and we have not experienced any computer hardware breakdowns. We assume that our testing and upgrading of computer hardware prior to year 2000 identified all hardware areas of concern. Computer software programs are all operational with only minor problems being experienced with some programs. These problems have been addressed by the appropriate software vendors or software programmers. All annual computerized functions have been run, and testing of the operations has taken place. We do not expect any problems hereafter.

The costs of updating our computer systems were substantially borne by the non-affiliated software vendors and the in house system conversion costs to the Partnership were marginal.

Year 2000 issues do not appear to have affected, in any significant manner, any industries or businesses in the marketplace in which the Partnership places its loans. We believe that year 2000 issues were a non-event and will have little, if any, future effect on the Partnership, its affiliates or the people and businesses with which it associates.

With this report we hereby conclude our discussion on the Y2K issue.

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners under Russ's stewardship in Redwood Mortgage Investor's VII. This Partnership originally raised $11,998,359 in Limited Partner Capital contributions and at December 31, 2000 had $10,094,330 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell Burwell is  providing this  notification  pursuant  to  Article 8
Section 8.02 of the Limited Partnership Agreement.The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.


The General Partners have determined that for purposes of establishing a value for reporting purposes, including brokerage and trustee account statements, the estimated value of the limited partnership interests on a per unit basis is equal to the capital account balance of each investor in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.


While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").


Item 8 - Financial Statements and Supplementary Data

Redwood Mortgage Investors VII, a California Limited Partnership's list of Financial Statements and Financial Statement schedules:

A-Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:


o           Independent Auditors' Report
o           Balance Sheets - December 31, 2000, and December 31, 1999
o           Statements of Income for the three years ended December 31, 2000
o           Statements of Changes in Partners' Capital for the three years ended December 31, 2000
o           Statements of Cash Flows for the three years ended December 31, 2000
o           Notes to Financial Statements

B-Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.



o        Schedule II     Valuation and Qualifying Accounts

o        Schedule IV     Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                         (With Auditors' Report Thereon)

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                          1855 Olympic Blvd., Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITOR'S REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII
REDWOOD CITY, CALIFORNIA

We have audited the accompanying balance sheet of REDWOOD MORTGAGE INVESTORS VII (a California Limited Partnership) and the related statements of income, changes in partners' capital and cash flows as of and for the year ended December 31, 2000. Our audit also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999 and the two years then ended, were audited by other auditors whose report dated March 15, 2000, expressed an unqualified opinion on these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
February 23, 2001

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd., Suite 208
                             Walnut Creek, CA 94598
                                 (925) 932-3860



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                              /s/ A. Bruce Cropper
                        Caporicci, Cropper & Larson, LLP





Walnut Creek, California
March 15, 2000

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                                       2000                1999
                                                    -----------       ----------
Cash                                                 $269,000           $388,770
                                                    -----------       ----------

Accounts receivable:
  Loans, secured by deeds of trust                 12,794,297         11,011,660
  Accrued Interest on loans                           363,321            357,177
  Advances on loans                                    29,825             31,669
  Accounts receivables, unsecured                     188,421            163,085
                                                   -----------        ----------
                                                   13,375,864         11,563,591

  Less allowance for doubtful accounts                850,548            828,563
                                                   -----------        ----------
                                                   12,525,316         10,735,028
                                                   -----------        ----------


Real estate in process of acquisition,
  to be sold                                                -            525,510
Real estate owned, held for sale                      816,094            307,931
                                                   -----------        ----------
                                                  $13,610,410        $11,957,239
                                                   ===========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Notes payable - bank line of credit              $3,500,000           $800,000
  Accounts payable and accrued expenses                 4,102             32,234
  Deferred interest                                         -            115,709
                                                   ----------         ----------
                                                    3,504,102            947,943
                                                   ----------         ----------

Partners' capital
  Limited partners' capital, subject to redemption
     Net of formation loan receivable
      of $75,612 and $165,499 for 2000
      and 1999, respectively                       10,094,330         10,997,318

  General partners' capital                            11,978             11,978
                                                  -----------         ----------

      Total partners' capital                      10,106,308         11,009,296
                                                  -----------         ----------

      Total liabilities and partners'capital      $13,610,410        $11,957,239
                                                  ===========         ==========





The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
                 FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                    2000                1999               1998
                                                                -------------       -------------      -------------
Revenues:
  Interest on loans                                               $1,406,098          $1,634,416         $1,625,573
  Interest on bank deposits                                            4,725               6,813              7,465
  Late charges                                                        11,219              14,367             13,632
  Other                                                               15,922               7,649             11,058
                                                                -------------       -------------      -------------
                                                                   1,437,964           1,663,245          1,657,728
                                                                -------------       -------------      -------------
Expenses:
  Mortgage servicing fees                                            110,713             127,440            128,493
  Interest on note payable - bank                                    257,640             182,350            170,867
  Clerical costs through Redwood Mortgage Corp.                       27,032              30,367             34,173
  Asset management fee                                                38,400              44,524             16,141
  Provision for bad debts and losses
       on real estate acquired through foreclosure                    65,664             329,057            423,054
  Professional services                                               22,068              21,521             19,983
  Printing, supplies and postage                                      10,293              12,554             12,326
  Other                                                                6,008               5,851              6,120
                                                                -------------       -------------      -------------
                                                                     537,818             753,664            811,157
                                                                -------------       -------------      -------------


Net income                                                          $900,146            $909,581           $846,571
                                                                =============       =============      =============

Net income:  To General Partners (1%)                                 $9,001              $9,096             $8,466
                     To Limited Partners (99%)                       891,145             900,485            838,105
                                                                -------------       -------------      -------------
                                                                    $900,146            $909,581           $846,571
                                                                =============       =============      =============

Net income per $1,000 invested by Limited Partners
   for entire period:
     -where income is reinvested and compounded                          $85                 $79                $67
                                                                =============       =============      =============

     -where partner receives income in monthly distributions             $82                 $76                $65
                                                                =============       =============      =============











The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                           PARTNERS' CAPITAL
                                          -----------------------------------------------------
                                                       LIMITED PARTNERS' CAPITAL
                                          -----------------------------------------------------

                                             Capital
                                             Account-          Formation
                                             Limited              Loan
                                             Partners          Receivable            Total
                                          ---------------    ---------------     --------------

Balances at January 1, 1998                  $13,208,844         $(341,275)        $12,867,569

Formation loan collections                             0             66,908             66,908
Net income                                       838,105                  0            838,105
Early withdrawal penalties                      (30,529)             20,980            (9,549)
Partners' withdrawals                        (1,826,304)                  0        (1,826,304)
                                          ---------------    ---------------     --------------

Balances at December 31, 1998                $12,190,116         $(253,387)        $11,936,729

Formation loan collections                             0             75,138             75,138
Net income                                       900,485                  0            900,485
Early withdrawal penalties                      (18,553)             12,750            (5,803)
Partners' withdrawals                        (1,909,231)                  0        (1,909,231)
                                          ---------------    ---------------     --------------

Balances at December 31, 1999                $11,162,817         $(165,499)        $10,997,318

Formation loan collections                             0             79,505             79,505
Net income                                       891,145                  0            891,145
Early withdrawal penalties                      (15,107)             10,382            (4,725)
Partners' withdrawals                        (1,868,913)                  0         (1,868,913
                                          ---------------    ---------------     --------------

Balances at December 31, 2000                $10,169,942          $(75,612)        $10,094,330
                                          ===============    ===============     ==============














The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                 PARTNERS' CAPITAL
                                  ----------------------------------------------
                                              GENERAL PARTNERS' CAPITAL
                                  ----------------------------------------------
                                           Capital Account       Total Partners'
                                          General Partners          Capital
                                          ------------------    ----------------
Balances at January 1, 1998                       $11,978            $12,879,547

Formation loan collections                              0                 66,908
Net income                                          8,466                846,571
Early withdrawal penalties                              0                (9,549)
Partners' withdrawals                             (8,466)            (1,834,770)
                                          ------------------    ----------------

Balances at December 31, 1998                     $11,978            $11,948,707

Formation loan collections                              0                 75,138
Net income                                          9,096                909,581
Early withdrawal penalties                              0                (5,803)
Partners' withdrawals                             (9,096)            (1,918,327)
                                          ------------------    ----------------

Balances at December 31, 1999                     $11,978            $11,009,296

Formation loan collections                              0                 79,505
Net income                                          9,001                900,146
Early withdrawal penalties                              0                (4,725)
Partners' withdrawals                             (9,001)            (1,877,914)
                                          ------------------    ----------------
                                          ------------------    ----------------

Balances at December 31, 2000                     $11,978            $10,106,308
                                          ==================    ================

















The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                                  YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------------

                                                                            2000                1999                1998
                                                                        --------------     ---------------    --------------
Cash flows from operating activities:
  Net income                                                                 $900,146            $909,581          $846,571
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful accounts                                            25,160             332,013           362,304
    Provision for losses on real estate held for sale                          40,504             (2,956)            60,750
    Early withdrawal penalty credited to income                               (4,725)             (5,803)           (9,549)
    Change in operating assets and liabilities:
        Accrued interest & advances                                          (33,072)            (62,310)          (20,977)
        Accounts payable and accrued expenses                                (28,132)              19,687            10,702
        Deferred interest on loans                                          (115,709)            (16,034)            62,427
                                                                        --------------     ---------------    --------------

      Net cash provided by operating activities                               784,172           1,174,178         1,312,228
                                                                        --------------     ---------------    --------------

Cash flows from investing activities:
    Principal collected on loans                                            5,324,620           9,314,140         6,529,324
    Loans made                                                            (7,112,078)         (7,716,617)       (6,398,769)
    Payments for Real Estate held for sale                                   (87,392)            (14,111)           323,720
    Proceeds from of Real Estate held for sale                                 64,235             106,532          (55,532)
    Proceeds from Partnership                                                       0                   0           522,212
    Investment in Partnership                                                       0                   0         (105,390)
    Proceeds from unsecured Accounts Receivable                                 5,082              18,956             9,929
                                                                        --------------     ---------------    --------------

      Net cash provided by (used in) investing activities                 (1,805,533)           1,708,900           825,494
                                                                        --------------     ---------------    --------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank                              2,700,000         (1,112,663)         (429,153)
  Formation loan collections                                                   79,505              75,138            66,908
  Partners withdrawals                                                    (1,877,914)         (1,918,327)       (1,834,770)

                                                                        --------------     ---------------    --------------
      Net cash provided by (used in) financing activities                     901,591         (2,955,852)       (2,197,015)
                                                                        --------------     ---------------    --------------

Net increase in cash                                                        (119,770)            (72,774)          (59,293)

Cash - beginning of period                                                    388,770             461,544           520,837
                                                                        --------------     ---------------    --------------

Cash - end of period                                                         $269,000            $388,770          $461,544
                                                                        ==============     ===============    ==============


Cash payments for interest                                                   $257,640            $182,350          $170,867



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND GENERAL

Redwood Mortgage Investors VII, (the "Partnership") is a California Limited Partnership, of which the General Partners are D. Russell Burwell, Michael R. Burwell and Gymno Corporation, a California corporation owned and operated by the individual General Partners. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At September 30, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000)
were offered through qualified broker-dealers. As loans were identified, partners were transferred from applicant status to admitted partners participating in loan operations. Each month's income is allocated to partners based upon their proportionate share of partners capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the Partnership, provided that the formation loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The formation loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through December 31, 2000, $838,757 including $147,254 in early withdrawal penalties had been repaid leaving a balance of $75,612. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon.

B. Management Estimates

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for doubtful accounts, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

C. Loans, Secured by Deeds of Trust

The Partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. They are therefore valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than the recorded investment, and related amount due and the impairment is considered to be other than temporary, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows.

At December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $137,175 and $152,231, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

As presented in Note 10 to the financial statements as of December 31, 2000, the average loan to appraised value of security at the time the loans were consummated was 60.69%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 2000 and 1999, not including real estate in process of acquisition at December 31, 1999:

                                                             December 31,
                                              ----------------------------------
                                                       2000                 1999
                                                     ---------         ---------

Costs of properties                                 $1,258,966       $1,182,701
Reduction in value                                    (442,872)        (349,260)
REO prior lien                                               0                0
                                                  ------------      ------------
Fair value reflected in financial statements          $816,094          $833,441
                                                  ============      ============

F. Income Taxes

No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Organization and Syndication Costs

The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five-year period. Syndication costs of $415,692 were charged against partners' capital and were allocated to individual partners consistent with the Partnership Agreement.

H. Allowance for Doubtful Accounts

Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of December 31, 2000 and 1999 was as follows:
                                                            December 31,
                                                --------------------------------
                                                        2000            1999
                                                     ---------         ---------
Impaired loans                                       $137,175           $152,231
Unspecified loans                                     569,612            598,803
Accounts receivable, unsecured                        143,761             77,529
                                                     ---------         ---------
                                                     $850,548           $828,563
                                                     =========         =========

I. Net Income Per $1,000 Invested

Amounts reflected in the statements of income as net income per $1,000 invested by Limited Partners for the entire period are actual amounts allocated to Limited Partners who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the Limited partners' pro rata share of Partners' Capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of loans in an amount up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees for 2000, 1999, and 1998, totaled $130,487, $207,739 and $166,752, respectively.

B. Mortgage Servicing Fees

Redwood Mortgage Corp. also receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $110,713, $127,440 and $128,493 were incurred for the years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

The General Partners receive a monthly fee for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $38,400, $44,524 and $16,141 during the years ended December 31, 2000, 1999 and 1998, respectively.

D. Other Fees

The Partnership Agreement provides for other fees such as reconveyance, Mortgage assumption and Mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the General Partners.

E. Income and Losses

All income and losses are credited or charged to partners in relation to their respective partnership interests. The partnership interest of the General Partners (combined) is a total of 1%.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Applicant Status

Subscription funds received from purchasers of units were not admitted to the Partnership until appropriate lending opportunities were available. During the period prior to the time of admission, which ranged between 1-120 days, purchasers' subscriptions remained irrevocable and earned interest at money market rates, which were lower than the return on the Partnership's loan portfolio.

Interest earned prior to admission was credited to partners in applicant status. As loans were made, applicant subscriptions were transferred to Limited Partner status to begin sharing in income from loans secured by deeds of trust. The interest earned prior to admission was either paid to the investors or transferred to Partners' Capital along with the original investment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

E. Liquidity, Capital Withdrawals and Early Withdrawals

There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units which in all instances had occurred as of December 31, 2000. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership, on an installment basis, generally this is done over a five-year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty (20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 5 - LEGAL PROCEEDINGS

Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $188,421 at December 31, 2000. The Partnership is a defendant, along with numerous other defendants including a developer, contractor and other lenders, in a lawsuit involving the Partnership's attempt to recover it's investment in Real Estate acquired through foreclosure.

Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of December 31, 2000 and 1999 were $3,500,000, and $800,000, respectively, and the interest rate was 9.75% (9.50% prime + .25%) at December 31, 2000. This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                             December 31,
                                                        ------------------------
                                                        2000              1999
                                                       -------           -------
Net assets - Partners' Capital
             per financial statements               $10,106,308      $11,009,296

Formation loan receivable                                75,612          165,499
Allowance for doubtful accounts                         850,548          828,563
                                                     -----------      ----------
Net assets tax basis                                $11,032,468      $12,003,358
                                                     ===========      ==========

In 2000 and 1999, approximately 70% and 69%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b) Mortgage Investments (see note 2 (c) had a carrying value of $12,794,297 at December 31, 2000. The fair value of these investments of $12,792,716 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At December 31, 2000, there were 38 loans outstanding with the following characteristics:

Number of loans outstanding                                                  38
Total loans outstanding                                             $12,794,297

Average loan outstanding                                               $336,692
Average loan as percent of total                                           2.63%
Average loan as percent of Partners' Capital                               3.33%

Largest loan outstanding                                             $1,995,452
Largest loan as percent of total                                          15.60%
Largest loan as percent of Partners' Capital                              19.74%

Number of counties where security is located (all California)                11

Largest percentage of loans in one county                                 29.47%
Average loan to appraised value of security at time
    loan was consummated                                                  60.69%

Number of loans in foreclosure                                                0


The following categories of loans are pertinent at December 31, 2000 and 1999:

                                                              December 31,
                                                             -------------------
                                                         2000               1999
                                                       --------         --------

First Trust Deeds                                    $8,720,986       $6,077,532
Second Trust Deeds                                    4,000,140        4,272,714
Third Trust Deeds                                        73,171          661,414
                                                    -----------       ----------
  Total loans                                        12,794,297       11,011,660
Prior liens due other lenders                         8,761,363       10,389,233
                                                    ------------      ----------
  Total debt                                        $21,555,660      $21,400,893
                                                    ============      ==========

Appraised property value at time of loan            $35,518,467      $34,223,193
                                                    ============      ==========

Total investments as a percent of appraisals             60.69%           62.53%
                                                    ============      ==========

Investments by Type of Property

Owner occupied homes                                    $218,942        $340,864
Non-Owner occupied homes                               1,644,636       2,347,394
Apartments                                             2,590,022         182,675
Commercial                                             8,340,697       8,140,727
                                                    ------------      ----------
                                                     $12,794,297     $11,011,660
                                                    ============      ==========

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Scheduled maturity dates of loans as of December 31, 2000 are as follows:

                    Year Ending
                   December 31,                  Amount
                --------------------       -------------------

                       2001                       $10,100,308
                       2002                         1,317,339
                       2003                           557,348
                       2004                           130,010
                       2005                           514,419
                    Thereafter                        174,873
                                                 ------------
                       Total                      $12,794,297
                                                 ============

The scheduled maturities for 2001 above include approximately $1,664,181 in seven loans which are past maturity at December 31, 2000. Although interest payments on most of these loans are current, $753,320 of these loans were categorized as delinquent over 90 days.

Five loans with interest overdue in excess of 90 days and principal outstanding of $890,597 were considered impaired at December 31, 2000. That is, interest accruals are no longer recorded thereon.

The cash balance at December 31, 2000 of $269,000 was in two banks with interest bearing balances totaling $107,578. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $69,000. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At December 31, 2000, draw down against this facility was $3,500,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new loans or used to pay-down on the line of credit balance.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         REDWOOD MORTGAGE INVESTORS VII



Column A                Column B                     Column C                 Column D         Column E
Description             Balance at                   Additions                Deductions       Balance at
                                       --------------------------------------
                        beginning of          (1)                 (2)         Describe         End of Period
                        of period      Charged to          Charged to             (a)
                                     Costs & Expenses    Other accounts -
                                                            Describe
Year Ended
12/31/00
Deducted from
Asset accounts:
Allowance for
Doubtful accts               $828,563             $25,160                 $0         $(3,175)         $850,548
Cumulative
write-down of
Real Estate held
For sale (REO) (b)           $349,260             $40,504                 $0          $53,108         $442,872
                        --------------      --------------            ----------   -----------      ----------

Total                      $1,177,823             $65,664                 $0          $49,933       $1,293,420
                        ==============      ==============            ==========   ===========      ==========

(a)  Represents net loss or net (gain) on loans and real estate held for sale.
(b) The beginning balance of REO includes actual REO of $119,220 and $230,040 for REO in process at 12/31/99 which became REO in year 2000.

SCHEDULE IV

                                               LOANS ON REAL ESTATE
                                       RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A      Col. B   Col. C      Col. D        Col. E            Col. F            Col. G              Col. H     Col. I     Col. J
Descp.      Int.     Final         Periodic      Prior Liens     Face Amt. of      Carrying           Principal    Type   Geographic
            Rate %   Maturity      Payment                       Loans (original   amount of Loans     amt of       of       County
                        Date        Terms                            amount)                           Loans       Lien     Location
                                                                                                     subject to
                                                                                                      Delinq.
                                                                                                      Prin. or
                                                                                                        Int.
=========== ======== =========== ============= ================= ================= ================ ============= ======= ==========

Res           12.00   01/10/04        $150.00       $208,000.00        $15,000.00          $646.71         $0.00   2nd     San Mateo
Apts           6.50   05/01/06        $540.83        $89,904.00        $75,000.00       $96,716.11    $21,092.37   2nd     Sacramnto
Res           12.75   07/01/08        $370.90       $236,164.00        $29,700.00       $21,589.46         $0.00   2nd     San Mateo
Res            8.00   05/01/09        $753.50             $0.00        $81,825.00       $56,566.84         $0.00   1st     Alameda
Comm          10.00   12/01/98      $3,619.98             $0.00       $412,500.00      $405,682.17    $83,259.54   1st     Alameda
Comm           7.00   12/01/03        $575.74       $281,250.00        $49,586.38       $40,560.78    $16,696.46   2nd     Alameda
Comm          12.00   02/01/99      $3,420.76             $0.00       $335,638.30      $335,638.30    $66,134.56   1st     S Clara
Apts           7.00   02/10/05        $234.06        $80,250.00        $40,125.00       $40,125.00         $0.00   2nd     San Fran
Comm           9.00   05/10/02        $670.52             $0.00        $83,333.33       $79,538.11         $0.00   1st     Shasta
Res            8.00   09/18/03         $87.56             $0.00        $11,932.83       $11,422.21         $0.00   1st     Sonoma
Res            8.00   09/30/03         $89.71             $0.00        $12,225.92       $11,728.40         $0.00   1st     Sonoma
Comm          12.00   02/01/99        $124.00       $312,000.00        $12,000.00       $12,000.00     $3,446.09   2nd     S Clara
Res           14.00   01/01/98      $1,983.34             $0.00       $340,000.00      $170,000.00         $0.00   1st     Alameda
Comm           7.00   07/01/02      $1,131.11             $0.00       $146,666.66      $138,418.47         $0.00   1st     Con Costa
Land          11.50   09/01/99      $3,833.33             $0.00       $400,000.00      $400,000.00         $0.00   1st     Stanislas
Land          11.50   02/01/00      $4,791.67             $0.00       $500,000.00      $267,689.91         $0.00   1st     Stanislas
Comm          10.50   04/01/99     $14,000.00        $1,464,790     $1,600,000.00      $750,000.00         $0.00  2nd      San Mateo
Land          11.00   01/01/01      $9,166.67       $201,686.00     $1,000,000.00      $800,112.32         $0.00  2nd      Stanislas
Land          11.00   07/01/01      $9,166.67       $137,737.00     $1,000,000.00    $1,000,000.00         $0.00  2nd      Stanislas
Res           12.00   05/01/01      $2,782.54             $0.00       $800,000.00      $738,509.95         $0.00   1st     Placer
Land          11.00   11/01/00        $782.52     $1,141,690.00        $85,365.85       $73,170.73         $0.00   3rd     Stanislas
Res           11.00   11/01/04      $1,238.02       $553,179.00       $130,000.00      $129,363.12         $0.00   2nd     San Mateo
Comm          10.25   12/01/01     $10,121.87             $0.00     $1,185,000.00      $829,500.00         $0.00   1st     Con Costa
Res           11.00   01/01/05      $4,535.44             $0.00       $476,250.00      $474,294.01         $0.00   1st     Santa Crz
Comm          11.50   03/01/02      $4,165.48             $0.00       $434,659.10      $434,659.10         $0.00   1st     San Fran
Comm          11.50   03/01/02      $4,156.03       $434,659.00       $565,340.92      $441,994.30         $0.00  2nd      San Fran
Land          11.50   07/01/01      $1,753.05     $1,000,000.00       $182,926.83      $182,926.83         $0.00  2nd      Stanislas
Res           12.00   05/01/01        $994.57       $800,000.00        $99,457.15       $99,457.15         $0.00  2nd      Placer
Res           11.00   04/01/01      $1,375.00       $986,950.00       $150,000.00      $150,000.00         $0.00  2nd      Alameda
Apts          12.00   05/01/01     $19,680.91             $0.00     $2,010,689.63    $1,995,451.75         $0.00   1st     San Fran
Comm          12.00   12/01/01     $11,475.00             $0.00     $1,147,500.00    $1,147,500.00         $0.00   1st     Co Costa
Comm          11.00   07/01/01      $3,666.66             $0.00       $500,000.00      $400,000.00         $0.00   1st     San Fran
Apts          12.00   08/01/03      $4,400.00             $0.00       $720,000.00      $440,000.00         $0.00   1st     San Fran
Apts          12.50   04/01/02        $119.83       $440,000.00        $31,884.05       $17,729.43         $0.00  2nd      San Fran
Comm          13.00  11/01/02       $2,220.84       $310,381.00       $205,000.00      $205,000.00         $0.00  2nd      Alameda
Comm          10.00   12/01/03        $470.70             $0.00        $53,636.36       $53,636.36         $0.00   1st     Stanislas
Comm          10.00   12/01/01        $104.60        $82,723.00        $11,919.19       $11,919.19         $0.00   2nd     Stanislas
Land          12.00   12/01/01      $3,307.50             $0.00       $330,750.00      $330,750.00         $0.00   1st     S Clara
                                 ------------- ----------------- ----------------- ---------------- -------------
                                   132,060.91      8,761,363.00     15,265,912.50    12,794,296.71    190,629.02
                                 ============= ================= ================= ================ =============

Notes:
         Loans classified as `impaired loans' had principal balances totaling $890,597 at December 31, 2000. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon.

         Amounts reflected in column G (carrying amount of loans) represents both costs and the tax basis of the loans.

Schedule IV

Reconciliation of carrying amount (cost) of loans at close of periods

                                                  Year ended December 31,
                                         ---------------------------------------
                                            2000          1999           1998
                                         ----------     -------        -------
Balance at beginning of year             $11,011,660   $13,209,186   $13,449,741
                                       -------------   -----------   -----------
Additions during period:
New loans                                  7,112,078     7,716,617     6,398,769
Other                                              0             0             0
                                       -------------   -----------   -----------
         Total Additions                   7,112,078     7,716,617     6,398,769
                                       -------------   -----------   -----------


Deduction during period:
Collections of principal                   5,324,620     9,314,140     6,529,324
Foreclosures                                               400,002       110,000
Cost of loans sold                                               0             0
Amortization of Premium                                          0             0
Other                                          4,821       200,001             0
                                        -------------  ------------  -----------
         Total Deductions                  5,329,441     9,914,143     6,639,324
                                        -------------  ------------  -----------

Balance at close of year                 $12,794,297   $11,011,660   $13,209,186
                                        =============  ============  ===========

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Bruce and/or John Cropper (the Croppers) have been providing audit and accounting services to the General Partners of the Partnership and their affiliates for over 16 years through the following CPA firms: 1993-1998- Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP; 2000 - Armanino McKenna LLP.

Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1993 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm, Caporicci, Cropper & Larson, LLP with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

Effective January 1, 2001, Cropper Accountancy Corp., withdrew from Caporicci, Cropper & Larson, LLP partnership. John Cropper joined the larger regional firm of Armanino McKenna, LLP as a partner and Bruce Cropper continues to provide services through Cropper Accountancy. The Croppers continue to perform audit and accounting services to the General Partners of the partnership and their affiliates.

As a result, the Partnership has retained the firm of Armanino McKenna, LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreement on any matter of accounting principles, practices or financial status disclosures.

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

After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners under Russ's stewardship in Redwood Mortgage Investor's VII. This Partnership originally raised $11,998,359 in Limited Partner Capital contributions and at December 31, 2000 had $10,094,330 in remaining Limited Partner Capital.

Over  the  last  few  years,   Russ  has  been  passing  along  his  duties  and
responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp., is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

Mr. D. Russell  Burwell is  providing  this  notification  pursuant to Article 8
Section 8.02 of the Limited Partnership Agreement. The remaining General Partners have elected to continue the business of the Partnership as described in Article 9 Section 9.01(d) of the Limited Partnership Agreement.

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

The following compensation has been paid to the General Partners and Affiliates for services rendered during the year ended December 31, 2000. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving               Description of Compensation
Compensation                      and Services Rendered                   Amount
-----------------------      -----------------------------------     -----------

I. Redwood Mortgage         Mortgage Servicing Fee
   Corp.                    for servicing loans                        $ 110,713

General Partners &/or       Asset Management Fee
Affiliates                  managing assets.........................     $38,400
General Partners            1% interest in profits..................      $9,001

General Partners &/or       Portion of early withdrawal penalties
Affiliates                  applied to reduce Formation Loan........     $10,382

II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage      Mortgage Brokerage Commissions for services in connection
 Corp.                with the review, selection, evaluation, negotiation, and
                      extension of the loans paid by the borrowers and not by
                      the Partnership...............................    $130,487

Redwood Mortgage      Processing and Escrow Fees for services in connection with
 Corp.                notary, document preparation, credit investigation, and
                      escrow fees payable by the borrowers and not by the
                      Partnership...................................      $4,498
Gymno Corporation
 Inc.                 Reconveyance Fee..............................        $816


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME                                          $27,032

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
                          (b) Deed of Trust and Assignment of Rents to accompany Exhibit 10.3 (b)
                          (c)  Deed of Trust to accompany Exhibit 10.3 (d)
        10.5              Promissory Note for Formation Loan
        10.6              Agreement to Seek a Lender
        24.1              Consent of Caporicci, Cropper & Larson, LLP
        24.3              Consent of McCutchen, Doyle, Brown & Enersen, LLP


All of these exhibits were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).

B.       Reports of Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report. A Form 8-K was filed on February 7, 2000 relating to a change in accounting firm. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change in accounting firm (see Item 9 above).

C.       See A (3) above.

D. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration Statement) dated October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a General Partner.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 29th day of March 2001.

REDWOOD MORTGAGE INVESTORS VII

By:       /S/ D. Russell Burwell
          -----------------------------------
          D. Russell Burwell, General Partner


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  -----------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  --------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 29th day of March 2001.


Signature                                Title                           Date


/S/ D. Russell Burwell
----------------------
D. Russell Burwell                  General Partner               March 29, 2001


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                  General Partner               March 29, 2001


/S/ D. Russell Burwell
----------------------
D. Russell Burwel             President of Gymno Corpor           March 29, 2001
                              (Principal Executive Officer);
                               Director of Gymno Corporation


/S/ Michael R. Burwell
----------------------
Michael R. Burwell            Secretary/Treasurer of Gymno        March 29, 2001
                            Corporation (Principal Financial
                                 and Accounting Officer);
                              Director of Gymno Corporation