Form 10-Q
period 2001-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2001-05-08
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                March 31, 2001
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

YES      XX                                        NO
    -----------                                        ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                     NO                      NOT APPLICABLE      X
     ----------            -----------                          ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
           MARCH 31, 2001 (unaudited) AND DECEMBER 31, 2000 (audited)


                                     ASSETS
                                                      2001               2000
                                               --------------    ---------------

Cash                                                 $354,014           $269,000
                                               --------------    ---------------

Accounts receivable:
  Loans, secured by deeds of trust                 10,794,375         12,794,297
  Accrued Interest on loans                           452,473            363,321
  Advances on loans                                    29,880             29,825
  Accounts receivables, unsecured                     184,724            188,421
                                               --------------    ---------------
                                                   11,461,452         13,375,864
  Less allowance for doubtful accounts                850,548            850,548
                                               --------------    ---------------

                                                   10,610,904         12,525,316
                                               --------------    ---------------


Real estate owned, acquired through
  foreclosure, held for sale                          855,995            816,094
                                               --------------    ---------------

                                                  $11,820,913        $13,610,410
                                               ==============    ===============

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
  Notes payable - bank line of credit              $1,900,000         $3,500,000
  Accounts payable and accrued expenses                11,449              4,102
                                               --------------    ---------------
                                                    1,911,449          3,504,102
                                               --------------    ---------------

Partners' capital
  Limited partners' capital, subject to
    redemption Net of formation loan
    receivable of $53,640 and $75,612 for
    2001 and 2000, respectively                     9,897,486         10,094,330

  General partners' capital                            11,978             11,978
                                               --------------    ---------------

           Total partners' capital                  9,909,464         10,106,308
                                               --------------    ---------------

           Total liabilities and
             partners' capital                    $11,820,913        $13,610,410
                                               ==============    ===============



The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (unaudited)


                                                        THREE MONTHS
                                                       ENDED MARCH 31
                                      ------------------------------------------
                                              2001                    2000
                                      ------------------     -------------------

Revenues:
  Interest on loans                             $346,349                $305,263
  Interest on bank deposits                           37                     697
  Late charges                                       674                     318
  Other                                            2,001                   1,553
                                      ------------------     -------------------
                                                 349,061                 307,831
                                      ------------------      ------------------

Expenses:
  Loan servicing fees                             21,071                  20,221
  Interest on note payable - bank                 72,771                  27,123
  Clerical costs through Redwood
    Mortgage Corp.                                10,501                   7,146
  Asset management fee                             9,587                   8,198
  Provision for doubtful accounts
    and losses on real estate acquired
    through foreclosure                                0                       0
  Professional services                           20,848                   8,452
  Printing, supplies and postage                   1,310                   1,262
  Other                                            1,488                   1,863
                                      ------------------      ------------------
                                                 137,576                  74,265
                                      ------------------      ------------------


Net Income                                      $211,485                $233,566
                                      ==================      ==================

Net income:  To General Partners (1%)             $2,115                  $2,336
             To Limited Partners (99%)           209,370                 231,230
                                      ------------------      ------------------
                                                $211,485                $233,566
                                      ==================      ==================

Net income per $1,000 invested by
   Limited Partners for entire period:
    - where income is reinvested
      and compounded                              $20.61                  $20.74
                                      ==================      ==================

    - where partner receives income
      in monthly distributions                    $20.47                  $20.60
                                      ==================      ==================








The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


                                                PARTNERS' CAPITAL
                           -----------------------------------------------------
                                             LIMITED PARTNERS' CAPITAL
                           -----------------------------------------------------
                                Capital
                                Account          Formation
                                Limited            Loan
                                Partners         Receivable              Total
                             -------------    ---------------     --------------

Balances at January 1, 1998    $13,208,844         $(341,275)        $12,867,569

Formation Loan collections               0             66,908             66,908
Net Income                         838,105                  0            838,105
Early withdrawal penalties        (30,529)             20,980            (9,549)
Partners' withdrawals          (1,826,304)                  0        (1,826,304)
                             -------------    ---------------     --------------

Balances at December 31, 1998  $12,190,116         $(253,387)        $11,936,729

Formation Loan collections               0             75,138             75,138
Net Income                         900,485                  0            900,485
Early withdrawal penalties        (18,553)             12,750            (5,803)
Partners' withdrawals          (1,909,231)                  0        (1,909,231)
                             -------------    ---------------     --------------

Balances at December 31, 1999  $11,162,817         $(165,499)        $10,997,318

Formation Loan collections               0             79,505             79,505
Net Income                         891,145                  0            891,145
Early withdrawal penalties        (15,107)             10,382            (4,725)
Partners' withdrawals          (1,868,913)                  0        (1,868,913)
                             -------------    ---------------     --------------

Balances at December 31, 2000  $10,169,942          $(75,612)        $10,094,330

Formation Loan collections               0             19,498             19,498
Net Income                         209,370                  0            209,370
Early withdrawal penalties         (3,600)              2,474            (1,126)
Partners' withdrawals            (424,586)                  0          (424,586)
                            --------------    ---------------     --------------

Balances at March 31, 2001      $9,951,126          $(53,640)         $9,897,486
                            ==============    ===============     ==============








The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                THE THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


                                                  PARTNERS' CAPITAL
                                       -----------------------------------------
                                         Capital Account
                                             General           Total Partners'
                                            Partners               Capital
                                       ------------------    -------------------

Balances at January 1, 1998                       $11,978            $12,879,547

Formation Loan collections                              0                 66,908
Net income                                          8,466                846,571
Early withdrawal penalties                              0                (9,549)
Partners' withdrawals                             (8,466)            (1,834,770)
                                       ------------------    -------------------

Balances at December 31, 1998                     $11,978            $11,948,707

Formation Loan collections                              0                 75,138
Net income                                          9,096                909,581
Early withdrawal penalties                              0                (5,803)
Partners' withdrawals                             (9,096)            (1,918,327)
                                       ------------------    -------------------

Balances at December 31, 1999                     $11,978            $11,009,296

Formation Loan collections                              0                 79,505
Net income                                          9,001                900,146
Early withdrawal penalties                              0                (4,725)
Partners' withdrawals                             (9,001)            (1,877,914)
                                       ------------------    -------------------

Balances at December 31, 2000                     $11,978            $10,106,308

Formation Loan collections                              0                 19,498
Net income                                          2,115                211,485
Early withdrawal penalties                              0                (1,126)
Partners' withdrawals                             (2,115)              (426,701)
                                       ------------------    -------------------

Balances at March 31, 2001                        $11,978             $9,909,464
                                       ==================    ===================










The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (unaudited)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2001                2000
                                              --------------     ---------------
Cash flows from operating activities:
  Net income                                        $211,485            $233,566
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Provision for doubtful accounts                        0                   0
    Provision for losses on real
      estate held for sale                                 0                   0
    Early withdrawal penalty
      credited to income                             (1,126)             (1,202)
    (Increase) decrease in accrued
      interest and advances                         (89,207)            (91,658)
    Increase (decrease) in accounts
      payable and accrued expenses                     7,347                   0
    Increase (decrease) in deferred
      interest on loans                                    0                   0
    Increase (decrease) in prepaid expenses                0             (2,816)
                                              --------------     ---------------

      Net cash provided by operating activities      128,499             137,890
                                               -------------     ---------------

Cash flows from investing activities:
    Principal collected on loans                   3,336,295             130,227
    Loans made                                   (1,336,373)         (1,400,420)
    Additions to Real Estate held for sale          (71,590)             (8,347)
    Dispositions of Real Estate held for sale         31,689                   0
    Accounts Receivable Unsecured (disbursement)           0                   0
    Proceeds from unsecured Accounts Receivable        3,697                   0
                                               -------------     ---------------

      Net cash provided by (used in)
       investing activities                        1,963,718         (1,278,540)
                                              --------------     ---------------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank   (1,600,000)           1,400,000
  Formation loan collections                          19,498              21,972
  Partners withdrawals                             (426,701)           (465,595)
                                              --------------     ---------------

      Net cash provided by (used in)
       financing activities                      (2,007,203)             956,377
                                              --------------     ---------------

Net increase (decrease) in cash                       85,014           (184,273)

Cash - beginning of period                           269,000             388,770
                                              --------------     ---------------

Cash - end of period                                $354,014            $204,497
                                              ==============     ===============


Interest paid                                        $72,771             $27,123


The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

     A minimum of 2,500 units ($250,000) and a maximum of 120,000 units ($12,000,000) were offered through qualified broker-dealers. As loans were identified, partners were transferred from applicant status to admitted partners participating in loan operations. Each month's income is allocated to partners based upon their proportionate share of partner's capital. Some partners have elected to withdraw income on a monthly, quarterly or annual basis.

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the Partnership, provided that the formation loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The formation loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through March 31, 2001, $860,729 including $149,728 in early withdrawal penalties had been repaid leaving a balance of $53,640. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

     At March 31, 2001, and years ended December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $137,175, $137,175 and $152,231, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 9 to the financial statements as of March 31, 2001, the average loan to appraised value of security at the time the loans were consummated was 61.84%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 2001 and December 31, 2000:

                                    March 31,                      December 31,
                                      2001                            2000
                                ---------------                 ----------------

Costs of properties                  $1,298,840                       $1,258,966
Reduction in value                    (442,845)                        (442,872)
                                ---------------                 ----------------
Fair value reflected in
 financial statements                  $855,995                         $816,094
                                ===============                 ================

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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of March 31, 2001 and December 31, 2000 was as follows: March 31, December 31, 2001 2000 --------------- ---------------- --------------- ----------------

Impaired loans                         $137,175                         $137,175
Unspecified loans                       569,612                          569,612
Accounts receivable, unsecured          143,761                          143,761
                                   ------------                 ----------------
                                       $850,548                         $850,548
                                   ============                 ================

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of loans in an amount up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees for three months through March 31, 2001, and years ended December 31, 2000, 1999, and 1998, totaled $45,906,
$130,487, $207,739 and $166,752, respectively.

B. Loan Servicing Fees

     Redwood Mortgage Corp. also receives monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Loan servicing fees of $21,071, $110,713, $127,440 and $128,493 were incurred for the three months ended March 31, 2001 and years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $9,587, $38,400, $44,524 and $16,141 during the three months ended March 31, 2001, and the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of March 31, 2001. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

NOTE 5 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $184,724 at March 31, 2001. The Partnership is a defendant, along with numerous other defendants including a developer, contractor and other lenders, in a lawsuit involving a homeowner's association's attempt to recover "damages" for faulty construction.

     Management anticipates that the ultimate results of these cases will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of March 31, 2001 and December 31, 2000 were $1,900,000 and $3,500,000 respectively, and the interest rate was 8.75% (8.50% prime + .25%) at March 31, 2001. This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                      March 31,                    December 31,
                                        2001                          2000
                                  ---------------               ----------------

Net assets - Partners' Capital
  per financial statements             $9,909,464                    $10,106,308
Formation loan receivable                  53,640                         75,612
Allowance for doubtful accounts           850,548                        850,548
                                  ---------------               ----------------
Net assets tax basis                  $10,813,652                    $11,032,468
                                  ===============               ================

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

     (b) Loans (see note 2 (c) had a carrying value of $10,794,375 at March 31, 2001. The fair value of these loans of $10,783,947 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At March 31, 2001, there were 38 loans outstanding with the following characteristics:

Number of loans outstanding                                                   38
Total loans outstanding                                              $10,794,375

Average loan outstanding                                                $284,063
Average loan as percent of total                                           2.63%

Largest loan outstanding                                              $1,743,724
Largest loan as percent of total                                          16.15%

Number of counties where security is located (all California)                 11

Largest percentage of loans in one county                                 33.34%
Average loan to appraised value of security
  at time loan was consummated                                            61.84%

Number of loans in foreclosure                                                 1


The following categories of loans are pertinent at March 31, 2001, and 2000:

                                           March 31,               December 31,
                                             2001                      2000
                                       ----------------         ----------------

First Trust Deeds                            $7,275,193               $8,720,986
Second Trust Deeds                            3,329,460                4,000,140
Third Trust Deeds                               189,722                   73,171
                                       ----------------         ----------------
  Total loans                                10,794,375               12,794,297
Prior liens due other lenders                 8,870,562                8,761,363
                                       ----------------         ----------------
  Total debt                                $19,664,937              $21,555,660
                                       ================         ================

Appraised property value at
  time of loan                              $31,800,194              $35,518,467
                                       ================         ================

Total investments as a percent
  of appraisals                                  61.84%                   60.69%
                                       ================         ================

Investments by Type of Property:
  Owner occupied homes                         $248,594                 $218,942
  Non-Owner occupied homes                    1,685,179                1,644,636
  Apartments                                  2,352,449                2,590,022
  Commercial                                  6,508,153                8,340,697
                                       ----------------         ----------------
                                            $10,794,375              $12,794,297
                                       ================         ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Scheduled maturity dates of loans as March 31, 2001 are as follows:

                    Year Ending
                   December 31,                  Amount
                --------------------       -------------------

                       2001                        $7,991,610
                       2002                         1,396,795
                       2003                           557,241
                       2004                           129,417
                       2005                           514,605
                    Thereafter                        204,707
                                           -------------------
                       Total                      $10,794,375
                                           ===================

     The scheduled maturities for 2001 above include approximately $2,464,007 in eight loans, which are past maturity at March 31, 2001. Although interest payments on most of these loans are current, $2,294,007 of these loans was categorized as delinquent over 90 days.

     The cash balance at March 31, 2001 of $354,014 was in two banks with interest bearing balances totaling $318,572. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $151,472. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At March 31, 2001, draw down against this facility was $1,900,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new loans or used to pay-down on the line of credit balance.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 2001, Partners' Capital totaled $9,909,464.

     At March 31, 2001, the Partnership loans outstanding totaled $10,794,375. This represents a decline of $1,999,922 from the December 31, 2000 loans balance. This reduction in loans outstanding as of March 31, 2001 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the Limited Partners of $424,586 during three months through March 31, 2001 and partial reduction in line of credit balance by $1,600,000. Loans decreased from $13,449,741 from 1997 to $12,794,297 in 2000, a decrease of $655,444 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable
- Bank of $1,112,663 and investment of cash. The Partnership began funding loans on December 27, 1989, and as of March 31, 2001, had credited the Partners' accounts with income at an average annualized (compounded) yield of 7.85%.

     Since the fall of 1999, mortgage interest rates have been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with four successive 1/2% cuts. The latest cut being April 18, 2001, which reduced the Federal Funds Rate to 4.50%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. This will have the effect of lowering interest rates in the marketplace. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners do not anticipate that rates charged by the Partnership to its borrowers will change significantly from the beginning of 2001 over the next 12 months. As of March 31, 2001, the Partnership Real Estate Owned account and the investment in Partnership account had a combined balance of $855,995. These accounts had combined balances of $307,931 and $816,094 for the years ended December 31, 1999 and 2000, respectively. The increase in the Partnership Real Estate Owned account is the result of the acquisition of one property through foreclosure. The General Partners anticipate that the annualized yield for the new year, 2001, will be between 8% and 9%.

     The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of March 31, 2001, the prime rate was 8.50% and the line of credit rate was 8.75%. As of March 31, 2001, December 31, 2000, and December 31, 1999, the balances were $1,900,000, $3,500,000 and $800,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of March 31, 2001, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999, 2000 and three months through March 31, 2001, interest paid was $170,867, $182,350, $257,390 and $72,771, respectively.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-four years. Loan Servicing Fees in 1998 were $128,493, in 1999 were $127,440, in 2000 were $110,713, and three months through March 31, 2001 were $21,071. These Loan Servicing Fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the year 2000, Management Fees paid were $38,400, and for three months through March 31, 2001, management fee paid was $9,587. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999, 2000, and 2001. All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate Acquired Through Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of March 31, 2001, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of loans and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $423,054, $329,057, $65,664, and $0. As provision for doubtful accounts for the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998, by $93,997 to $329,057 in 1999, by $263,393 to $65,664 in 2000, and by $65,664 to
$0 in 2001. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

     The Partnership makes loans primarily in Northern California. As of March 31, 2001, approximately 60%, ($6,452,734) of the loans held by the Partnership were in the five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Since January 2001, the Federal Reserve has reduced the Federal Funds Rate to 4.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to advantage themselves of these lower rates. The Partnership may face prepayments in the existing portfolio from existing borrowers advantaging themselves of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at similar interest rates. Therefore, at this time we do not believe that the average loan portfolio interest rate will decline substantially in the coming months.

     The reduction in the Federal Funds rates by the Federal Reserve has been primarily prompted by concerns of the United States economy slowing down and perhaps slipping into recession. Additionally, both the New York and tech-heavy NASDAQ stock markets have suffered significant set backs over the last 10 months. The technology stocks have been particularly hard hit. Many of these technology stocks have their headquarters in the Silicon Valley, one of the primary lending areas of the Partnership. While there certainly has been a decline in economic activity, there has not manifested a clear trend in housing prices, the security behind many of our loans. The housing market has been incredibly strong throughout the San Francisco Bay Area with multiple offers above the asking price a common if not expected occurrence in the sale of residential properties for more than a year. A return to a more normal residential real estate market seems to be developing in the low to high average priced homes with little, if any, value reductions. High end priced homes in the more than one million dollar category may sustain greater value depreciation.

     The commercial leasing market is experiencing an increase in available vacancies and considerable available sublease space availability. According to CB Richard Ellis commercial office vacancies have increased in San Francisco from 3.4% in the fourth quarter of 2000 to 6.9% in the first quarter of 2001. Lease rates are falling as landlords compete for tenants. This will have the effect of lowering rents for buildings, which lose tenants through turnover or financial difficulties. There may be some declines in values as commercial property values are primarily reflective of the net income the property can generate. The decline in rents may be offset by reductions in investor capitalization rates as investors lower return expectations as long-term interest rates decline.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 61.84%, as of March 31, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

     On April 6th 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is yet to be played out. Stockholders, other utility companies and banks that have loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     The Partnership's interest in land located in East Palo Alto, CA, was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $43,815, $38,238, $9,039, and $ 0, for the three months ended March 31, 2001, and for the years ended December 31, 2000, December 31, 1999, and 1998, respectively, has been invested with that of two other Partnerships. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners, and is unrelated to the Arsenic Contamination for which a major chemical company remains responsible. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The General Partners are attempting to subdivide this land into two parcels and exploring the ability to obtain new zoning for this property. It appears that the efforts of the General Partners to subdivide the land will meet with success. This will allow the arsenic contamination portion of the property to be delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841, $454,386, and $99,944, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999, 2000 and three months through March 31, 2001 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644, $436,759, and $109,426, respectively. As of
December 31 1998, December 31, 1999, and March 31, 2001, Limited Partners electing to withdraw earnings represented 53%, 54% and 49% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, $381,458, $231,025, $179,343, and $44,996
were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other Partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, 1999, 2000, and three months through March 31, 2001, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1998, 1999, 2000, and three months through March 31, 2001, $1,019,017, $1,205,917, $1,250,291, and $283,246,
respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity, which the General Partners then expect, a portion of the Limited Partners to avail themselves of. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, at which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eleven (2000) and three months through March 31, 2001 is shown hereunder; which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                     Years ended December 31,


                                Earnings          Capital
                              Liquidation       Liquidation             Total
                           ---------------    --------------     ---------------


           1994                   $263,206         *$340,011            $603,217

           1995                   $270,760         *$184,157            $454,917

           1996                   $336,341         *$722,536          $1,058,877

           1997                   $399,379       *$1,212,916          $1,612,295

           1998                   $456,358       *$1,400,475          $1,856,833

           1999                   $490,841       *$1,436,942          $1,927,783

           2000                   $454,386       *$1,429,634          $1,884,020

   Three months through
      March 31, 2001               $99,944         *$328,242            $428,186

* These amounts represent gross of early withdrawal penalties.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. Collectively, the various Redwood Mortgage Investors Partnerships (I-VIII) have grown from an idea to over $110,000,000 in assets and produced excellent results for the Limited Partners under Russ's stewardship in Redwood Mortgage Investor's VII. This Partnership originally raised $11,998,359 in Limited Partner Capital contributions and at March 31, 2001 had $9,897,486 in remaining Limited Partner Capital.

     Over the last few years, Russ has been passing along his duties and responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp. is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

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


     While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

     Bruce and/or John Cropper (the Croppers) have been performing audit and accounting services to the General Partners of the Partnership and their affiliates for over 16 years through the following CPA firms: 1993-1998 - Parodi & Cropper, CPA's; 1999 - Caporicci, Cropper & Larson, LLP and 2000 - Armanino McKenna LLP.

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

     Effective January 1, 2001, Cropper Accountancy Corp., withdrew from Caporicci, Cropper & Larson, LLP partnership. John Cropper joined the larger regional firm of Armanino McKenna LLP as a partner and Bruce Cropper continues to provide services through Cropper Accountancy. The Croppers continue to perform audit and accounting services to the General Partners of the partnership and their affiliates.

     As a result, the Partnership has retained the firm of Armanino McKenna LLP, to provide its audit and financial services. Thus, although there has been a change in accounting firms, there has not been a change in accountants and there have not been any disagreements on any matter of accounting principles, practices or financial status disclosures.

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     As indicated above in Item 10, the Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus, pages 12-13, under the section "Compensation of the General Partners and the Affiliates", which are incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.


Entity Receiving            Description of Compensation
  Compensation                  and Services Rendered                    Amount
--------------------------------------------------------------------------------

I.  Redwood Mortgage Corp.  Loan Servicing Fee
                            for servicing loan ..........................$21,071

General Partners            Asset Management Fee
  &/or Affiliates           for managing assets.......................... $9,587


General Partners            1% interest in profits....................... $2,115

General Partners &/or       Portion of early withdrawal
Affiliates                  penalties applied to reduce
                            Formation Loan............................... $2,474

II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP(EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.      Mortgage Brokerage Commissions for
                            services in connection with the
                            review, selection, evaluation,
                            negotiation, and extension of the
                            loan paid by the borrowers and not
                            by the Partnership...........................$45,906

Redwood Mortgage Corp.      Processing and Escrow Fees for
                            services in connection with
                            notary, document preparation,
                            credit investigation, and escrow
                            fees payable by the borrowers and
                            not by the Partnership....................... $1,655

Gymno Corporation Inc.      Reconveyance Fee................................ $41

III. IN ADDITION,  THE GENERAL PARTNERS AND/OR RELATED  COMPANIES
     PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT
     IS REIMBURSED  AS NOTED IN THE STATEMENT OF INCOME..................$10,501

                   LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 2001

                             Partnership Highlights


Loan to Value Ratios

First Trust Deeds                                                $7,275,192.56
Appraised Value of Properties *                                  12,943,595.00
   Total Investment as a % of Appraised Value                           56.21%

First Trust Deed Loans                                           $7,275,192.56
Second Trust Deed Loans                                           3,329,460.53
Third Trust Deed Loans                                              189,722.40
                                                             ------------------

                                                                $10,794,375.49

First Trust Deeds due other Lenders                               7,392,466.00
Second Trust Deeds due other Lenders                              1,478,096.00
                                                             ------------------


Total Debt                                                      $19,664,937.49
                                                             ==================


   Appraised Property Value *                                   $31,800,194.00
                                                                ==============
   Total Investment as a % of Appraised Value                           61.84%

Number of Loans Outstanding                                                 38

Average Investment                                                  284,062.51
Average Investment as a % of total loans                                 2.63%
Largest Investment Outstanding                                    1,743,724.13
Largest Investment as a % of total loans                                16.15%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                  67.40%
Second Trust Deed Loans                                                 30.84%
Third Trust Deed Loans                                                   1.76%
                                                              -----------------

Total                                                                  100.00%

    Loans by Type of Property            Amount                        Percent

Owner Occupied Homes                     $248,593.76                     2.30%
Non Owner Occupied Homes                1,685,179.03                    15.61%
Apartments                              2,352,449.28                    21.80%
Commercial                              6,508,153.42                    60.29%
                                                              -----------------
                                    -----------------
Total                                 $10,794,375.49                   100.00%

Statement of Conditions of Loans
         Number of Loans in Foreclosure              1



*Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

County                                          Total Loans          Percent

San Francisco                                 $3,598,584.69           33.34%
Stanislaus                                     2,789,397.08           25.84%
Alameda                                        1,026,387.10            9.51%
Contra Costa                                     967,396.96            8.96%
Placer                                           878,793.59            8.14%
Santa Clara                                      678,388.30            6.28%
Santa Cruz                                       474,480.05            4.40%
San Mateo                                        181,977.29            1.69%
Sacramento                                        96,716.11             .90%
Shasta                                            79,162.59             .73%
Sonoma                                            23,091.73             .21%

                                         -------------------      -----------

Total                                        $10,794,375.49          100.00%
                                         ===================      ===========

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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

(b)      Form 8-K
                                    Form 8-K was filed on February 7, 2000,
                                    relating to a change in accounting firms.
                                    Another Form 8-K was filed on February 13,
                                    2001, relating to the subsequent change in accounting firms. On April 11, 2001, the Partnership filed yet another form 8-K regarding D. Russell Burwell's retirement as more fully discussed earlier under "Management Discussion" area.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 7th day of May 2001.

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


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  ---------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 7th day of May 2001.


Signature                                 Title                          Date


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                       General Partner             May 7, 2001


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                       General Partner             May 7, 2001


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                      President of Gymno           May 7, 2001
                                        Corporation,
                                   (Principal Executive Officer);
                                   Director of Gymno Corporation


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                      Secretary/Treasurer          May 7, 2001
                                        of Gymno Corporation
                                  (Principal Financial and
                                     Accounting Officer);
                                  Director of Gymno Corporation