Form 10-Q
period 2001-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2001-08-09
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                                 June 30, 2001
--------------------------------------------------------------------------------
Commission file number                             000-19992
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

YES      XX                                            NO
    --------------                                         --------------

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


                                 NOT APPLICABLE



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
            JUNE 30, 2001 (unaudited) AND DECEMBER 31, 2000 (audited)


                                     ASSETS
                                                June 30,          December 31,
                                                  2001                2000
                                               (unaudited)         (audited)
                                             --------------    -----------------

Cash                                               $305,657             $269,000

Accounts receivable:
  Loans, secured by deeds of trust                9,457,350           12,794,297
  Accrued Interest on loans                         506,087              363,321
  Advances on loans                                  44,898               29,825
  Accounts receivables, unsecured                   181,231              188,421
                                             --------------    -----------------
                                                 10,189,566           13,375,864
  Less allowance for doubtful accounts              871,319              850,548
                                             --------------    -----------------

                                                  9,318,247           12,525,316
                                             --------------    -----------------


Real estate owned, acquired through
  foreclosure, held for sale                        668,064              816,094
                                             --------------    -----------------

     Total assets                               $10,291,968          $13,610,410
                                             ==============    =================

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Notes payable - bank line of credit                $540,000         $3,500,000
  Accounts payable and accrued expenses                 4,102              4,102
                                               --------------    ---------------
     Total liabilities                                544,102          3,504,102
                                               --------------    ---------------

Partners' capital
  Limited Partners' capital, subject to redemption
     Net of Formation Loan receivable of
      $31,668 and $75,612 for 2001 and
         2000, respectively                         9,735,888         10,094,330

  General Partners' capital                            11,978             11,978
                                               --------------    ---------------

      Total partners' capital                       9,747,866         10,106,308
                                               --------------    ---------------

      Total liabilities and partners' capital     $10,291,968        $13,610,410
                                               ==============    ===============




The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (unaudited)



                                                    Six Months        Six Months        Three Months       Three Months
                                                      Ended             Ended              Ended               Ended
                                                     June 30,          June 30,           June 30,           June 30,
                                                       2001              2000               2001               2000
                                                  ---------------    -------------     ---------------    ----------------
Revenues:
  Interest on loans                                     $632,044         $652,571            $285,695            $347,308
  Interest on bank deposits                                2,411              962               2,374                 265
  Late charges                                             3,084            1,104               2,410                 786
  Other                                                    2,864            9,441                 863               7,888
                                                  ---------------    -------------     ---------------    ----------------
                                                         640,403          664,078             291,342             356,247
                                                  ---------------    -------------     ---------------    ----------------

Expenses:
  Loan servicing fees                                     39,826           42,003              18,755              21,782
  Interest on note payable - bank                         92,199           83,867              19,428              56,744
  Clerical costs through Redwood Mortgage   Corp.         20,379           13,925               9,878               6,779
  Asset management fee                                    18,968           18,500               9,381              10,302
  Provision for doubtful accounts and losses
     on real estate acquired through foreclosure          20,771           15,634              20,771              15,634
  Professional services                                   20,349           20,850                (499)             12,398
  Printing, supplies and postage                           5,533            4,953               4,223               3,691
  Other                                                    4,004            3,114               2,516               1,251
                                                  ---------------    -------------     ---------------    ----------------
                                                         222,029          202,846              84,453             128,581
                                                  ---------------    -------------     ---------------    ----------------


Net Income                                              $418,374         $461,232            $206,889            $227,666
                                                  ===============    =============     ===============    ================

Net income:  To General Partners (1%)                     $4,184           $4,612              $2,069              $2,276
                     To Limited Partners (99%)           414,190          456,620             204,820             225,390
                                                  ---------------    -------------     ---------------    ----------------
                                                        $418,374         $461,232            $206,889            $227,666
                                                  ===============    =============     ===============    ================

Net income per $1,000 invested by Limited
 Partners for entire period:
    - where income is reinvested and
       compounded                                         $41.65           $41.82              $20.61              $20.65
                                                  ===============    =============     ===============    ================

    - where partner receives income in
         monthly distributions                            $40.94           $41.11              $20.47              $20.51
                                                  ===============    =============     ===============    ================







The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                 THE SIX MONTHS ENDED JUNE 30, 2001 (unaudited)


                                                 PARTNERS' CAPITAL
                                    --------------------------------------------
                                             LIMITED PARTNERS' CAPITAL
                                    --------------------------------------------
                                       Capital                          Total
                                       Account       Formation         Limited
                                       Limited         Loan            Partners'
                                       Partners     Receivable          Capital
                                     -------------  -----------       ----------

Balances at January 1, 1998           $13,208,844    $ (341,275)   $12,867,569

Formation Loan collections                      0        66,908         66,908
Net Income                                838,105             0        838,105
Early withdrawal penalties                (30,529)       20,980         (9,549)
Partners' withdrawals                  (1,826,304)            0     (1,826,304)
                                     ---------------  -----------  -------------

Balances at December 31, 1998         $12,190,116    $ (253,387)   $11,936,729

Formation Loan collections                      0        75,138         75,138
Net Income                                900,485             0        900,485
Early withdrawal penalties                (18,553)       12,750         (5,803)
Partners' withdrawals                  (1,909,231)            0     (1,909,231)
                                     --------------   -----------  -------------

Balances at December 31, 1999         $11,162,817    $ (165,499)   $10,997,318

Formation Loan collections                      0        79,505         79,505
Net Income                                891,145             0        891,145
Early withdrawal penalties                (15,107)       10,382         (4,725)
Partners' withdrawals                  (1,868,913)            0     (1,868,913)
                                     --------------    ----------  -------------

Balances at December 31, 2000         $10,169,942     $( 75,612 )  $10,094,330

Formation Loan collections                      0        40,563         40,563
Net Income                                414,190             0        414,190
Early withdrawal penalties                 (4,920)        3,381         (1,539)
Partners' withdrawals                    (811,656)            0       (811,656)
                                      -------------    ----------   ------------

Balances at June 30, 2001              $9,767,556      $(31,668)    $9,735,888
                                      =============    ==========   ============








The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                 THE SIX MONTHS ENDED JUNE 30, 2001 (unaudited)


                                                     PARTNERS' CAPITAL
                                        ----------------------------------------
                                           Capital Account
                                               General           Total Partners'
                                              Partners               Capital
                                          ----------------      ----------------

Balances at January 1, 1998                     $11,978            $12,879,547

Formation Loan collections                            0                 66,908
Net income                                        8,466                846,571
Early withdrawal penalties                            0                 (9,549)
Partners' withdrawals                            (8,466)            (1,834,770)
                                          ----------------      ----------------

Balances at December 31, 1998                   $11,978            $11,948,707

Formation Loan collections                            0                 75,138
Net income                                        9,096                909,581
Early withdrawal penalties                            0                 (5,803)
Partners' withdrawals                            (9,096)            (1,918,327)
                                          ----------------      ----------------

Balances at December 31, 1999                   $11,978            $11,009,296

Formation Loan collections                            0                 79,505
Net income                                        9,001                900,146
Early withdrawal penalties                            0                 (4,725)
Partners' withdrawals                            (9,001)            (1,877,914)
                                         ----------------       ----------------

Balances at December 31, 2000                   $11,978            $10,106,308

Formation Loan collections                            0                 40,563
Net income                                        4,184                418,374
Early withdrawal penalties                            0                 (1,539)
Partners' withdrawals                            (4,184)              (815,840)
                                        ------------------      ----------------

Balances at June 30, 2001                       $11,978             $9,747,866
                                        ==================      ================










The accompanying notes are an integral part of the financial statements.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (unaudited)



                                                             SIX MONTHS ENDED
                                                                  JUNE 30,

                                                             2001        2000
                                                          ----------  ----------
Cash flows from operating activities:
  Net income                                               $418,374    $461,232
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for doubtful accounts                          20,771      10,606
    Provision for losses on real estate held for sale             0       5,028
    Early withdrawal penalty credited to income              (1,539)     (2,595)
    (Increase) decrease in accrued interest and advances (157,839) (84,059) Increase (decrease) in accounts payable and accrued
     expenses                                                     0     (24,199)
    Increase (decrease) in deferred interest on loans             0    (115,709)
    Increase (decrease) in prepaid expenses                       0           0
                                                         -----------  ----------

     Net cash provided by operating activities              279,767     250,304
                                                          ----------  ----------

Cash flows from investing activities:
    Principal collected on loans                          4,932,790   2,438,159
    Loans made                                           (1,376,306) (3,820,476)
    Additions to Real Estate held for sale                 (105,767)    (29,977)
    Dispositions of Real Estate held for sale                34,260           0
    Accounts Receivable Unsecured (disbursement)               (310)     (2,477)
    Proceeds from unsecured Accounts Receivable               7,500       1,787
                                                         -----------  ----------

     Net cash provided by (used in) investing activities  3,492,167  (1,412,984)
                                                         -----------  ----------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank           (2,960,000)  2,300,000
  Formation Loan collections                                 40,563      38,243
  Partners withdrawals                                     (815,840)   (939,797)
                                                         -----------  ----------

     Net cash provided by (used in) financing activities (3,735,277)  1,398,446
                                                         -----------  ----------

Net increase in cash                                         36,657     235,766

Cash - beginning of period                                  269,000     388,770
                                                          ----------  ----------

Cash - end of period                                       $305,657    $624,536
                                                          ==========  ==========


Interest paid                                               $92,199     $83,867


The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the Partnership. The Formation Loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The Formation Loan is unsecured and is being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through June 30, 2001, $882,701 including $150,635 in early withdrawal penalties had been repaid leaving a balance of $31,668. The Formation Loan, which is due from an affiliate of the General Partners', has been deducted from Limited Partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     At June 30, 2001, and years ended December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $137,175, $137,175 and $152,231, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 9 to the financial statements as of June 30, 2001, the average loan to appraised value of security at the time the loans were consummated was 62.39%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 2001 and December 31, 2000:

                                                        June 30,    December 31,
                                                         2001          2000
                                                     ------------   ------------

Costs of properties                                   $1,052,522     $1,258,966
Reduction in value                                      (384,458)      (442,872)
                                                     ------------    -----------
Fair value reflected in financial statements            $668,064       $816,094
                                                     ============    ===========

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

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of June 30, 2001 and December 31, 2000 was as follows:

                                            June 30,                December 31,
                                             2001                       2000
                                     ---------------            ----------------

Impaired loans                              $137,175                    $137,175
Unspecified loans                            590,383                     569,612
Accounts receivable, unsecured               143,761                     143,761
                                     ---------------            ----------------
                                            $871,319                    $850,548
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the General Partners and/or related parties.

A. Mortgage Brokerage Commissions

     Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of loans in an amount up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees for six months through June 30, 2001, and years ended December 31, 2000, 1999, and 1998, totaled $45,906, $130,487, $207,739 and $166,752, respectively.

B. Loan Servicing Fees

     Redwood Mortgage Corp. also receives monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Loan servicing fees of $39,826, $110,713, $127,440 and $128,493 were incurred for the six months ended June 30, 2001 and years ended December 31, 2000, 1999 and 1998, respectively.

C. Asset Management Fee

     The General Partners receive a monthly fee for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $18,968, $38,400, $44,524 and $16,141 during the six months ended June 30, 2001, and the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of June 30, 2001. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

     After five years from the date of purchase of the Units, Limited Partners have the right to withdraw from the Partnership, on an installment basis. Generally this is done over a five-year period in twenty (20) quarterly installments. Once a Limited Partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty
(20) quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the General Partners may liquidate all or part of a Limited Partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

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

NOTE 5 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $181,231 at June 30, 2001 ("Collection Suits"). The Partnership is a defendant, along with numerous other defendants including a developer, contractor and other lenders, in a lawsuit involving a homeowner's association's attempt to recover "damages" for faulty construction (the "Action").

     Management anticipates that the ultimate results of these Collection Suits and the Action will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in the case of the Collection Suits and the Action in arriving at the allowance for doubtful accounts.


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of June 30, 2001 and December 31, 2000 were $540,000 and $3,500,000 respectively, and the interest rate was 7.00% (6.75% prime + .25%) at June 30, 2001. This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                              June 30,             December 31,
                                               2001                   2000
                                           -----------             -------------
Net assets - Partners' Capital per
  financial statements                      $9,747,866               $10,106,308
Formation Loan receivable                       31,668                    75,612
Allowance for doubtful accounts                871,319                   850,548
                                           -----------               -----------
Net assets tax basis                       $10,650,853               $11,032,468
                                           ===========               ===========

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

     (b) Loans (see note 2 (c) had a carrying value of $9,457,350 at June 30, 2001. The fair value of these loans of $9,431,647 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At June 30, 2001, there were 36 loans outstanding with the following characteristics:

Number of loans outstanding                                                  36
Total loans outstanding                                              $9,457,350

Average loan outstanding                                               $262,704
Average loan as percent of total                                          2.78%

Largest loan outstanding                                             $1,251,090
Largest loan as percent of total                                         13.23%

Number of counties where security is located (all California)                11

Largest percentage of loans in one county                                29.49%
Average loan to appraised value of security at time loan was
   consummated                                                           62.39%

Number of loans in foreclosure                                                1


The following categories of loans are pertinent at June 30, 2001, and 2000:

                                         June 30,                December 31,
                                           2001                      2000
                                      --------------           --------------

First Trust Deeds                         $6,050,967               $8,720,986
Second Trust Deeds                         3,209,485                4,000,140
Third Trust Deeds                            196,898                   73,171
                                      --------------           --------------
  Total loans                              9,457,350               12,794,297
Prior liens due other lenders              7,675,612                8,761,363
                                      --------------           --------------

  Total debt                             $17,132,962              $21,555,660
                                     ===============           ==============


Appraised property value at
    time of loan                         $27,462,242              $35,518,467
                                     ===============           ==============


Total investments as a percent
    of appraisals                             62.39%                   60.69%
                                     ===============           ==============


Investments by Type of Property:
  Owner occupied homes                      $254,344                 $218,942
  Non-Owner occupied homes                   985,467                1,644,636
  Apartments                               1,859,815                2,590,022
  Commercial                               6,357,724                8,340,697
                                     ---------------           --------------
                                          $9,457,350              $12,794,297
                                     ===============           ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

Scheduled maturity dates of loans are as follows:

                    Year Ending
                   December 31,                  Amount
                --------------------       -------------------

                       2001                        $6,400,443
                       2002                         1,426,918
                       2003                           557,083
                       2004                           129,043
                       2005                           513,657
                    Thereafter                        430,206
                                           -------------------
                       Total                       $9,457,350
                                           ===================

     The scheduled maturities for 2001 above include approximately $2,794,284 in eleven loans, which are past maturity at June 30, 2001. Although interest payments on most of these loans are current, $2,294,007 of these loans was categorized as delinquent over 90 days.

     The cash balance at June 30, 2001 of $305,657 was in one bank with interest bearing balances totaling $251,107. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $205,657. The Partnership's bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At June 30, 2001, draw down against this facility was $540,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new loans or used to pay-down on the line of credit balance.



            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At June 30, 2001, Partners' Capital totaled $9,747,866.

     At June 30, 2001, the Partnership loans outstanding totaled $9,457,350. This represents a decline of $3,336,947 from the December 31, 2000 loans balance. This reduction in loans outstanding as of June 30, 2001 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the Limited Partners of $811,656 during six months through June 30, 2001 and partial reduction in line of credit balance by $2,960,000. Loans decreased from $13,449,741 from 1997 to $12,794,297 in 2000, a decrease of $655,444 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable
- Bank of $1,112,663 and investment of cash. The Partnership began funding loans on December 27, 1989, and as of June 30, 2001, had credited the Partners' accounts with income at an average annualized (compounded) yield of 7.85%.

     Since the fall of 1999, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with six successive cuts, ranging from .25% to .50%. The latest cut being June 27, 2001, which reduced the Federal Funds Rate to 3.75%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners anticipate that rates charged by the Partnership to its borrowers will be somewhat lower than the first half of 2001. The General Partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately
 .25% to .50% over the remainder of the year. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and eight and one half percent (8.00% - 8.50%) for the remainder of 2001.

     The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of June 30, 2001, the prime rate was 6.75% and the line of credit rate was 7.00%. As of June 30, 2001, December 31, 2000, and December 31, 1999, the balances were $540,000, $3,500,000 and $800,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of June 30, 2001, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999, 2000 and six months through June 30, 2001, interest paid was $170,867, $182,350, $257,390 and $92,199, respectively. The somewhat lower interest paid in the first six months of 2001 is reflective of both a lower than average credit line usage and the lower existing interest rate.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-four years. Loan servicing fees in 1998 were $128,493, in 1999 were $127,440, in 2000 were $110,713, and six months through June 30, 2001 were $39,826. These loan servicing fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the year 2000, Management Fees paid were $38,400, and for six months through June 30, 2001, management fee paid was $18,968. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999, 2000, and 2001. The Asset Management Fee is declining as the Partnership distributes Partners Capital.

     All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate Acquired Through Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of June 30, 2001, there was one property in foreclosure. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of loans and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $423,054, $329,057, $65,664, and $20,771, as provisions for doubtful accounts for the years ended December 31, 1998, 1999, 2000, and six months through June 30, 2001, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998, by $93,997 to $329,057 in 1999, by $263,393 to $65,664 in 2000 and to $20,771
through June 30, 2001. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables.

     The Partnership makes loans primarily in Northern California. As of June 30, 2001, approximately 60%, ($5,665,580) of the loans held by the Partnership were in the five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     The United States economy has slowed from the robust Gross Domestic Product growth levels of 4.2% in 1999 and 5.0% in 2000 to a growth rate of 1.2% for the 1st quarter of 2001. In response to the slow down in economic activity, the Federal Reserve has been acting primarily through reductions in the Federal Funds rates to stimulate the United States economy. Their interest rate cuts have lowered the Federal Funds rate from 6.5% to 3.75% or 42% over the course of the first half of 2001.

     Like the rest of the nation, the San Francisco Bay Area has also felt the slow down in economic growth. The technology companies of Silicon Valley and other industries are feeling the effects of the overall US economy slowdown which include lower earnings, losses and layoffs. This is having some effect upon the Partnership loan portfolio and the value of real estate which is the security behind the Partnership loan portfolio. The Northern California real estate market and particularly the San Francisco Bay Area real estate marketplace experienced increases in values of over 10% in 1999 and in 2000. In the residential marketplace throughout 2000, offers for residential real estate were often at or above asking price. The residential market has slowed and is returning to a more normal market, wherein buyers and sellers negotiate the terms of a sale without undue influence from other buyers desiring the property. This has resulted in longer listing and transaction times. According to DataQuick Information Systems, April 2001, the number of home sales for the San Francisco Bay Area were 15.8% lower than the previous April, yet the median sales price increased 9.4% to $394,000 during this same period. In our opinion mid priced and lower end homes have continued to increase in value while the high-end homes have begun to decrease in value. The Partnership may experience higher delinquencies due to layoffs from borrowers who need to sell their homes in order to repay their debt not anticipating currently existing transaction times to sell a home or the lower prices of higher end homes.

     For commercial properties vacancy rates continued to increase as space absorption has slowed and sub lease space has been put on the market. According to Grubb and Ellis vacancy in Class A and B space in San Francisco reached 7.7 percent at the end of the first quarter of 2001. Vacancy rates for other cities in the San Francisco Bay Area followed a similar trend. According to Grubb and Ellis , one indication that the bottom of the market may be reached soon is that the rate of increase in the vacancy rate has slowed. After increasing by nearly 2 percentage points a month during the first quarter, the vacancy rate increased at less than 1 percent a month during the second quarter. The best news is that according to Grubb and Ellis sales volumes are on par with last year and sales prices per square foot have remained steady because banks never underwrote deals at the rates at the peak of the market. However, Grubb and Ellis predict a slowdown in investments until there is comfort that rents and vacancy have bottomed. The Partnership may experience greater loan delinquencies if landlords lose their tenants or are unable to rent vacant space.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 62.39%, as of June 30, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

     On April 6th 2001, Pacific Gas and Electric (PG&E) California's biggest public utility company filed for Chapter 11 bankruptcy. The full effect of PG&E's bankruptcy is unknown. Stockholders, other utility companies and banks that have loaned PG&E millions of dollars were particularly hit hard. When a company like PG&E goes bankrupt, it has a ripple effect. This has not only affected the hi-tech and manufacturing industries, professional and commercial businesses, transportation and utilities sectors, but every household and individual as a whole. The crisis, which means higher costs to consumers, could adversely affect the economy, employment and the Partnership's lending in its commercial sector. The state government, PG&E and others are working diligently to solve the power crisis in California. The likely result is that electric and natural gas will cost consumers more than ever before. This may have some effect upon real estate values as demand for real estate could be reduced as companies make long term plans to locate in areas without power delivery problems and lower cost power availability.

     The Partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $47,052, $38,238, $9,039 and $ 0, for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999, and 1998, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The General
Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     The efforts of the General Partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The General Partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999, 2000, and six months through June 30, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841, $454,386, and $195,064, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999, 2000 and six months through June 30, 2001 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644, $436,759, and $219,126, respectively. As of
December 31 1998, 1999, 2000 and six months ended June 30, 2001, Limited Partners electing to withdraw earnings represented 53%, 54%, 49% and 47% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999, 2000, and six months through June 30, 2001, $381,458, $231,025, $179,343, and $61,504 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, 1999, 2000, and six months through June 30, 2001, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1998, 1999, 2000, and six months through June 30, 2001, $1,019,017, $1,205,917, $1,250,291, and $560,008,
respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity. The General Partners expect a portion of the Limited Partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, after which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eleven (2000) and six months through June 30, 2001 is shown hereunder; which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                            Years ended December 31,


                                Earnings            Capital
                               Liquidation        Liquidation            Total
                              --------------      ------------      ------------

           1994                   $263,206         *$340,011            $603,217

           1995                   $270,760         *$184,157            $454,917

           1996                   $336,341         *$722,536          $1,058,877

           1997                   $399,379       *$1,212,916          $1,612,295

           1998                   $456,358       *$1,400,475          $1,856,833

           1999                   $490,841       *$1,436,942          $1,927,783

           2000                   $454,386       *$1,429,634          $1,884,020

    Six months through
       June 30, 2001              $195,064         *$621,512            $816,576

* These amounts represent gross of early withdrawal penalties.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership has decided to retire effective September 30, 2001. "Russ" has enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. This Partnership originally raised $11,998,359 in Limited Partner Capital contributions and at June 30, 2001 had $9,735,888 in remaining Limited Partner Capital.

     Over the last few years, Russ has been passing along his duties and responsibilities to the remaining General Partners. These General Partners are Mr. Michael Burwell and Gymno Corporation, a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of its affiliate Redwood Mortgage Corp. is well prepared for Russ's departure and looks forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

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

     The accounting firm of Caporicci, Cropper & Larson, LLP ("CCL"), the successor in interest to Parodi & Cropper, CPA's, was retained as the Partnership's independent public accountants when the Partnership commenced operations in 1993. Bruce Cropper and John Cropper, formerly partners at CCL, were the Partnership's principal contacts at CCL. Bruce Cropper and John Cropper have been performing audit and accounting services for the benefit of the Partnership's General Partners and their affiliates for over 18 years. Effective as of December 31, 2000, CCL resigned from its engagement as the Partnership's independent public accountants due to the withdrawal of Bruce Cropper and John Cropper from the CCL partnership, making it necessary for the Partnership to retain new independent public accountants. Bruce Cropper and John Cropper subsequently joined the accounting firm of Armanino McKenna, LLP ("Armanino"). Based upon the long-standing relationship between the Partnership and Bruce Cropper and John Cropper, the Partnership's General Partner determined that it was in the best interest of the Partnership to retain Armanino as the Partnership's independent public accountants, effective as of January 1, 2001. The Partnership believes, and has been advised by Mr. John Cropper that he concurs, that for the two fiscal years ended December 31, 2000, the Partnership and CCL, as well as Armanino, did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of CCL, would have caused CCL to make reference in connection with its report on the Partnership's financial statements to the subject matter of the disagreement. The report of CCL on the Partnership's financial statements for the years ending December 31, 1998 and December 31, 1999, as well as the report of Armanino for the year ending December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933.



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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended June 30, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving      Description of Compensation
Compensation            and Services Rendered                             Amount
------------------  -------------------------------------------------   --------

I.  Redwood        Loan Servicing Fee for servicing loan. . . . . . .    $39,826
    Mortgage Corp.

General Partners   Asset Management Fee for managing assets. . . . . .   $18,968
&/or Affiliates

General Partners   1% interest in profits. . . . . . . . . . . . . . .    $4,184

General Partners   Portion of early withdrawal penalties applied to reduce
 &/or Affiliates   Formation Loan. . . . . . . . . . . . . . . . . . .    $3,381

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage   Mortgage Brokerage Commissions for services in connection
Corp.              with the review, selection, evaluation, negotiation, and
                   extension of the loan paid by the borrowers and not by the
                   Partnership. . . . . . . . . . . . . . . . . . . .    $45,906

Redwood Mortgage   Processing and Escrow Fees for services in connection with
Corp.              notary, document preparation, credit investigation,
                   and escrow fees payable by the borrowers and not
                   by the Partnership. . . . . . . . . . . . . . . . .    $1,703


Gymno Corporation
Inc.               Reconveyance Fee. . . . . . . . . . . . . . . . . .      $718

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . .  . . . . . . . . . . . . . . . . . . .$20,379



                   LOAN PORTFOLIO SUMMARY AS OF JUNE 30, 2001

                             Partnership Highlights


Loan to Value Ratios

First Trust Deeds                                                $6,050,967.28
Appraised Value of Properties *                                  10,747,643.00
   Total Investment as a % of Appraised Value                           56.30%

First Trust Deed Loans                                           $6,050,967.28
Second Trust Deed Loans                                           3,209,485.31
Third Trust Deed Loans                                              196,897.57
                                                              ------------------
                                                                 $9,457,350.16

First Trust Deeds due other Lenders                               6,197,516.00
Second Trust Deeds due other Lenders                              1,478,096.00
                                                              ------------------

Total Debt                                                      $17,132,962.16
                                                              ==================

   Appraised Property Value *                                   $27,462,242.00
   Total Investment as a % of Appraised Value                           62.39%

Number of Loans Outstanding                                                 36

Average Investment                                                  262,704.17
Average Investment as a % of total loans                                 2.78%
Largest Investment Outstanding                                    1,251,089.72
Largest Investment as a % of total loans                                13.23%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                  63.98%
Second Trust Deed Loans                                                 33.94%
Third Trust Deed Loans                                                   2.08%
                                                               -----------------
Total                                                                  100.00%

    Loans by Type of Property            Amount                        Percent

Owner Occupied Homes                     $254,344.00                     2.69%
Non Owner Occupied Homes                  985,467.06                    10.42%
Apartments                              1,859,814.87                    19.67%
Commercial                              6,357,724.23                    67.22%
                                       -------------                   -------
Total                                  $9,457,350.16                   100.00%

Statement of Conditions of Loans
         Number of loans in Foreclosure              1



     *Values used are the appraisal values utilized at the time the loan was consummated.


Diversification by County

County                                          Total loans          Percent

Stanislaus                                    $2,789,307.88           29.49%
San Francisco                                  2,736,808.34           28.94%
Contra Costa                                     966,893.55           10.22%
Santa Clara                                      897,925.80            9.50%
Alameda                                          875,616.60            9.26%
Santa Cruz                                       473,532.64            5.01%
Placer                                           330,276.31            3.49%
San Mateo                                        188,335.39            1.99%
Sacramento                                        96,716.11            1.02%
Shasta                                            78,930.45            0.84%
Sonoma                                            23,007.09            0.24%

                                         -------------------      -----------
Total                                         $9,457,350.16          100.00%
                                         ===================      ===========






                                     PART 2
                                OTHER INFORMATION




         Item 1.           Legal Proceedings

                             The Partnership is a defendant in a legal action. Please refer to Note 5 of the Financial Statements.

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

                             Not Applicable

         Item 5.           Other Information

                             Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

                           (b) Form 8-K
                                Form 8-K was filed on February 7, 2000, relating to a change by the Partnership's accountants in accounting firms. Another Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. RussellBurwell's retirement as more fully discussed earlier under "Management Discussion and Analysis" section. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants as more fully set forth under the section entitled "Management Discussion and Analysis".






                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of August 2001.

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


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  ---------------------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 9th day of August 2001.


Signature                                 Title                       Date


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell                     General Partner            August 9, 2001


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                     General Partner            August 9, 2001


/S/ D. Russell Burwell
-----------------------------------
D. Russell Burwell             President of Gymno Corporation,    August 9, 2001
                               (Principal Executive Officer);
                                Director of Gymno Corporation

/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell               Secretary/Treasurer of Gymno     August 9, 2001
                               Corporation (Principal Financial
                                   and Accounting Officer);
                                Director of Gymno Corporation