Form 10-Q
period 2001-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2001-11-14
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                              September 30, 2001
-------------------------------------------------------------------------------
Commission file number                             000-19992
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

       650 El Camino Real, Suite G, Redwood City, CA 94063
-------------------------------------------------------------------------------
             (address of principal executive office)

                           (650) 365-5341
-------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)

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

YES    XX                                                     NO
  -----------                                                  -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                         NO                      NOT APPLICABLE       X
   ---------                  ---------                              ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                         SEPTEMBER 30, 2001 (unaudited)
                        AND DECEMBER 31, 2000 (audited)


                                     ASSETS
                                                 September 30,      December 31,
                                                     2001                2000
                                                  (unaudited)         (audited)
                                                 -------------      ------------

Cash                                                  $301,083          269,000

Accounts receivable:
  Loans, secured by deeds of trust                  10,314,061       12,794,297
  Accrued Interest on loans                            578,448          363,321
  Advances on loans                                     46,326           29,825
  Accounts receivables, unsecured                    177,481            188,421
                                                 -------------     -------------
                                                    11,116,316       13,375,864
  Less allowance for doubtful accounts                     871          850,548
                                                 -------------     -------------
                                                    10,245,266       12,525,316
                                                 -------------     -------------


Real estate owned, acquired through
     foreclosure, held for sale                        987,957          816,094
                                                 -------------     -------------
                                                   $11,534,306      $13,610,410
                                                 =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
  Notes payable - bank line of credit               $1,902,000       $3,500,000
  Accounts payable and accrued expenses                 12,797            4,102
                                                 -------------     -------------
     Total liabilities                               1,914,797        3,504,102
                                                 -------------     -------------

Partners' capital
  Limited Partners' capital, subject to redemption
     Net of Formation Loan receivable of $0 and
     $75,612 for 2001 and 2000, respectively          9,607,531      10,094,330

  General Partners' capital                              11,978          11,978
                                                 --------------    -------------
   Total partners' capital                            9,619,509      10,106,308
                                                 --------------    -------------

   Total liabilities and partners' capital          $11,534,306     $13,610,410
                                                 ==============    =============




The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001
                       AND SEPTEMBER 30, 2000 (unaudited)


                                              Nine Months          Nine Months          Three Months         Three Months
                                                 Ended                Ended                Ended                Ended
                                             September 30,        September 30,        September 30,        September 30,
                                                  2001                 2000                 2001                 2000
                                            -----------------    -----------------    -----------------    ----------------- --
Revenues:
  Interest on loans                                 $888,060           $1,008,205             $256,016             $355,633
  Interest on bank deposits                            3,312                1,391                  901                  429
  Late charges                                         6,478                2,657                3,394                1,553
  Other                                                3,865               14,412                1,001                4,971
                                            -----------------    -----------------    -----------------    ----------------- --
                                                     901,715            1,026,665              261,312              362,586
                                            -----------------    -----------------    -----------------    ----------------- --
Expenses:
  Loan servicing fees                                 55,195               70,472               15,369               28,469
  Interest on note payable - bank                    104,741              170,181               12,542               86,314
  Clerical costs through Redwood
      Mortgage Corp.                                  29,569               20,310                9,190                6,385
  Asset management fee                                28,176               28,565                9,208               10,065
  Provision for doubtful accounts and
     losses on real estate acquired
     through foreclosure                              20,503               14,040                 -268              - 1,594
  Professional services                               30,391               28,324               10,042                7,474
  Printing, supplies and postage                       7,681                8,198                2,148                3,245
  Other                                                4,004                3,373                    0                  259
                                            -----------------    -----------------    -----------------    ----------------- --
                                                     280,260              343,463               58,231              140,617
                                            -----------------    -----------------    -----------------    ----------------- --


Net Income                                          $621,455             $683,202             $203,081             $221,969
                                            =================    =================    =================    ================= ==

Net income:  To General Partners (1%)                 $6,215               $6,832               $2,031               $2,220
             To Limited Partners (99%)               615,240              676,370              201,050              219,749
                                            -----------------    -----------------    -----------------    ----------------- --
                                                    $621,455             $683,202             $203,081             $221,969
                                            =================    =================    =================    ================= ==

Net income per $1,000 invested by Limited Partners for entire period:
    - where income is reinvested and
       compounded                                     $63.11               $63.29               $20.61               $20.61
                                            =================    =================    =================    ================= ==

    - where partner receives income in
         monthly distributions                        $61.41               $61.58               $20.47               $20.47
                                            =================    =================    =================    ================= ==




The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)


                               PARTNERS' CAPITAL
              -----------------------------------------------------
                            LIMITED PARTNERS' CAPITAL
              -----------------------------------------------------

                                             Capital                                 Total
                                             Account            Formation           Limited
                                             Limited              Loan             Partners'
                                             Partners           Receivable          Capital
                                          ---------------    ---------------     --------------

Balances at January 1, 1998                  $13,208,844         $ -341,275        $12,867,569

Formation Loan collections                             0             66,908             66,908
Net Income                                       838,105                  0            838,105
Early withdrawal penalties                      - 30,529             20,980           -  9,549
Partners' withdrawals                         -1,826,304                  0        - 1,826,304
                                          ---------------    ---------------     --------------

Balances at December 31, 1998                $12,190,116         $ -253,387        $11,936,729

Formation Loan collections                             0             75,138             75,138
Net Income                                       900,485                  0            900,485
Early withdrawal penalties                       -                   12,750            - 5,803
                                              18,553
Partners' withdrawals                         -1,909,231                  0         -1,909,231
                                          ---------------    ---------------     --------------

Balances at December 31, 1999                $11,162,817          $-165,499        $10,997,318

Formation Loan collections                             0             79,505             79,505
Net Income                                       891,145                  0            891,145
Early withdrawal penalties                       -15,107             10,382             -
                                                                                         4,725
Partners' withdrawals                         -1,868,913                  0        - 1,868,913
                                          ---------------    ---------------     --------------

Balances at December 31, 2000                $10,169,942           $-75,612        $10,094,330

Formation Loan collections                             0             71,461             71,461
Net Income                                       615,240                  0            615,240
Early withdrawal penalties                       - 6,041              4,151             -1,890
Partners' withdrawals                         -1,171,610                  0         -1,171,610
                                          ---------------    ---------------     --------------

Balances at September 30, 2001                $9,607,531              $   0         $9,607,531
                                          ===============    ===============     ==============








The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE YEARS ENDED DECEMBER 31, 2000 (audited) AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)


                                                     PARTNERS' CAPITAL
                                          --------------------------------------
                                           Capital Account
                                               General           Total Partners'
                                              Partners               Capital
                                       ------------------    -------------------

Balances at January 1, 1998                       $11,978            $12,879,547

Formation Loan collections                              0                 66,908
Net income                                          8,466                846,571
Early withdrawal penalties                              0                 -9,549
Partners' withdrawals                              -8,466             -1,834,770
                                       ------------------    -------------------

Balances at December 31, 1998                     $11,978            $11,948,707

Formation Loan collections                              0                 75,138
Net income                                          9,096                909,581
Early withdrawal penalties                              0                 -5,803
Partners' withdrawals                              -9,096             -1,918,327
                                       ------------------    -------------------

Balances at December 31, 1999                     $11,978            $11,009,296

Formation Loan collections                              0                 79,505
Net income                                          9,001                900,146
Early withdrawal penalties                              0                 -4,725
Partners' withdrawals                              -9,001             -1,877,914
                                       ------------------    -------------------

Balances at December 31, 2000                     $11,978            $10,106,308

Formation Loan collections                              0                 71,461
Net income                                          6,215                621,455
Early withdrawal penalties                              0                 -1,890
Partners' withdrawals                              -6,215             -1,177,825
                                        ------------------    ------------------

Balances at September 30, 2001                    $11,978             $9,619,509
                                        ==================    ==================










The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (unaudited)



                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2001          2000
                                                          ---------     --------
Cash flows from operating activities:
  Net income                                               $621,455     $683,202
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for doubtful accounts                          20,503        3,940
    Provision for losses on real estate held for sale             0       10,100
    Early withdrawal penalty credited to income              -1,890       -3,816
    (Increase) decrease in accrued interest
         and advances                                      -231,628     -130,293
    Increase (decrease) in accounts payable
         and accrued expenses                                 8,695      -20,027
    Increase (decrease) in deferred interest on loans             0     -115,709
    Increase (decrease) in prepaid expenses                       0            0
                                                          ---------     --------

      Net cash provided by operating activities             417,135      427,397
                                                          ---------     --------

Cash flows from investing activities:
    Principal collected on loans                          5,750,503    4,067,472
    Loans made                                           -3,050,730   -6,140,661
    Additions to Real Estate held for sale                 -425,660      -47,089
    Dispositions of Real Estate held for sale                34,259       58,359
    Accounts Receivable Unsecured (disbursement)               -310       -1,321
    Proceeds from unsecured Accounts Receivable              11,250        3,057
                                                          ---------     --------

 Net cash provided by (used in) investing activities      2,319,312   -2,060,183
                                                          ---------    ---------

Cash flows from financing activities:
  Net increase (decrease) in note payable-bank           -1,598,000    2,700,000
  Formation Loan collections                                 71,461       57,534
  Partners withdrawals                                   -1,177,825   -1,402,268
                                                         ----------    ---------

 Net cash provided by (used in) financing activities     -2,704,364    1,355,266
                                                         ----------    ---------

Net increase/(decrease) in cash                              32,083     -277,520

Cash - beginning of period                                  269,000      388,770
                                                         ----------    ---------

Cash - end of period                                       $301,083     $111,250
                                                         ===========   =========


Interest paid                                              $104,741     $170,181


The accompanying notes are an integral part of the financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the "Partnership") is a California Limited Partnership, of which the General Partners are Michael R. Burwell and Gymno Corporation, a California corporation partially owned and operated by the individual General Partner. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the General Partners. At September 30, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

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

A. Sales Commissions - Formation Loan

     Sales commissions ranging from 0% (Units sold by General Partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the General Partners that arranges and services the loans. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the Partnership. The Formation Loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The Formation Loan was unsecured and was being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). Through September 30, 2001, $914,369 including $151,405 in early withdrawal penalties had been repaid leaving a balance of $0. The Formation Loan, which was due from an affiliate of the General Partners', had been deducted from Limited Partners' capital in the balance sheet. As amounts were collected from Redwood Mortgage Corp., the deduction from capital was reduced.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     At September 30, 2001, and years ended December 31, 2000 and 1999, reductions in the cost of loans categorized as impaired by the Partnership totaled $137,175, $137,175 and $152,231, respectively. The reduction in stated value was accomplished by increasing the allowance for doubtful accounts.

     As presented in Note 9 to the financial statements as of September 30, 2001, the average loan to appraised value of security at the time the loans were consummated was 61.20%. When a loan is valued for impairment purposes, an updating is made in the valuation of collateral security. However, such a low loan to value ratio tends to minimize reductions for impairment.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 2001 and December 31, 2000:

                                              September 30,         December 31,
                                                  2001                  2000
                                           ------------------     --------------

Costs of properties                             $1,372,315           $1,258,966
Reduction in value                                -384,358             -442,872
                                           ------------------     --------------
Fair value reflected in financial statements      $987,957             $816,094
                                           ==================     ==============

F. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Organization and Syndication Costs

     The Partnership bears its own organization and syndication costs (other than certain sales commissions and fees described above) including legal and applicable accounting expenses, printing costs, selling expenses, a 1% wholesale brokerage fee and filing fees. Organizational costs of $10,102 were capitalized and were amortized over a five-year period. Syndication costs of $415,692 were charged against partners' capital and were allocated to individual partners consistent with the Partnership Agreement.

H. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans, and other accounts receivable (unsecured). The composition of the allowance for doubtful accounts as of September 30, 2001 and December 31, 2000 was as follows:
                                            September  30,         December 31,
                                                2001                    2000
                                          -----------------       --------------

Impaired loans                                 $137,175                $137,175
Unspecified loans                               590,114                 569,612
Accounts receivable, unsecured                  143,761                 143,761
                                          -----------------        -------------
                                               $871,050                $850,548
                                          =================        =============

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which are be paid to the General Partners and/or related parties.

     A. Mortgage Brokerage Commissions Redwood Mortgage Corp. receives mortgage brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of loans in an amount up to 12% of the principal amount of the loans through the period ending 6 months after the termination date of the offering. Thereafter, commissions are limited to an amount not to exceed 4% of the total Partnership assets per year. Such commissions are paid by the borrowers, and are not an expense to the Partnership. Loan brokerage fees for nine months through September 30, 2001, and years ended December 31, 2000, 1999, and 1998, totaled $84,137, $130,487,
$207,739 and $166,752, respectively.

     B. Loan Servicing Fees Redwood Mortgage Corp. also receives monthly loan servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Loan servicing fees of $55,195, $110,713, $127,440 and $128,493 were incurred for the nine months ended September 30, 2001 and years ended December 31, 2000, 1999 and 1998, respectively.

     C. Asset Management Fee The General Partners receive a monthly fee for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Asset management fees were $28,176, $38,400, $44,524 and $16,141 during the nine months ended September 30, 2001, and the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

E. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited Partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of September 30, 2001. In order to provide a certain degree of liquidity to the Limited Partners after the one-year period, Limited Partners may withdraw all or part of their Capital Accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the Capital Account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

NOTE 5 - LEGAL PROCEEDINGS

     Legal actions against borrowers and other involved parties have been initiated by the Partnership to help assure payments against unsecured accounts receivable totaling $177,481 at September 30, 2001 ("Collection Suits"). The Partnership is a defendant, along with numerous other defendants including a developer, contractor and other lenders, in a lawsuit involving a homeowner's association's attempt to recover alleged "damages" for faulty construction (the "Action").

     Management anticipates that the ultimate results of these Collection Suits and the Action will not have a material adverse effect on the net assets of the Partnership, with due consideration having been given in the case of the Collection Suits and the Action in arriving at the allowance for doubtful accounts.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of September 30, 2001 and December 31, 2000 were $1,902,000 and $3,500,000 respectively, and the interest rate was 6.25% (6.00% prime + .25%) at September 30, 2001. This line of credit expires May 1, 2003.

NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                 September 30,      December 31,
                                                     2001                2000
                                               ----------------   --------------

Net assets - Partners' Capital
     per financial statements                     $9,619,509         $10,106,308
Formation Loan receivable                                  0              75,612
Allowance for doubtful accounts                      871,050             850,548
                                               ----------------   --------------
Net assets tax basis                             $10,490,559         $11,032,468
                                               ================   ==============

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

     (b) Loans (see note 2 (c) had a carrying value of $10,314,061 at September 30, 2001. The fair value of these loans of $10,454,916 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At September 30, 2001, there were 36 loans outstanding with the following characteristics:

Number of loans outstanding                                                  36
Total loans outstanding                                             $10,314,061

Average loan outstanding                                               $286,502
Average loan as percent of total                                           2.78%

Largest loan outstanding                                             $1,109,159
Largest loan as percent of total                                          10.75%

Number of counties where security is located (all California)                11

Largest percentage of loans in one county                                 33.17%
Average loan to appraised value of security at
   time loan was consummated                                              61.20%

Number of loans in foreclosure                                                2


     The following categories of loans are pertinent at September 30, 2001, and December 31, 2000:

                                                 September 30,      December 31,
                                                     2001              2000
                                               ---------------     -------------
First Trust Deeds                                 $5,233,894         $8,720,986
Second Trust Deeds                                 4,849,385          4,000,140
Third Trust Deeds                                    230,782             73,171
                                               ---------------     -------------
  Total loan                                      10,314,061         12,794,297
Prior liens due                                    9,318,486          8,761,363
                                               ---------------     -------------
  Total debt                                     $19,632,547        $21,555,660
                                               ===============     =============

Appraised property value at time of loan         $32,079,580        $35,518,467
                                               ===============     =============

Total investments as a percent of appraisals           61.20%             60.69%
                                               ===============     =============
Investments by Type of Property:
  Owner occupied homes                              $607,906           $218,942
  Non-Owner occupied homes                         1,605,481          1,644,636
  Apartments                                       1,717,884          2,590,022
  Commercial                                       6,382,790          8,340,697
                                               ---------------     -------------
                                                 $10,314,061        $12,794,297
                                               ===============     =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Scheduled maturity dates of loans are as follows:

                    Year Ending
                   December 31,                  Amount
                --------------------       -------------------

                       2001                        $6,112,539
                       2002                         2,692,117
                       2003                           556,932
                       2004                           503,876
                       2005                            40,125
                    Thereafter                        408,472
                                           -------------------
                       Total                      $10,314,061
                                           ===================

     The scheduled maturities for 2001 above include approximately $4,940,413 in thirteen loans, which are past maturity at September 30, 2001. Although interest payments on some of these loans are current, $3,646,646 of these loans was categorized as delinquent over 90 days.

     The cash balance at September 30, 2001 of $301,083 was in one bank with interest bearing balances totaling $276,322. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $201,083. The Partnership's bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At September 30, 2001, draw down against this facility was $1,902,000. As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are either placed in new loans or used to pay-down on the line of credit balance.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At September 30, 2001, Partners' Capital totaled $9,619,509.

     At September 30, 2001, the Partnership loans outstanding totaled $10,314,061. This represents a decline of $2,480,236 from the December 31, 2000 loans balance. This reduction in loans outstanding as of September 30, 2001 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the Limited Partners of $1,171,610 during nine months through September 30, 2001 and partial reduction in line of credit balance by $1,598,000. Loans decreased from $13,449,741 from 1997 to $12,794,297 in 2000, a decrease of $655,444 chiefly due to the ability of the General Partners to reduce amounts of real estate owned by $289,743, reinvestment of earnings of $390,213, offset by payments to withdrawing Limited Partners $1,856,833, a reduction of outstanding Note Payable - Bank of $1,112,663 and investment of cash. The Partnership began funding loans on December 27, 1989, and as of September 30, 2001, had credited the Partners' accounts with income at an average annualized (compounded) yield of 7.85%.

     Between the fall of 1999 to January, 2001, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eight successive cuts, ranging from .25% to .50%. The latest cut being October 02, 2001, which reduced the Federal Funds Rate to 2.5%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The General Partners cannot at this time predict at what levels interest rates will be in the future. Although the rates charged by the Partnership are influenced by the level of interest rates in the market, the General Partners anticipate that rates charged by the Partnership to its borrowers will be somewhat lower than the first half of 2001. The General Partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately
 .25% to .50% over the remainder of the year. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the General Partners' experience, the General Partners anticipate that the annualized yield will range between eight and eight and one half percent (8.00% - 8.50%) for the remainder of 2001.

     The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of September 30, 2001, the prime rate was 6.00% and the line of credit rate was 6.25%. As of September 30, 2001, December 31, 2000, and December 31, 1999, the balances were $1,902,000, $3,500,000 and
$800,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of September 30, 2001, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 1998, 1999, 2000 and nine months through September 30, 2001, interest paid was $170,867, $182,350, $257,390 and $104,741, respectively. The somewhat lower interest paid in the first nine months of 2001 is reflective of both a lower than average credit line usage and the lower existing interest rate.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the General Partners' expectations, based upon their experience in managing similar Partnerships over the last twenty-four years. Loan servicing fees in 1998 were $128,493, in 1999 were $127,440, in 2000 were $110,713, and nine months through September 30, 2001 were $55,195. These loan servicing fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees increased to $16,141 in 1998, and to $44,524 in 1999. For the year 2000, Management Fees paid were $38,400, and for nine months through September 30, 2001, management fee paid was $28,176. In 1997, the General Partners waived or partially waived this fee to the Partnership and increased the Asset Management Fee to its allowed amount of 3/8 of 1% in 1999, 2000, and 2001. The Asset Management Fee is declining as the Partnership distributes Partners Capital.

     All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate Acquired Through Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the General Partners anticipate that they will not have a material effect on liquidity. As of September 30, 2001, there were two properties in foreclosure, representing 1.9% of the Partnership's loan portfolio. In November one of the loans which had a balance of $170,000, representing 1.6% of the Partnership loan portfolio, was paid off. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of loans and pay-off on notes. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities when available, used to reduce the Partnership credit line or other Partnership business.

     The General Partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the General Partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partners. Management provided $423,054, $329,057, $65,664, and $20,503, as provisions for doubtful accounts for the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, respectively. The provision for doubtful accounts was decreased $11,441 to $423,054 in 1998, by $93,997 to $329,057 in 1999, by $263,393 to $65,664 in 2000 and to $20,503
through September 30, 2001. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables. If conditions change, the Partnership may again increase it's provisions for doubtful accounts.

     The Partnership makes loans primarily in Northern California. As of September 30, 2001, approximately 65.61%, ($6,766,737) of the loans held by the Partnership were in the five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area.

     The United States Economy has slowed from the robust Gross Domestic Product growth levels of 4.2% in 1999 and 5.0% in 2000 to a growth rate of 1.2%, and .7% in the 1st and 2nd quarters to a decrease of .4% in the 3rd quarter of 2001. Additionally, the United States was attacked by terrorists on September 11, 2001. Management is deeply saddened by the loss of life and property form these attacks and is outraged at the perpetrators. Our thoughts and prayers go out to all those who have been affected by this horrific event. President Bush has declared war on the terrorists, and the United States has begun military actions in Afghanistan in response. The terrorist attacks occurred on the East Coast of the United States far removed from the operations of the Partnership. The
Partnership was not affected directly by these attacks. Indirectly, the Partnership will feel the effects of the attacks. The terrorist attacks have caused a further slowing of the United States economy, the extent of this slow down and it's longevity is not yet known. Key to the Partnership is the ability of borrowers to make the payments associated with their respective loans. In response to the slow down in the United States economy, the Federal Reserve has acted as noted primarily through reductions in the Federal Funds rates to stimulate the United States economy. Their interest rate cuts have lowered the Federal Funds rate form 6.5% to 2.5% or 66.67% over the course of 2001.

     Like the rest of the nation, the San Francisco Bay Area has also felt the slow down in economic growth. The technology companies of Silicon Valley, and now the airline industry, the tourism industry and other industries are feeling the effects of the overall US economy slowdown, which include lower earnings, losses and layoffs. The Northern California real estate market and particularly the San Francisco Bay Area real estate marketplace experienced increases in values of over 10% in 1999 and 2000.

     Throughout 2000, in the San Francisco Bay Area residential marketplace, offers for residential real estate were often at or above asking price. The residential market has slowed and is returning to a more normal market, wherein buyers and sellers negotiate the terms of a sale without undue influence from other buyers desiring the property. This has resulted in longer listing and transaction times. According to Dataquick Information Systems, August 2001, residential real estate sales were 14.5% lower than the previous year, with the six San Francisco Bay Area counties experiencing residential sales transactions down between 7.0% and 29.1%. In spite of the lower number of transactions, the median sales price for resale homes increased by 4% from the previous year with variances of between minus 4.2% to a positive 16.7% for the six San Francisco Bay Area Counties. The General Partners believe, mid-priced and lower-end homes have continued to increase in value, although at a reduced rate from 2000, while the high end homes have begun to decrease in value. The Partnership may experience higher delinquencies due to layoffs or from borrowers who need to sell their homes in order to repay their debt not anticipating currently existing transaction times. Significant foreclosures and the take back of the real estate security have not significantly manifested themselves as borrowers have been able to handle their own financial affairs.

     For commercial properties vacancy rates continued to increase as space absorption has slowed and sub lease space has been put on the market. C.B. Richard Ellis, reports office vacancy in the San Francisco Bay Area at an approximately 14% level as of the 3rd quarter 2001. County variances range from 10.1% to 17.2% of total availability. Lease rates are down as landlords attempt to attract tenants. "Despite the current conditions, many feel the cycle will not be as deep as those seen during the 80's and 90's, where new supply, not decreased demand, drove corrections." The Partnership may experience delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures or the completion of building renovations.

     The Partnership had an average loan to value ratio computed as of the date the loan was made of 61.20%, as of September 30, 2001. This did not account for any increases in property values for loans, which were acquired by the Partnership during 1997, 1998, 1999, and 2000 when Northern California Real Estate substantially increased in value. This low loan to value will assist the Partnership in weathering downturns in real estate values if they materialize in the coming months.

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

     The  Partnership's  interest  in land  located  in East Palo  Alto,  CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $47,363, $38,238, $9,039 and $ 0, for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999, and 1998, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The General Partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership. The efforts of the General Partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The General Partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, Limited Partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, the Partnership made distributions of earnings to Limited Partners after allocation of syndication costs of $456,358, $490,841, $454,386, and $284,446, respectively. Distribution of Earnings to Limited Partners after allocation of syndication costs for the years ended December 31, 1998, 1999, 2000 and nine months through September 30, 2001 to Limited Partners' capital accounts and not withdrawn was $381,747, $409,644, $436,759, and $330,794, respectively. As of
December 31 1998, 1999, 2000 and nine months ended September 30, 2001, Limited Partners electing to withdraw earnings represented 53%, 54%, 49% and 45% of the Limited Partners capital.

     The Partnership also allows the Limited Partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership Agreement). For the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, $381,458, $231,025, $179,343, and
$75,512 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the General Partners would expect in their experience in this and other partnerships. The General Partners expect that a small percentage of Limited Partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the General Partners wanted to provide Limited Partners needing their capital returned a degree of liquidity. Generally, Limited Partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by Limited Partners electing a one year liquidation program represents a small percentage of Limited Partner capital as of December 31, 1998, 1999, 2000, and nine months through September 30, 2001, respectively and is expected by the General Partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1998, 1999, 2000, and nine months through September 30, 2001, $1,019,017, $1,205,917, $1,250,291, and
$817,693, respectively, were liquidated by Limited Partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by Limited Partners has the effect of providing Limited Partner liquidity. The General Partners expect a portion of the Limited Partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The General Partners expect to see increasing numbers of Limited Partner withdrawals in years five through eleven, after which time the bulk of those Limited Partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year eleven (2000) and nine months through September 30, 2001 is shown hereunder; which confirms the General Partners theory on the liquidation habits of the Limited Partners:

                                            Years ended December 31,


                             Earnings             Capital
                            Liquidation         Liquidation            Total
                         ---------------      --------------        ------------

           1994             $263,206            *$340,011            $603,217

           1995             $270,760            *$184,157            $454,917

           1996             $336,341            *$722,536          $1,058,877

           1997             $399,379          *$1,212,916          $1,612,295

           1998             $456,358          *$1,400,475          $1,856,833

           1999             $490,841          *$1,436,942          $1,927,783

           2000             $454,386          *$1,429,634          $1,884,020

    Nine months through
    September 30, 2001      $284,446            *$893,205          $1,177,651

* These amounts represent gross of early withdrawal penalties.

     After 25 years of active participation in the mortgage business, D. Russell Burwell, our founder and a General Partner of the Partnership, has retired effective September 30, 2001. "Russ" enjoyed a long and successful career. His original business model, upon which our Partnership has its roots, has withstood the test of time through varying economic cycles. This Partnership originally raised $11,998,359 in Limited Partner Capital contributions and at September 30, 2001 had $9,607,531 in remaining Limited Partner Capital.

     Over the last few years, Russ has been passing along his duties and responsibilities to the remaining General Partners. The remaining General Partners are Mr. Michael Burwell and Gymno Corporation a California Corporation. Mr. Michael Burwell has been a General Partner of Redwood Mortgage Investors VII since its inception and has been employed by Redwood Mortgage Corp, an affiliate of the Partnership, since 1979. The Partnership through the remaining General Partners and the employees of Redwood Mortgage Corp., are well prepared for Russ' departure and look forward to emulating the steady consistent returns that the Limited Partners have enjoyed during Russ' tenure.

     In some cases in order to satisfy Broker Dealers and other reporting requirements, the General Partners have valued the limited partners' interest in the Partnership on a basis which utilizes a per unit system of calculation, rather than based upon the investors' capital account. This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities. In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a "reporting" number of units based upon a $1.00 per unit calculation. The number of reporting units provided will be calculated based upon the Limited Partner's capital account value divided by $1.00. Each investor's capital account balance is set forth periodically on the partnership account statement provided to investors. The reporting units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual units owned by a limited partner or the limited partners' right or interest in cash flow or any other economic benefit in the Partnership. Each investor's capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor's capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per unit estimated value of the client's investment in the Partnership in accordance with NASD Rule 2340.

     While the General Partners have set an estimated value for the Partnership units, such determination may not be representative of the ultimate price realized by an Investor for such units upon sale. No public trading market exists for the Partnership's units and none is likely to develop. Thus, there is no certainty that the units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving            Description of Compensation and
Compensation                 Services Rendered                            Amount
---------------        ----------------------------------------       ----------

I.  Redwood Mortgage        Loan Servicing Fee
    Corp.                       for servicing  loan . . . . . . . . . .  $55,195

General Partners            Asset Management Fee for
   &/or Affiliates              managing assets . . . . . . . . . . . .  $28,176


General Partners            1% interest in profits . . . . . . . . . . .  $6,215

General Partners            Portion of early withdrawal penalties applied
   &/or Affiliates              to reduce Formation Loan  . . . . . . .   $4,151


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage     Mortgage Brokerage Commissions for services in connection
Corp.                with the review, selection, evaluation, negotiation, and
                     extension of the loan paid by the borrowers and not by the
                     Partnership  .  . . . . . . . . . . . . . . . . .   $84,137

Redwood Mortgage     Processing and Escrow Fees for services in connection with
Corp.                notary, document preparation, credit investigation, and
                     escrow fees payable by the borrowers and not by the
                     Partnership . . . . . . . . . . . . . . . . . . .    $2,714

Gymno Corporation
Inc.                        Reconveyance  Fee . . . . . . . . . . . . .     $903

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .   $29,569

               LOAN PORTFOLIO SUMMARY AS OF SEPTEMBER 30, 2001

                             Partnership Highlights


Loan to Value Ratios

First Trust Deeds                                                $5,233,894.17
Appraised Value of Properties *                                   9,469,695.00
   Total Investment as a % of Appraised Value                           55.27%

First Trust Deed Loans                                           $5,233,894.17
Second Trust Deed Loans                                           4,849,385.10
Third Trust Deed Loans                                              230,781.39
                                                             ------------------
                                                                $10,314,060.66

First Trust Deeds due other Lenders                               7,840,390.00
Second Trust Deeds due other Lenders                              1,478,096.00
                                                             ------------------

Total Debt                                                      $19,632,546.66
                                                             ==================

   Appraised Property Value *                                   $32,079,580.00
   Total Investment as a % of Appraised Value                           61.20%

Number of Loans Outstanding                                                 36

Average Investment                                                  286,501.68
Average Investment as a % of total loans                                 2.78%
Largest Investment Outstanding                                    1,109,158.69
Largest Investment as a % of total loans                                10.75%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                  50.74%
Second Trust Deed Loans                                                 47.02%
Third Trust Deed Loans                                                   2.24%
                                                              -----------------
Total                                                                  100.00%

    Loans by Type of Property            Amount                   Percent

Owner Occupied Homes                     $607,906.42                     5.89%
Non Owner Occupied Homes                1,605,480.72                    15.57%
Apartments                              1,717,883.84                    16.66%
Commercial                              6,382,789.68                    61.88%
                                                              -----------------
                                    -----------------
Total                                 $10,314,060.66                   100.00%

Statement of Conditions of Loans
         Number of loans in Foreclosure              2



*Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

County                                          Total loans          Percent

San Francisco                                 $3,421,167.79           33.17%
Stanislaus                                     2,789,213.33           27.04%
Santa Clara                                    1,336,675.28           12.96%
Contra Costa                                     966,630.50            9.37%
Alameda                                          820,668.60            7.96%
Santa Cruz                                       375,000.00            3.64%
San Mateo                                        221,595.15            2.15%
Placer                                           184,608.82            1.79%
Sacramento                                        96,716.11             .94%
Shasta                                            78,851.91             .76%
Sonoma                                            22,933.17             .22%

                                         -------------------      -----------
Total                                        $10,314,060.66          100.00%
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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

(b)      Form 8-K
                                    Form 8-K was filed on February 7, 2000,
                                    relating to a change by the Partnership's accountants in accounting firms. A Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement as more fully discussed earlier under "Management Discussion and Analysis" section. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of November, 2001.

REDWOOD MORTGAGE INVESTORS VII


By:       /S/ Michael R. Burwell
          ------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ D. Russell Burwell
                  -----------------------------------
                  D. Russell Burwell, President


          By:     /S/ Michael R. Burwell
                  ---------------------------------------
                  Michael R. Burwell, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 13th day of November 2001.


Signature                                 Title                       Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                   General Partner           November 13, 2001


/S/ D. Russell Burwell
------------------------
D. Russell Burwell         President of Gymno Corporation,     November 13, 2001
                            (Principal Executive Officer);
                            Director of Gymno Corporation

/S/ Michael R. Burwell
-----------------------
Michael R. Burwell         Secretary/Treasurer of Gymno        November 13, 2001
                          Corporation (Principal Financial
                               and Accounting Officer);
                           Director of Gymno Corporation