Form 10-K
period 2001-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2002-04-01
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2001

                                     Part I

                                                                        Page No.
                                                                        -------
Item 1 - Business                                                           3
Item 2 - Properties                                                         4
Item 3 - Legal Proceedings                                                  6
Item 4 - Submission of Matters to a Vote of Security Holders (Partners)     6

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and
              Related Unitholder Matters                                    6
Item 6 - Selected Financial Data                                            6
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8
Item 8 - Financial Statements and Supplementary Data                       13
Item 9 - Changes in and Disagreements with Accountants on
         Accounting  and Financial Disclosure                              32

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant                33
Item 11 - Executive Compensation                                            33
Item 12 - Security Ownership of Certain Beneficial Owners and Management    34
Item 13 - Certain Relationships and Related Transactions                    34

                                     Part IV

Item 14 - Exhibits, Financial Statements and Schedules,
          and Reports on Form 8-K.                                          34

Signatures                                                                  35

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

       For the year ended December 31, 2001 Commission file number 33-30427
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
              (Exact name of registrant as specified in its charter)

        California                                        94-3094928
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification)
    incorporation or organization)

650 El Camino Real Suite G, Redwood City, CA                        94063
--------------------------------------------------------------------------------
 (address of principal executive offices)                        (zip code)

Registrant's telephone number including area code               (650) 365-5341
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
--------------------------------------------------------------------------------
       None                                                 None
--------------------------------------------------------------------------------

Securities registered pursuant to
             Section 12(g) of the Act:                 Limited Partnership Units

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        XXXX                                                NO
------------------                                             -----------------

     Through December 31, 2001, the limited partnership units purchased by non-affiliates was 119,983.59 units computed at $100.00 a unit for $11,998,359. The offering was closed on September 30, 1992.

Documents incorporated by reference:

     Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

                                     Part I

Item 1 - Business

     Redwood Mortgage Investors VII, a California limited partnership (the "Partnership"), was organized in 1989 of which Michael R. Burwell and Gymno Corporation, a California corporation, are the general partners. The address of the partnership and the general partners is 650 El Camino Real, Suite G, Redwood City, California 94063. The partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood
Mortgage Corp., an affiliate of the general partners. The partnership's objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which limited partners may elect to
(a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to partnership activities; and
(ii) preserve and protect the partnership's capital. The partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria" pages 26-31 of the Prospectus which is incorporated by reference.

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

     The partnership began selling units in October 1989 and began investing in mortgages in December 1989. At December 31, 2001, the partnership had a balance in its loans portfolio totaling $10,091,195 with interest rates thereon ranging from 6.50% to 18.00%.

     Currently, loans secured by First Trust Deeds comprise 49.96% of the amount of funds in the loan portfolio followed by Second Trust Deeds of 47.60% and Third Trust Deeds of 2.44%. Owner-occupied homes, combined with non-owner occupied homes total 20.39% of the loans. Commercial loans origination decreased from last year, now comprising 64.12% of the portfolio, a decrease of 1.07%. Loans to apartments totaled 15.49%. Of the total loans, 63.51% are in five counties of the Bay Area. The County of Stanislaus makes up 27.64% of the loans. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans are primarily in Northern California. Loan size decreased the past year, and is now averaging $280,311 per loan, a decrease of $56,381. Some of the larger loans invested in by the partnership are fractionalized between other affiliated partnerships with objectives similar to those of the partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 39.34%. A 40% equity average on loan origination is generally considered very conservative.
Generally, the more equity, the more protection for the lender. The partnership's loan portfolio is in good condition with two properties in foreclosure as of December 2001.

Item 2 - Properties

A summary of the partnership's loan portfolio as of December 31, 2001 is set forth below.

Loans as a Percentage of Total Loans

First Trust Deeds                                                 $5,042,062
Appraised Value of Properties                                      9,387,195
                                                            -----------------
  Total Investment as a % of Appraisal                                53.71%
                                                            -----------------

First Trust Deeds                                                 $5,042,062
Second Trust Deed Loans                                            4,803,146
Third Trust Deed Loans                                               245,987
                                                            -----------------
                                                                  10,091,195
                                                            -----------------
Priority positions
    First Trust Deeds due other Lenders                            7,840,390
    Second Trust Deeds due other Lenders                           1,478,096
                                                            -----------------

Total Debt                                                       $19,409,681
                                                            =================

  Appraised Property Value                                       $31,997,080
  Total Investments as a % of Appraisal                               60.66%

Number of Loans Outstanding                                               36

Average Investment                                                   280,311
Average Investment as a % of Loans Outstanding                         2.78%
Largest Investment Outstanding                                     1,000,000
Largest Investment as a % of Loans Outstanding                         9.91%


Loans as a Percentage of Total Loans                                  Percent
-------------------------------------------                      -----------
First Trust Deeds                                                      49.96%
Second Trust Deeds                                                     47.60%
Third Trust Deeds                                                       2.44%
                                                                     -----------
Total                                                                 100.00%

Loans by Type of Property                            Amount             Percent
-----------------------------------        ---------------------     -----------
Owner Occupied Homes                              $622,435.01              6.17%
Non-Owner Occupied Homes                         1,435,443.78             14.22%
Apartments                                       1,563,213.50             15.49%
Commercial                                       6,470,102.70             64.12%
                                           ---------------------     -----------

Total                                          $10,091,194.99           100.00 %
                                           =====================     ===========

The following is a distribution of loans outstanding as of December 31, 2001 by Counties.

                                  Total Mortgage
County                              Investments               Percent

San Francisco                           $3,221,043             31.92%
Stanislaus                               2,789,206             27.64%
Santa Clara                              1,336,162             13.24%
Contra Costa                               965,931              9.57%
Alameda                                    649,951              6.44%
Santa Cruz                                 375,000              3.72%
San Mateo                                  236,157              2.34%
Sacramento                                 231,716              2.30%
Placer                                     184,609              1.83%
Shasta                                      78,557              0.78%
Sonoma                                      22,863              0.22%
                                 ------------------       ------------
Total                                  $10,091,195            100.00%
                                 ==================       ============


Statement of Condition of Loans
         Number of Loans in Foreclosure  2

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                         Year Ending
                         December 31,                  Amount
                      -------------------        --------------------
                             2002                         $8,432,811
                             2003                            556,862
                             2004                            638,704
                             2005                             40,125
                             2006                            184,380
                          Thereafter                         238,313
                                                 --------------------
                            Total                        $10,091,195
                                                 ====================

     The scheduled maturities for 2002 include thirteen loans totalling approximately $4,945,909 which were past maturity at December 31, 2001. This represents 49.01% of the loan portfolio. Six of these loans totalling $1,391,163 were paid off in March 2002. Interest payments on $656,098 of these loans were categorized as delinquent over 90 days, which represents 6.50% of the partnership's loan portfolio. Several other borrowers were in process of refinancing their loans through other institutions as this was an opportune time for them to do so and take advantage of the lower interest rate. Additionally, the partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.

     Overall, the loan portfolio had eight loans with principal outstanding of $1,318,696 where interest payments were overdue in excess of 90 days. The principal outstanding represents 13.07% of the partnership's portfolio as of December 31, 2001.

     In addition, five loans with principals outstanding of $889,439 were considered impaired at December 31, 2001. That is, interest accruals are no longer recorded thereon. This represents 8.81% of the total loan portfolio.

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

                                     Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

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

     A description of the partnership units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VII began operations in December 1989. Financial results for years 1984 to 1989 for prior public partnerships sponsored by the general partners and their affiliates, are incorporated by reference to the Prospectus (S-11)..

     Financial condition and results of operation for the partnership for five years to December 31, 2001 were:

                                 Balance Sheets
                                     Assets

                                                                            December 31,
                                       ------------------------------------------------------------------------------------------
                                           2001                2000              1999               1998               1997
                                       --------------     ---------------    --------------     --------------    ---------------

Cash                                        $389,844            $269,000          $388,770           $461,544           $520,837

Loans
   Loans secured by deeds of trust        10,091,195          12,794,297        11,011,660         13,209,186         13,449,741
   Loans, unsecured                          173,731             188,421           163,085            242,493            252,422

Interest and other receivables
   Accrued interest and other fees           660,551             363,321           357,177            442,350            427,952
   Advances on loans                          50,665              29,825            31,669             39,733             33,154
   Less allowance for losses               (887,578)           (850,548)         (828,563)          (787,042)          (424,738)

Real estate owned ("REO"), net               872,133             816,094           307,931            397,396            687,139
Real estate owned in process                       -                   -           525,510                  -                  -
Partnership interest                               -                   -                 -                  -            346,017
                                       --------------     ---------------    --------------     --------------    ---------------
                                         $11,350,541         $13,610,410       $11,957,239        $14,005,660        $15,292,524
                                       ==============     ===============    ==============     ==============    ===============


                        Liabilities and Partners Capital


                                                                             December 31
                                       -----------------------------------------------------------------------------------------

                                           2001               2000              1999               1998               1997
                                       --------------                       --------------     --------------    ---------------
Liabilities
  Note payable - bank                     $1,907,000         $3,500,000          $800,000         $1,912,663         $2,341,816
  Accounts payable and
     accrued expenses                         11,295              4,102            32,234             12,547              1,845
  Deferred interest                                -                  -           115,709            131,743                  -
  Discount of loans                                -                  -                 -                  -             69,316
                                       --------------    ---------------    --------------     --------------    ---------------
                                           1,918,295          3,504,102           947,943          2,056,953          2,412,977

Partners' capital
  General partners                            11,978             11,978            11,978             11,978             11,978
  Limited partners subject to
    redemption                             9,420,268         10,094,330        10,997,318         11,936,729         12,867,569
                                       --------------    ---------------    --------------     --------------    ---------------
Total partners capital                     9,432,246         10,106,308        11,009,296         11,948,707         12,879,547
                                       --------------    ---------------    --------------     --------------    ---------------

                                         $11,350,541        $13,610,410       $11,957,239        $14,005,660        $15,292,524
                                       ==============    ===============    ==============     ==============    ===============


                               Statement of Income

                                                                         December 31,
                                        ------------- -- --------------- --------------------- -------------- -- ----------------
                                            2001              2000              1999               1998               1997
                                        -------------    ---------------    --------------     --------------    ----------------

Gross revenue                             $1,168,451         $1,437,964        $1,663,245         $1,657,728         $ 1,623,863
Expenses                                     347,254            537,818           753,664            811,157             796,984
                                        -------------    ---------------    --------------     --------------    ----------------

Net Income                                 $ 821,197          $ 900,146         $ 909,581          $ 846,571          $  826,879
                                        =============    ===============    ==============     ==============    ================

Net income to general
  partners (1%)                                8,212              9,001             9,096              8,466               8,269
Net income to limited
  partners (99%)                             812,985            891,145           900,485            838,105             818,610
                                        -------------    ---------------    --------------     --------------    ----------------
                                           $ 821,197          $ 900,146         $ 909,581          $ 846,571          $  826,879
                                        =============    ===============    ==============     ==============    ================

Net income per $1,000 invested by
limited partners for entire period
:
   - where income is compounded
and retained                                     $85                $85               $79                $67                 $61
                                        =============    ===============    ==============     ==============    ================

    - where partner receives
        income in monthly
        Distributions                            $82                $82               $76                $65                 $59
                                        =============    ===============    ==============     ==============    ================

     The annualized yield for 1999 was 7.86%, for 2000 the annualized yield was 8.52%, and for 2001 the annualized yield was 8.50%. Average annualized yield from inception through December 31, 2001, was 7.85%.

Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     The foregoing analysis of year 2001 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

        Management Discussion and Analysis of Financial Condition and
                           Results of Operations

     On September 30, 1992, the partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At December 31, 2001, Partners' Capital totaled $9,432,246.

     At December 31, 2001, the partnership loans outstanding totaled $10,091,195. This represents a decline of $2,703,102 from the December 31, 2000 loans balance. This reduction in loans outstanding as of December 31, 2001 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the limited partners of $1,554,751 during twelve months through December 31, 2001 and partial reduction in line of credit balance by $1,593,000. Loans decreased from $13,449,741 from 1997 to $10,091,195 in 2001, a decrease of $3,358,546 chiefly due to increase in amounts of real estate owned by $184,994, payments to withdrawing limited partners totaling $8731,235, a reduction of outstanding Note Payable - Bank of $434,816 and investment of cash. The partnership began funding loans on December 27, 1989, and as of December 31, 2001, had credited the partners' accounts with income at an average annualized (compounded) yield of 7.85%.

     Between the fall of 1999 to January 2001, mortgage interest rates had been rising due primarily to economic forces and by the Federal Reserve raising its core interest rates. However, since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut being December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In late January 2002, the Federal Reserve met and did not change interest rates signaling that it may take a wait and see course before making any further interest rate changes. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over next year. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent (8.00% - 9.00%) in 2002.

     The partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of December 31, 2001, the prime rate was 4.75% and the line of credit rate was 5.0%. As of December 31, 2001, December 31, 2000, and December 31, 1999, the balances were $1,907,000, $3,500,000 and
$800,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the partnership yield by allowing the partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the partnership. As of December 31, 2001, the partnership is current with its interest payments on the line of credit. For the years ended December 31, 1999, 2000 and 2001, interest paid was $182,350, $257,640 and $128,224, respectively. The somewhat lower interest paid in 2001 is reflective of both a lower than average credit line usage and the lower existing interest rate.

     The partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-four years. Loan servicing fees in 1999 were $127,440, in 2000 were $110,713, and in 2001 were $94,396. These loan servicing fees were declining as the outstanding mortgage loan portfolio balances declined. Asset Management Fees were $44,524, $38,400, and $37,233 for the years ended December 31, 1999, 2000 and 2001, respectively. The Asset Management Fee is declining as the partnership distributes partners' capital.

     All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Doubtful Accounts and losses on Real Estate Acquired Through Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2001, there were two properties in foreclosure, representing 2.1% of the partnership's loan portfolio. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the partnership credit line or in other partnership business.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $329,057, $65,664, and $37,371, as provisions for doubtful accounts for the years ended December 31, 1999, 2000, and 2001, respectively. The provision for doubtful accounts was decreased by $93,997 to $329,057 in 1999, by $263,393 to $65,664 in 2000 and by
$28,293 to $37,371 in 2001. These decreases reflect reduced expected REO anticipated losses and improved collections of secured and unsecured receivables. If conditions change, the partnership may again increase it's provisions for doubtful accounts.

     The partnership makes loans primarily in Northern California. As of December 31, 2001, approximately 63.51%, ($6,409,244) of the loans held by the partnership were in the five San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segments. The California Association of Realtors reported in November 2001 that the statewide median home price had reached its highest point ever with a median home price of $278,740 up 11.2% from a year earlier and 2.4% higher than in October of 2001. It also reported that overall volume of home sales slipped 12.4% from the year earlier. In spite of these California wide higher home prices, the San Francisco Bay Area experienced median sales prices through October of 2001 of between minus 4.2% to a positive 16.7% for resale homes. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have begun to decrease in value. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of
January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the partnership since we depend more heavily than banks and other similar credit type lenders on the value of a property.

     Commercial  property  vacancy  rates have  continued  to climb with the San
Francisco Bay Area office market surpassing 15% as a whole according to BT Commercial Real Estate and Grubb and Ellis Co. As a result, rents have dropped about 40% from last year's highs, giving up nearly all the gains made during the past three years. Though vacancy rates have leaped from 2 percent in the third quarter of 2000 to 15% at the end of 2001, landlords are bearing only about half the pain, since nearly half the office space being offered is for sublease, meaning landlords generally are still collecting money from the original tenants. To the partnership the higher overall vacancy rates may mean that we experience greater delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures.

     As of December 31, 2001, the partnership had an average loan to value ratio computed as of the date the loan was made of 60.66%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the partnership in weathering loan delinquencies and foreclosures should they eventuate.


     The partnership's interest in land located in East Palo Alto, CA was acquired through foreclosure. The investment was previously classified as Investment in partnership in the Financial Statements and has been reclassified into Real Estate Owned. The partnership's basis of $61,837, $38,238, and $9,039 for the years ended December 31, 2001, 2000, and 1999 respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the partnership.

     The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the partnership. The general partners believe this to be a good result for the partnership.

     At the time of subscription to the partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 1999, 2000, and 2001, the partnership made distributions of earnings to limited partners after allocation of syndication costs of $490,841, $454,386, and $374,689, respectively. Distribution of Earnings to limited partners after allocation of syndication costs for the years ended December 31, 1999, 2000 and 2001 to limited partners' capital accounts and not withdrawn was $409,644, $436,759, and $438,296, respectively. As of December 31 1999, 2000 and
2001, limited partners electing to withdraw earnings represented 54%, 49% and 42% of the limited partners' capital.

     The partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the years ended December 31, 1999, 2000, and 2001, $231,025, $179,343, and $98,857 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 1999, 2000, and 2001, respectively and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 1999, 2000, and 2001, $1,205,917, $1,250,291, and $1,089,113, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year twelve (2001) is shown hereunder; which confirms the general partners theory on the liquidation habits of the limited partners:

                                            Years ended December 31,

                             Earnings             Capital
                           Liquidation          Liquidation              Total
                         ---------------       --------------        -----------

1994                          $263,206          *$340,011              $603,217

1995                          $270,760          *$184,157              $454,917

1996                          $336,341          *$722,536            $1,058,877

1997                          $399,379        *$1,212,916            $1,612,295

1998                          $456,358        *$1,400,475            $1,856,833

1999                          $490,841        *$1,436,942            $1,927,783

2000                          $454,386        *$1,429,634            $1,884,020

2001                          $374,689        *$1,187,970            $1,562,659

* These amounts represent gross of early withdrawal penalties.


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

Item 8 - Financial Statements and Supplementary Data


A-Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

o           Independent Auditors' Report
o           Balance Sheets - December 31, 2001, and December 31, 2000
o           Statements of Income for the three years ended December 31, 2001
o Statements of Changes in Partners' Capital for the three years ended December 31, 2001
o           Statements of Cash Flows for the three years ended December 31, 2001
o           Notes to Financial Statements

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                          1855 Olympic Blvd., Suite 225
                             Walnut Creek, CA 94596
                                 (925) 939-8500



                          INDEPENDENT AUDITORS' REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII
REDWOOD CITY, CALIFORNIA

     We have audited the accompanying balance sheets of REDWOOD MORTGAGE INVESTORS VII (a California Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital and cash flows for the two years then ended. These financial statements and schedules are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII as of December 31, 2001 and 2000, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                            /s/ ARMANINO McKENNA LLP






Walnut Creek, California
February 28, 2002

                        Caporicci, Cropper & Larson, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                           1575 Treat Blvd, Suite 208
                             Walnut Creek, CA 94598
                                 (925) 932-3860



                          INDEPENDENT AUDITOR'S REPORT


THE PARTNERS
REDWOOD MORTGAGE INVESTORS VII
REDWOOD CITY, CALIFORNIA

     We have audited the financial statements REDWOOD MORTGAGE INVESTORS VII (A California Limited Partnership) including the accompanying statements of income, changes in partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDWOOD MORTGAGE INVESTORS VII operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ A. Bruce Cropper
Caporicci, Cropper & Larson, LLP
(Other Auditors prior to Armanino McKenna, LLP)




Walnut Creek, California
March 15, 2000

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                           2001          2000
                                                        ----------    ----------

Cash                                                   $  389,844      $ 269,000
                                                       -----------     ---------

Loans
   Loans secured by deeds of trust, held to maturity   10,091,195     12,794,297
   Loans, unsecured                                       173,731        188,421
                                                       -----------    ----------
                                                       10,264,926     12,982,718
   Less allowance for doubtful accounts                   887,578        850,548
                                                       -----------    ----------
     Net loans                                          9,377,348     12,132,170
                                                       -----------    ----------

Interest and other receivables
   Accrued interest                                       660,551        363,321
   Advances on loans                                       50,665         29,825
                                                       -----------    ----------
     Total interest and other receivables                 711,216        393,146
                                                       -----------    ----------

Real estate owned, held for sale                          872,133        816,094
                                                       -----------    ----------

     Total assets                                    $ 11,350,541    $ 3,610,410
                                                       ===========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
   Notes payable - bank line of credit                $ 1,907,000    $ 3,500,000
   Accounts payable                                        11,295          4,102
                                                       -----------    ----------
     Total liabilities                                  1,918,295      3,504,102
                                                       -----------    ----------

Partners' capital
   Limited partners' capital, subject to redemption
     Net of formation loan receivable of $0 and
     $75,612 for 2001 and 2000, respectively            9,420,268     10,094,330
     General partners' capital                             11,978         11,978
                                                       -----------    ----------
     Total partners' capital                            9,432,246     10,106,308
                                                       -----------    ----------

     Total liabilities and  partners' capital         $11,350,541    $13,610,410
                                                       ===========    ==========





The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                    2001                2000               1999
                                                                -------------       -------------      -------------
Revenues
   Interest - deeds of trust                                    $1,172,474          $1,406,098           $1,634,416
   Interest - interest bearing accounts                              4,021               4,725                6,813
   Late charges                                                      8,495              11,219               14,367
   Other income                                                      7,391              15,922                7,649
                                                                -------------       -------------      -------------
                                                                 1,192,381           1,437,964            1,663,245
                                                                -------------       -------------      -------------

Expenses
   Mortgage servicing fees                                          94,396             110,713              127,440
   Interest on note payable - bank                                 128,224             257,640              182,350
   Clerical costs through Redwood Mortgage                          38,313              27,032               30,367
   Asset management fees                                            37,233              38,400               44,524
   Provisions for losses on loans
     and real estate acquired through foreclosure                   37,371              65,664              329,057
   Professional services                                            23,868              22,068               21,251
   Printing, supplies and postage                                    9,034              10,293               12,554
   Other                                                             2,745               6,008                5,851
                                                                -------------       -------------      -------------
                                                                   371,184             537,818              753,664
                                                                -------------       -------------      -------------
Net income                                                      $  821,197           $ 900,146            $ 909,581
                                                                =============       =============      =============

Net income:  To general partners (1%)                             $  8,212            $  9,001             $  9,096
             To limited partners (99%)                             812,985             891,145              900,485
                                                                -------------       -------------      -------------
                                                                 $ 821,197           $ 900,146            $ 909,581
                                                                =============       =============      =============

Net income per $1,000 invested by limited partners for entire period:
     -where income is reinvested and compounded                          $85                 $85                $79
                                                                =============       =============      =============

     -where partner receives income in monthly distributions             $82                 $82                $76
                                                                =============       =============      =============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                                                 GENERAL
                                                    LIMITED PARTNERS' CAPITAL                    PARTNERS'
                                                                                                  CAPITAL
                                       ----------------------------------------------------    ---------------
                                        Limited            Formation         Net Limited        General            Total
                                        Partners'            Loan             Partners'         Partners'         Partners'
                                        Accounts          Receivable           Total            Capital           Capital
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 1998            $12,190,116        $(253,387)        $11,936,729          $11,978        $11,948,707
   Collections on Formation Loan                   -            75,138             75,138                -             75,138
   Net income                                900,485                 -            900,485            9,096            909,581
   Early withdrawal penalties               (18,553)            12,750            (5,803)                -            (5,803)
   Partners' withdrawals                 (1,909,231)                 -        (1,909,231)          (9,096)        (1,918,327)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 1999            $11,162,817        $(165,499)        $10,997,318          $11,978        $11,009,296
   Collections on Formation Loan                   -            79,505             79,505                -             79,505
   Net income                                891,145                              891,145            9,001            900,146
   Early withdrawal penalties               (15,107)            10,382             (4,725)               -            (4,725)
   Partners' withdrawals                 (1,868,913)                 -         (1,868,913)         (9,001)        (1,877,914)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 2000             10,169,942          (75,612)          10,094,330          11,978         10,106,308
   Collections on Formation Loan                                71,460              71,460               -             71,460
   Net income                                812,985                 -             812,985           8,212            821,197
   Early withdrawal penalties                (7,908)             4,152             (3,756)               -            (3,756)
   Partners' withdrawals                 (1,554,751)                 -          (1,554,751         (8,212)        (1,562,963)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 2001             $9,420,268           $     0         $ 9,420,268        $ 11,978        $ 9,432,246
                                       ==============     =============    ================   =============    ===============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                                     YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                            2001                2000              1999
                                                                        --------------     ---------------    --------------
Cash flows from operating activities
  Net income                                                            $821,197               $900,146          $909,581
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision (gain) for doubtful accounts                                37,030                 25,160           332,013
    Provision for losses (gain) on real estate held for sale                  -                  40,504           (2,956)
    Early withdrawal penalty credited to income                          (3,756)                (4,725)           (5,803)

   Change in operating assets and liabilities
     Accrued interest and advances                                     (318,070)               (33,072)          (62,310)

     Accounts payable and accrued expenses                                 7,193               (28,132)            19,687

     Deferred interest on loans                                               -               (115,709)          (16,034)
                                                                        --------------     ---------------    --------------

Net cash provided by operating activities                                543,594                784,172         1,174,178
                                                                        --------------     ---------------    --------------

Cash flows from investing activities
    Principal collected on loans                                       6,123,575              5,324,620         9,314,140
    Loans made                                                       (3,065,935)            (7,112,078)        (7,716,617)
    Payments for real estate held for sale                             (449,197)               (87,392)           (14,111)
    Proceeds from sale of real estate held for sale                       38,620                 64,235            106,532
    Proceeds from unsecured loans                                         14,690                  5,082             18,956
                                                                        --------------     ---------------    --------------

Net cash provided by (used in) investing activities                    2,661,753            (1,805,533)          1,708,900
                                                                        --------------     ---------------    --------------
Cash flows from financing activities
    Net increase (decrease) in note payable-bank                     (1,593,000)              2,700,000        (1,112,663)
    Formation loan collections                                            71,460                 79,505             75,138
    Partners withdrawals                                             (1,562,963)            (1,877,914)        (1,918,327)
                                                                        --------------     ---------------    --------------

Net cash provided by (used in) financing activities                  (3,084,503)                901,591        (2,955,852)
                                                                        --------------     ---------------    --------------

Net increase (decrease) in cash                                          120,844              (119,770)           (72,774)
Cash - beginning of year                                                 269,000                388,770            461,544
                                                                        --------------     ---------------    --------------
Cash - end of year                                                      $389,844               $269,000           $388,770
                                                                        ==============     ===============    ==============


Cash payments for interest                                              $128,244               $257,640           $182,350
                                                                        ==============     ===============    ==============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the "Partnership") is a California Limited Partnership, of which the general partners are Michael R. Burwell and GYMNO Corporation, a California corporation owned and operated on an equal 50/50% basis by Michael R. Burwell and by D. Russell Burwell, a former general partner. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by Deeds of Trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. At September 30, 1992, the offering had been closed with contributed capital totaling $11,998,359 for limited partners.

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

A. Sales Commissions - Formation Loan

     Sales commissions are not paid directly by the partnership out of the offering proceeds. Instead, the partnership loans to Redwood Mortgage Corp., an affiliate of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan is referred to as the "Formation Loan". It is unsecured and non-interest bearing.

     Sales commissions ranging from 0% (Units sold by general partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the general partners that arranges and services the loans. To finance the sales commissions, the partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the partnership, provided that the formation loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The formation loan is being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). At December 31, 2001, the entire balance had been repaid. The Formation Loan, which is due from an affiliate of the general partners', had been deducted from limited partners' capital in the balance sheet. As amounts are collected from Redwood Mortgage Corp., the deduction from capital will be reduced.

B. Other Organizational and Offering Expenses

     The partnership bears its own syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs are charged against partners' capital and are being allocated to the individual partners consistent with the Partnership Agreement. Such costs were limited to 10% of the gross proceeds of the offering or $500,000 whichever was less. The general partners were to pay any amount of such expenses in excess of 10% of the gross proceeds or $500,000.

Organization costs of $10,102 and syndication costs of $415,692 were incurred by the partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the limited partners. Both the organization and syndication costs have been fully amortized and allocated to the limited partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accrual Basis

     Revenues and expenses are accounted for on the accrual basis of accounting wherein income is recognized as earned and expenses are recognized as incurred. Once a loan is categorized as impaired, interest is no longer accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the partnership's books.

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

C. Loans, Secured by Deeds of Trust

     The partnership has both the intent and ability to hold the loans to maturity, i.e., held for long-term investment. Therefore the loans are valued at cost for financial statement purposes with interest thereon being accrued by the effective interest method.

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

     At December 31, 2001 and 2000, there were loans categorized as impaired by the partnership of $889,439, and $890,597, respectively. In addition, the impaired loans have accrued interest and advances totaling $277,479 and $276,204 at December 31, 2001 and 2000, respectively. The decrease in carrying value of the impaired loans of $150,092 and $137,175 at December 31, 2001 and 2000, respectively is included in the allowance for doubtful accounts. The average recorded investment in the impaired loans was $890,018, $687,563 and $484,528 for the years ended December 31, 2001, 2000, and 1999, respectively. During the year ended December 31, 2001 and 2000, $64,987 and $44,999 was received as cash payments on these loans, respectively.

     As presented in Note 9 to the financial statements as of December 31, 2001, the average loan to appraised value of security at the time the loans were consummated at December 31, 2001 and 2000 was 60.66% and 60.69%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, such a low loan-to-value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     The partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents. The partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at December 31, 2001 and 2000, is approximately $678,630 and $69,000, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 and 2000

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of December 31, 2001 and 2000, not including real estate in process of acquisition at December 31, 2001:

                                                         December 31,
                                          --------------------------------------
                                                   2001                 2000
                                                  ------               ------
Costs of properties                            $1,252,189            $1,258,966
Reduction in value                               (380,056)             (442,872)
                                            ---------------     ----------------
Fair value reflected in financial statements     $872,133              $816,094
                                            ===============     ================

F. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Allowance for Doubtful Accounts

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans. The composition of the allowance for doubtful accounts as of December 31, 2001 and 2000 was as follows:

                                                     December 31,
                                          --------------------------------------
                                                 2001                   2000
                                                ------                -------
Impaired loans                                $150,092                $137,175
Unspecified loans                              593,500                 569,612
Unsecured loans                                143,986                 143,761
                                          ---------------       ----------------
                                              $887,578                $850,548
                                          ===============       ================

Allowance for Doubtful Accounts reconciliation:
Activity in the allowance for doubtful accounts is as follows for the years ended December 31:
                                            2001            2000         1999
                                           ------          ------        ------
Beginning Balance                        $850,548       $ 828,563      $787,042
Provision for bad debt                     37,371          25,160        72,796
Write-off of bad debt                        (341)         (3,175)      (31,275)
                                        --------------  -----------   ----------
Ending Balance                           $887,578        $850,548      $828,563
                                        ==============  ===========   ==========

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 and 2000

H. Net Income Per $1,000 Invested

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

I.  Late Fee Revenue

     The partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the year ended December 31, 2001, 2000, and 1999 late fee revenue of $8,495, $11,219, and $14,367, respectively, was recorded.


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the general partners.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. In 2001, 2000, and 1999 loan brokerage commissions paid by the borrowers were $84,137, $130,487 and $207,739, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $94,396, $110,713, and $127,440 were incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $37,233, $38,400, and $44,524 were incurred for years 2001, 2000 and 1999, respectively.

D. Other Fees

     The partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 and 2000

E. Income and Losses

     All income and losses are credited or charged to partners in relation to their respective partnership interests. The partnership interest of the general partners (combined) is a total of 1%.

F. Operating Expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the Statements of Income.

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


NOTE 4 - OTHER PARTNERSHIP PROVISIONS

A. Term of the Partnership

     The term of the partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first year. For years two through five, limited partners may withdraw their capital balance subject to the penalty provision set forth in (E) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

B. Election to Receive Monthly, Quarterly or Annual Distributions

     At subscription, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor's election to have cash distributions is irrevocable.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 and 2000

C. Profits and Losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts after 1% is allocated to the general partners.

D. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the partnership is not liquid. limited partners had no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of December 31, 2001. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

E. Guaranteed Interest Rate For Offering Period

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


NOTE 5 - LEGAL PROCEEDINGS

     The partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 and 2000

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of December 31, 2001 and 2000 were $1,907,000, and $3,500,000, respectively, and the interest rate was 5.0% (4.75% prime + .25%) at December 31, 2001. This line of credit expires May 1, 2003.The line of credit requires the Partnership to meet certain financial covenants. As of December 31, 2001, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance would be converted to a three year fully amortized loan.


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                         December 31,
                                             -----------------------------------
                                                  2001                  2000
                                             ----------               ----------

Net assets - partners' capital per
               financial statements          $9,432,246              $10,106,308

Formation loan receivable                             0                   75,612
Allowance for doubtful accounts                 887,578                  850,548
                                           ---------------          ------------
Net assets tax basis                        $10,319,824              $11,032,468
                                           ===============          ============

     In 2001 and 2000, approximately 68% and 70%, respectively, of taxable income was allocated to tax exempt organizations i.e., retirement plans. Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Loans (see note 2 (c)) had a carrying value of $10,091,195 and $12,794,297, at December 31, 2001 and 2000, respectively. The fair value of these investments of $10,107,321 and $12,792,716 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for doubtful accounts along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     The loans are secured by recorded deeds of trust. At December 31, 2001 and 2000, there were 36 and 38 loans outstanding, respectively, with the following characteristics:

                                                         2001           2000
                                                      ------------    ----------
Number of loans outstanding                                   36              38
Total loans outstanding                              $10,091,195     $12,794,297

Average loan outstanding                                 280,311         336,692
Average loan as percent of total                           2.78%           2.63%
Average loan as percent of partners' capital               2.97%           3.33%

Largest loan outstanding                               1,000,000       1,995,452
Largest loan as percent of total                           9.91%          15.60%
Largest loan as percent of partners' capital              10.60%          19.74%

Number of counties where security is
       located (all California)                               11              11

Largest percentage of loans in one county                 31.92%          29.47%
Average loan to appraised value of security
        at time loan was consummated                      60.66%          60.69%

Number of loans in foreclosure                                 2               -
Amount of loans in foreclosure                         $ 216,493         $     -

The following categories of loans are pertinent at December 31, 2001 and 2000:

                                                          December 31,
                                                  ------------------------------
                                                     2001                2000
                                                  ------------        ----------

First Trust Deeds                                $5,042,062           $8,720,986
Second Trust Deeds                                4,803,146            4,000,140
Third Trust Deeds                                   245,987               73,171
                                                 --------------       ----------
  Total loans                                    10,091,195           12,794,297
Prior liens due other lenders                     9,318,486            8,761,363
                                                 --------------       ----------
  Total debt                                    $19,409,681          $21,555,660
                                                 ==============       ==========

Appraised property value at time of loan        $31,997,080          $35,518,467
                                                 ==============       ==========

Total investments as a percent of appraisals          60.66%              60.69%
                                                 ==============       ==========

Investments by Type of Property

Owner occupied homes                                $622,435            $218,942
Non-Owner occupied homes                           1,435,444           1,644,636
Apartments                                         1,563,214           2,590,022
Commercial                                         6,470,102           8,340,697
                                                 --------------      -----------
                                                 $10,091,195         $12,794,297
                                                 ==============      ===========

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001 and 2000

Scheduled maturity dates of loans as of December 31, 2001 are as follows:

                    Year Ending
                   December 31,                  Amount
                --------------------       -------------------

                       2002                        $8,432,811
                       2003                           556,862
                       2004                           638,704
                       2005                            40,125
                       2006                           184,380
                    Thereafter                        238,313
                                           -------------------
                       Total                      $10,091,195
                                           ===================

     The scheduled maturities for 2002 above include approximately $4,945,909 in 13 loans which are past maturity at December 31, 2001. Although interest payments on most of these loans are current, $656,098 of these loans were categorized as delinquent over 90 days.

     Five loans with interest overdue in excess of 90 days and principal outstanding of $889,439 were considered impaired at December 31, 2001. That is, interest accruals are no longer recorded thereon.

     The cash balance at December 31, 2001 of $778,630 was in one bank with interest bearing balances totaling $304,467. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $678,630. The partnership's main bank is the same financial institution that has provided the partnership with the $3,500,000 limit line of credit. At December 31, 2001, draw down against this facility was $1,907,000.

Workout Agreements

     The partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of December 31, 2001. As of December 31, 2001 the partnership had approximately 17 loans under workout agreements totaling $4,569,171 of which 6 of these, totaling $1,391,163, were paid off by March 15, 2002.

NOTE 10 - COMMITMENTS & CONTINGENCIES

Construction Loans

     The partnership has construction loans, which are at various completion of the construction process at December 31, 2001. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2001, there was $42,336 of undistributed construction loan which will be funded by a combination of line-of-credit draw downs and retirement of principal on current loans.

SCHEDULE II
                         REDWOOD MORTGAGE INVESTORS VII
                        VALUATION AND QUALIFYING ACCOUNTS

Column A                Column B                     Column C                 Column D         Column E
Description             Balance at                   Additions                Deductions       Balance at
                                       --------------------------------------
                        beginning of          (1)                 (2)         Describe         End of Period
                        of period      Charged to          Charged to               (a)
                                       Costs & Expenses    Other accounts -
                                                           Describe
Year Ended
12/31/01

Deducted from
Asset accounts:

Allowance for
Doubtful accts               $850,548             $37,371                 $0           $(341)         $887,578

Cumulative
write-down of
Real Estate held
For sale (REO)               $442,872                  $0                 $0        $(62,816)         $380,056
                        -------------- ------------------- ------------------ ---------------- ----------------

Total                      $1,293,420             $37,371                 $0        $(63,157)       $1,267,634
                        ============== =================== ================== ================ ================


(a)    Represents net (loss) or net gain on loans and real estate held for sale.

SCHEDULE IV
                         REDWOOD MORTGAGE INVESTORS VII
                                LOANS ON REAL ESTATE.
                    RULE 12-29 MORTGAGE LOANS ON REAL ESTATE

Col. A   Col. B    Col. C      Col. D           Col. E            Col. F               Col. G       Col. H     Col. I       Col. J
Descp.  Interest   Final       Periodic         Prior           Face Amount           Carrying     Principal    Type      Geographic
         Rate %    Maturity    Payment          Liens            of Loans              Amount      Amount of   of Lien      County
                    Date        Terms                           (original             of Loans       Loans                  Location
                                                                  amount)                          Subject to
                                                                                                   Delinquent
                                                                                                   Principal
                                                                                                   or Interest
=======  ==== =========== ============== ================ ================== ================== ============= ======== =============
Apts     6.50%   05/01/06        $ 540.83      $ 89,904.00        $ 75,000.00       $  96,716.11    $27,582.33  2nd       Sacramento
Res     12.75%   07/01/08          370.90       236,164.00          29,700.00          19,788.47             -  2nd       San Mateo
Comm    10.00%   12/01/98        3,619.98                -         412,500.00         404,523.86             -  1st       Alameda
Comm     7.00%   12/01/03          575.74       281,250.00          49,586.38          40,560.78     28,211.26  2nd       Alameda
Comm    12.00%   02/01/99        3,420.76                -         335,638.30         335,638.30             -  1st      Santa Clara
Apts     7.00%   02/10/05          234.06        80,250.00          40,125.00          40,125.00             -  2nd    San Francisco
Comm     9.00%   05/10/02          670.52                -          83,333.33          78,557.42             -  1st          Shasta
Res      8.00%   09/18/03           87.56                -          11,932.83          11,278.10             -  1st          Sonoma
Res      8.00%   09/30/03           89.71                -          12,225.92          11,584.96             -  1st          Sonoma
Comm    12.00%   02/01/99          124.00       312,000.00          12,000.00          12,000.00             -  2nd      Santa Clara
Comm     7.00%   07/01/02        1,131.11                -         146,666.66         136,430.61             -  1st     Contra Costa
Land    11.50%   09/01/99        3,833.33                -         400,000.00         400,000.00     49,833.29  1st       Stanislaus
Land    11.50%   02/01/00        4,791.67                -         500,000.00         267,689.91             -  1st       Stanislaus
Land    11.00%   01/01/01        9,166.67       201,686.00       1,000,000.00         800,112.32             -  2nd       Stanislaus
Land    11.00%   07/01/01        9,166.67       137,737.00       1,000,000.00       1,000,000.00             -  2nd       Stanislaus
Land    11.00%   11/01/00          782.52     1,141,690.00          85,365.85          73,170.73     10,172.76  3rd       Stanislaus
Res     11.00%   11/01/04        1,238.02       553,179.00         130,000.00         128,704.27             -  2nd        San Mateo
Comm    10.25%   12/01/01       10,121.87                -       1,185,000.00         829,500.00             -  1st     Contra Costa
Comm    11.50%   03/01/02        4,165.48                -         434,659.10         434,659.10             -  1st    San Francisco
Comm    11.50%   03/01/02        4,156.03       434,659.00         565,340.92         519,886.41             -  2nd    San Francisco
Land    11.50%   07/01/01        1,753.05     1,000,000.00         182,926.83         182,926.83     22,789.65  2nd       Stanislaus
Res     12.00%   05/01/01          994.57       800,000.00          99,457.15          99,457.15             -  2nd          Placer
Apts    12.00%   05/01/01       19,680.91                -       2,010,689.63         954,488.35             -  1st    San Francisco
Apts    12.00%   08/01/03        4,400.00                -         720,000.00         440,000.00     26,400.00  1st    San Francisco
Apts    12.50%   04/01/02          119.83       440,000.00          31,884.05          31,884.04      1,660.65  2nd    San Francisco
Comm    13.00%  11/01/02         2,220.84       310,381.00         205,000.00         204,866.75             -  2nd         Alameda
Comm    10.00%   12/01/03          470.70                -          53,636.36          53,437.79      1,882.80  1st       Stanislaus
Comm    10.00%   12/01/01          104.60        82,723.00          11,919.19          11,868.04             -  2nd       Stanislaus
Land    12.00%   12/01/01        3,307.50                -         330,750.00         330,750.00             -  1st      Santa Clara
Res     13.00%   05/01/01          922.48       899,457.00          85,151.67          85,151.67             -  3rd          Placer
Res     12.00%   03/01/06          809.59       674,532.00         130,000.00          87,664.17             -  3rd        San Mateo
Comm    10.00%   07/01/11        1,994.94                -         219,537.50         218,523.85             -  1st      Santa Clara
Res     10.50%   09/01/02        7,000.00       428,571.00         800,000.00         800,000.00             -  2nd    San Francisco
Res     12.00%   09/01/04        3,750.00       488,053.00         375,000.00         375,000.00             -  2nd      Los Angeles
Res     12.00%   09/01/02        4,392.50       726,250.00         439,250.00         439,250.00             -  2nd      Santa Clara
Land     8.00%   12/01/04          900.00                -         135,000.00         135,000.00             -  1st       Sacramento
                              -----------      -----------     --------------      -------------    -----------
                              $111,108.94    $9,318,486.00     $12,339,276.67     $10,091,194.99    $168,532.74
                              ===========      ===========     ==============      =============    ===========

     Notes: Loans classified as `impaired loans' had principal balances totaling $889,439 at December 31, 2001. Impaired loans are defined as loans where the costs of related balances exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon.

     Amounts reflected in column G (carrying amount of loans) represents both costs and the tax basis of the loans.

SCHEDULE IV

Reconciliation of carrying amount (cost) of loans at close of periods

                                           Year ended December 31,
                                 -----------------------------------------------

                                          2001             2000            1999
                                      ---------         --------         -------

Balance at beginning of year         $12,794,297     $11,011,660     $13,209,186
                                      ---------      -----------     -----------
Additions during period:
New loans                              3,065,934       7,112,078       7,716,617
Other                                    354,538               -               -
                                      ----------     -----------     -----------
          Total Additions              3,420,472       7,112,078       7,716,617
                                      ----------     -----------     -----------

Deduction during period:
Collections of principal               6,123,574       5,324,620       9,314,140
Foreclosures                                   -         400,002               -
Cost of loans sold                             -               -               -
Amortization of Premium                        -               -               -
Other                                          -           4,821         200,001
                                      ----------      -----------     ----------
         Total Deductions              6,123,574       5,329,441       9,914,143
                                      -----------     -----------     ----------

Balance at close of year             $10,091,195     $12,794,297     $11,011,660
                                      ===========     ===========     ==========


Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Bruce and/or John Cropper (the Croppers) have been providing audit and accounting services to this partnership for over 17 years. They have been providing auditing and accounting services to the partnership for the past 13 years through the following CPA firms: 1989-1998 - Parodi & Cropper, CPA's; 1999
- Caporicci, Cropper & Larson, LLP and 2000-2001 - Armanino McKenna LLP. Bruce and John Cropper were shareholders in Cropper Accountancy Corp. through December 31, 2000.

     Cropper Accountancy was a partner in the firm of Parodi & Cropper from 1989 until April of 1998. In May of 1998, Cropper Accountancy Corp., formed a partnership with Caporicci & Larson creating a new firm, Caporicci, Cropper & Larson, LLP with offices in Irvine and Walnut Creek, California. The Parodi & Cropper firm was dissolved.

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

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

     The partnership has no officers or directors. Rather, the activities of the partnership are managed by the two general partners of which one individual is Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, on an equal (50-50%) basis.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2001. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving           Description of Compensation
Compensation                  and Services Rendered                    Amount
------------------     -------------------------------------      --------------

I.Redwood Mortgage     Mortgage Servicing Fee for servicing loans       $ 94,396
    Corp.

General Partners       Asset Management Fee for managing assets......... $37,233
&/or Affiliates

General Partners       1% interest in profits...........................  $8,212

General Partners       Portion of early withdrawal penalties applied
&/or Affiliates        to reduce Formation Loan.......................    $4,151

II.FEES PAID BY BORROWERS ON LOANS PLACED  BY COMPANIES  RELATED TO THE GENERAL
  PARTNERS WITH THE  PARTNERSHIP  (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage    Mortgage  Brokerage Commissions  for  services in connection
Corp.               with  the  review,  selection,  evaluation, negotiation, and extension of the loans paid by  the borrowers and not by the
                    partnership.......................................   $84,137

Redwood Mortgage    Processing  and Escrow Fees or  services  in connection with
Corp.               notary,  document  preparation,  credit  investigation,  and escrow fees payable by the borrowers and not by the partner-
                    ship..............................................    $2,714

Gymno Corporation
Inc.                Reconveyance Fee..................................      $957


III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED
     IN THE STATEMENT OF INCOME                              $ 38,313

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The general partners are to own a combined total of 1% of the partnership in-cluding a 1% portion of income and losses.

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

B........Reports of Form 8-K.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of March 2002.

REDWOOD MORTGAGE INVESTORS VII

By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner

          By:     /S/ Michael R. Burwell
                  -----------------------------------
                  Michael R. Burwell, President,
                  Secretary & Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 26th day of March 2002.

Signature                              Title                          Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                 General Partner                March 26, 2002


/S/ Michael R. Burwell
------------------------
Michael R. Burwell          President, Secretary & Chief          March 26, 2002
                             Financial Officer of Gymno
                             Corporation (Principal Financial
                                and Accounting Officer);
                             Director of Gymno Corporation