Form 10-Q
period 2002-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2002-05-15
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Period Ended                                March 31, 2002
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

YES                     NO                       NOT APPLICABLE              X
-------------------     -----------------        -------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
           MARCH 31, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS
                                                 March 31,         December 31,
                                                    2002                2001
                                             ----------------    ---------------
                                                   (unaudited)         (audited)

Cash                                            $  308,148            $  389,844
                                             ----------------    ---------------

Loans
   Loans, secured by deeds of trust,
    held to maturity                             9,899,551            10,091,195
   Loans, unsecured                                139,563               173,731
                                             ----------------    ---------------
                                                10,039,114            10,264,926
   Less allowance for loan losses                (971,187)             (887,578)
                                             ----------------    ---------------
     Net loans                                   9,067,927             9,377,348
                                             ----------------    ---------------

Interest and other receivables
   Accrued interest                                476,046               660,551
   Advances on loans                                22,817                50,665
                                             ----------------    ---------------
     Total interest and other receivables          498,863               711,216
                                             ----------------    ---------------

Real estate owned, held for sale                   671,367               872,133
                                             ----------------    ---------------

     Total assets                             $ 10,546,305          $ 11,350,541
                                             ================    ===============

                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities
   Notes payable - bank line of credit          $ 1,207,000          $ 1,907,000
   Accounts payable                                  43,263               11,295
                                           ----------------     ----------------
     Total liabilities                            1,250,263            1,918,295
                                           ----------------     ----------------

Partners' capital
   Limited partners' capital, subject to
     redemption                                   9,284,064            9,420,268

   General partners' capital                         11,978               11,978
                                           ----------------     ----------------
     Total partners' capital                      9,296,042            9,432,246
                                           ----------------     ----------------

     Total liabilities and  partners'
       capital                                  $10,546,305          $11,350,541
                                           ================     ================





The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED MARCH 31, 2002 and MARCH 31, 2001 (unaudited)


                                               THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------
                                                 2002                  2001
                                            --------------        --------------
Revenues
   Interest - on loans                            $373,030              $346,349
   Interest - interest bearing accounts              1,085                    37
   Late charges                                      4,500                   674
   Other income                                     11,307                 2,001
                                            --------------        --------------
                                                   389,922               349,061
                                            --------------        --------------

Expenses
   Mortgage servicing fees                          51,667                21,071
   Interest on note payable - bank                  22,227                72,771
   Clerical costs through Redwood Mortgage Corp.     8,014                10,501
   Asset management fees                             8,881                 9,587
   Provisions for losses on loans
     and real estate acquired through foreclosure   83,609                     -
   Professional services                            16,235                20,848
   Printing, supplies and postage                    1,235                 1,310
   Other                                             1,423                 1,488
                                            --------------        --------------
                                                   193,291               137,576
                                            --------------        --------------

Net income                                        $196,631              $211,485
                                            ==============        ==============

Net income:  To general partners (1%)             $  1,966              $  2,115
             To limited partners (99%)             194,665               209,370
                                            --------------        --------------
                                                  $196,631              $211,485
                                            ==============        ==============

Net income per $1,000 invested by limited
    partners for entire period:
  -where income is reinvested and
      compounded                                       $21                   $21
                                            ==============        ==============

  -where partner receives income in
      monthly distributions                            $21                   $20
                                            ==============        ==============






The accompanying notes are an integral part of these financial statements.



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 2001, and 2000 (audited)
              and THE THREE MONTHS ENDED MARCH 31,2002 (unaudited)

                                                                                                 GENERAL
                                                                                                PARTNERS'
                                                    LIMITED PARTNERS' CAPITAL                    CAPITAL
                                       ----------------------------------------------------   -------------

                                          Limited          Formation         Net Limited        General            Total
                                         Partners'            Loan         Partners' Total     Partners'         Partners'
                                         Accounts          Receivable                           Capital           Capital
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 1999            $11,162,817        $(165,499)        $10,997,318          $11,978        $11,009,296

   Collections on Formation Loan                   -            79,505             79,505                -             79,505

   Net income                                891,145                              891,145            9,001            900,146

   Early withdrawal penalties               (15,107)            10,382             (4,725)               -            (4,725)

   Partners' withdrawals                 (1,868,913)                 -         (1,868,913)         (9,001)        (1,877,914)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 2000             10,169,942          (75,612)          10,094,330          11,978         10,106,308

   Collections on Formation Loan                                71,460              71,460               -             71,460

   Net income                                812,985                 -             812,985           8,212            821,197

   Early withdrawal penalties                (7,908)             4,152             (3,756)               -            (3,756)

   Partners' withdrawals                 (1,554,751)                 -         (1,554,751)         (8,212)        (1,562,963)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at December 31, 2001              9,420,268                 0           9,420,268          11,978          9,432,246

   Net income                                194,665                 -             194,665           1,966            196,631

   Early withdrawal penalties                (2,663)                 -             (2,663)               -            (2,663)

   Partners' withdrawals                   (328,206)                 -           (328,206)         (1,966)          (330,172)
                                       --------------     -------------    ----------------   -------------    ---------------

Balances at March 31, 2002                $9,284,064                $0         $ 9,284,064        $ 11,978        $ 9,296,042
                                       ==============     =============    ================   =============    ===============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001(unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------
                                                  2002                   2001
                                              -------------        -------------
Cash flows from operating activities
  Net income                                  $   196,631             $  211,485
  Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision (gain) for loan losses               83,609                      -

    Early withdrawal penalty credited to income   (2,663)                (1,126)
   Change in operating assets and liabilities
     Accrued interest and advances                176,332               (89,207)
     Accounts payable and accrued expenses         13,040                  7,347
                                             -------------        --------------

Net cash provided by operating activities         466,949                128,499
                                             -------------        --------------
Cash flows from investing activities
    Principal collected on loans                1,040,727              3,336,295
    Loans made                                  (563,714)            (1,336,373)
    Payments for real estate held for sale        (1,801)               (71,590)
    Proceeds from sale of real estate held
      for sale                                      2,565                 31,689
    Proceeds from unsecured loans                   3,750                  3,697
                                             -------------        --------------

Net cash provided by investing activities         481,527              1,963,718
                                             -------------        --------------
Cash flows from financing activities
    Net decrease in note payable-bank           (700,000)            (1,600,000)
    Formation loan collections                          -                 19,498
    Partners withdrawals                        (330,172)              (426,701)
                                             -------------        --------------

Net cash used in financing activities         (1,030,172)            (2,007,203)
                                             -------------        --------------

Net increase (decrease) in cash                  (81,696)                 85,014

Cash - beginning of year                          389,844                269,000
                                             -------------        --------------

Cash - end of year                             $  308,148             $  354,014
                                             =============        ==============

Cash payments for interest                      $  22,227              $  72,771
                                             =============        ==============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


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

A. Sales Commissions - Formation Loan

     Sales commissions were not paid directly by the Partnership out of the offering proceeds. Instead, the Partnership loans to Redwood Mortgage Corp., an affiliate of the general partners, amounts to pay all sales commissions and amounts payable in connection with unsolicited orders. This loan was referred to as the "Formation Loan". It was unsecured and non-interest bearing.

     Sales commissions ranging from 0% (Units sold by general partners) to 10% of the gross proceeds were paid by Redwood Mortgage Corp., an affiliate of the general partners that arranges and services the loans. To finance the sales commissions, the Partnership was authorized to loan to Redwood Mortgage Corp. an amount not to exceed 8.3% of the gross proceeds invested in the Partnership, provided that the formation loan for the minimum offering period could be 10% of the gross proceeds for the minimum offering period. The formation loan was being repaid, without interest, in ten installments of principal, over a ten-year period commencing January 1, 1992. At December 31, 1992, Redwood Mortgage Corp. had borrowed $914,369 from the Partnership to cover sales commissions relating to $11,998,359 limited partner contributions (7.62%). At December 31, 2001, the entire balance had been repaid. The Formation Loan, which was due from an affiliate of the general partners', had been deducted from limited partners' capital in the balance sheet. As amounts were collected from Redwood Mortgage Corp., the deduction from capital was reduced.

B. Other Organizational and Offering Expenses

     The Partnership paid its syndication costs, other than certain sales commissions, including legal and accounting expenses, printing costs, selling expenses, and filing fees. Syndication costs were charged against partners' capital and are being allocated to the individual partners consistent with the Partnership Agreement. Such costs were limited to 10% of the gross proceeds of the offering or $500,000 whichever was less. The general partners were to pay any amount of such expenses in excess of 10% of the gross proceeds or $500,000.

     Organization costs of $10,102 and syndication costs of $415,692 were incurred by the Partnership. The sum of organization and syndication costs, $425,794, approximated 3.55% of the gross proceeds contributed by the limited partners. Both the organization and syndication costs have been fully amortized and allocated to the limited partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)


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

B. Management Estimates

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, and the valuation of real estate acquired through foreclosure. Actual results could differ significantly from these estimates.

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

     At March 31, 2002, December 31, 2001 and 2000, there were loans categorized as impaired by the Partnership of $335,454, $889,439, and $890,597, respectively. In addition, the impaired loans have accrued interest and advances totaling $18,230, $277,479 and $276,204 at March 31, 2002, December 31, 2001 and
2000, respectively. The decrease in carrying value of the impaired loans of $38,634, $150,092 and $137,175 at March 31, 2002, December 31, 2001 and 2000,
respectively is included in the allowance for loan losses. The average recorded investment in the impaired loans was $612,447, $890,018, and $687,563 for the three months ended March 31, 2002, and for the years ended December 31, 2001, and 2000, respectively. During the quarter ended March 31, 2002, and the years ended December 31, 2001 and 2000, $0, $64,987 and $44,999 was received as cash payments on these loans, respectively.

     As presented in Note 9 to the financial statements as of March 31, 2002, the average loan to appraised value of security at the time the loans were consummated at March 31, 2002, December 31, 2001 and 2000 was 62.65%, 60.66% and 60.69%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, such a low loan-to-value ratio has the tendency to minimize reductions for impairment.

D. Cash and Cash Equivalents

     The Partnership considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents. The Partnership maintains deposits in financial institutions that are in excess of amounts that would be covered by federal insurance. The maximum amount of loss based upon the deposits held in the bank that could result from this risk at March 31, 2002, December 31, 2001 and 2000, is approximately $397,310, $678,630 and $69,000, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

E. Real Estate Owned, Held for Sale

     Real estate owned, held for sale, includes real estate acquired through foreclosure, and is stated at the lower of the recorded investment in the property, net of any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of March 31, 2002, December 31, 2001 and 2000, not including real estate in process of acquisition at March 31, 2002:

                                March 31,                  December 31,
                             --------------     --------------------------------
                                  2002               2001               2000
                             --------------     -------------      -------------

Costs of properties              $1,020,562        $1,252,189         $1,258,966
Reduction in value                (349,195)         (380,056)          (442,872)
                             --------------     -------------      -------------
Fair value reflected in
  financial statements            $ 671,367         $ 872,133          $ 816,094
                             ==============     =============      =============

F. Income Taxes

     No provision for Federal and State income taxes is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for bad debt to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest and advances on loans. The composition of the allowance for loan losses as of March 31, 2002, December 31, 2001 and 2000 was as follows:

                              March 31,                  December 31,
                          ---------------     --------------------------------
                               2002               2001               2000
                          ---------------     -------------      -------------
Impaired loans                  $  38,634         $ 150,092          $ 137,175
Unspecified loans                 792,990           593,500            569,612
Unsecured loans                   139,563           143,986            143,761
                          ---------------     -------------      -------------
                                $ 971,187         $ 887,578          $ 850,548
                            ===============     =============      =============

Allowance for loan losses reconciliation:
Activity in the allowance for loan losses is as follows for three months through March 31, 2002 and for the years ended December 31:

                                March 31,                  December 31,
                            ---------------     --------------------------------
                                  2002               2001               2000
                            ---------------     -------------      -------------
Beginning Balance                  $887,578          $850,548           $828,563
-----------------
Provision for bad debt               83,609            37,371             25,160
Write-off of bad debt                     -             (341)            (3,175)
                            ---------------     -------------      -------------
Ending Balance                     $971,187          $887,578           $850,548
                            ===============     =============      =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

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

I.  Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the three months ended March 31, 2002, and for the years ended December 31, 2001, and 2000, late fee revenue of $4,500, $8,495, and $11,219, respectively, was recorded.


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the general partners.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For three months through March 31, 2002, and for the years 2001, and 2000, loan brokerage commissions paid by the borrowers were $3,900, $84,137, and $130,487, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $51,667, $94,396, and $110,713, were incurred for three months through March 31, 2002, and for the years ended December 31, 2001, and 2000, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $8,881, $37,233, and $38,400, were incurred for three months through March 31, 2002, and for the years 2001, and 2000, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

E. Income and Losses

     All income and losses are credited or charged to partners in relation to their respective partnership interests. The Partnership interest of the general partners (combined) is a total of 1%.

F. Operating Expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the three months tthrough March 31, 2002, and for the years 2001 and 2000, clerical costs totaling $8,014, $38,313, and $27,032, respectively, were reimbursed to Redwood Mortgage Corp. Such reimbursements are reflected as expenses in the Statements of Income.

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


NOTE 4 - OTHER PARTNERSHIP PROVISIONS

     The Partnership is a California limited Partnership. The rights, duties and powers of the general and limited partners of the Partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

     The general partners are in complete control of the Partnership business, subject to the voting rights of the limited partners on specified matters. Any one of the general partners acting alone has the power and authority to act for and bind the Partnership.

     A majority of the outstanding limited partnership interests may, without the permission of the general partners, vote to: (i) terminate the Partnership,
(ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the Partnership and (iv) remove or replace one or all of the general partners.

     The approval of all limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

A. Term of the Partnership

     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. The provisions provide for no capital withdrawal for the first year. For years two through five, limited partners may withdraw their capital balance subject to the penalty provision set forth in (D) below. Thereafter, investors have the right to withdraw over a five-year period, or longer.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

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

D. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of March 31, 2002. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period was permitted only upon the terms set forth above.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of March 31, 2002, December 31, 2001 and 2000 were $1,207,000, $1,907,000, and $3,500,000, respectively, and the interest rate was 5.0% (4.75% prime + .25%) at March 31, 2002. This line of credit expires May 1, 2003. The line of credit requires the Partnership to meet certain financial covenants. As of March 31, 2002, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance would be converted to a three year fully amortized loan.

NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                      March 31,           December 31,
                                    ------------   -----------------------------
                                        2002           2001            2000
                                    ------------   ------------    -------------

Net assets - partners' capital per
   financial statements              $9,296,042      $9,432,246      $10,106,308

Formation loan receivable                     -               -           75,612
Allowance for loan losses               971,187         887,578          850,548
                                    ------------   -------------   -------------
Net assets tax basis                $10,267,229     $10,319,824      $11,032,468
                                    ============   =============   =============

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

     (b) Loans (see note 2 (c)) had a carrying value of $9,899,551, $10,091,195 and $12,794,297, at March 31, 2002, December 31, 2001 and 2000, respectively. The fair value of these investments of $9,508,059, $10,107,321 and $12,792,716 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

The loans are secured by recorded deeds of trust. At March 31, 2002 and at December 31, 2001 and 2000, there were 34, 36 and 38 loans outstanding, respectively, with the following characteristics:

                                                                             March 31,                December 31,
                                                                            -------------     -----------------------------
                                                                                2002              2001           2000
                                                                            -------------     -------------- --------------
Number of loans outstanding                                                           34                 36             38
Total loans outstanding                                                       $9,899,551        $10,091,195    $12,794,297

Average loan outstanding                                                         291,163            280,311        336,692
Average loan as percent of total                                                   2.94%              2.78%          2.63%
Average loan as percent of partners' capital                                       3.13%              2.97%          3.33%

Largest loan outstanding                                                       1,000,000          1,000,000      1,995,452
Largest loan as percent of total                                                  10.10%              9.91%         15.60%
Largest loan as percent of partners' capital                                      10.76%             10.60%         19.74%

Number of counties where security is located (all California)                         12                 11             11

Largest percentage of loans in one county                                         32.54%             31.92%         29.47%
Average loan to appraised value of security at time loan was consummated          62.65%             60.66%         60.69%

Number of loans in foreclosure                                                         2                  2              -
Amount of loans in foreclosure                                                  $986,372          $ 216,493        $     -

The following categories of loans are pertinent at March 31, 2002, December 31, 2001 and 2000:

                                                               March 31,                      December 31,
                                                            ----------------      --------------------------------------
                                                                 2002                  2001                   2000
                                                            ----------------      ----------------       ---------------
First Trust Deeds                                               $ 5,140,449           $ 5,042,062           $ 8,720,986
Second Trust Deeds                                                4,505,664             4,803,146             4,000,140
Third Trust Deeds                                                   253,438               245,987                73,171
                                                            ----------------      ----------------       ---------------
  Total loans                                                     9,899,551            10,091,195            12,794,297
Prior liens due other lenders                                     8,347,243             9,318,486             8,761,363
                                                            ----------------      ----------------       ---------------
  Total debt                                                    $18,246,794           $19,409,681           $21,555,660
                                                            ================      ================       ===============
Appraised property value at time of loan                        $29,126,975           $31,997,080           $35,518,467
                                                            ================      ================       ===============
Total investments as a percent of appraisals                         62.65%                60.66%                60.69%
                                                            ================      ================       ===============
Investments by Type of Property

Owner occupied homes                                             $  824,184            $  622,435            $  218,942
Non-Owner occupied homes                                            996,155             1,435,444             1,644,636
Apartments                                                        1,563,213             1,563,214             2,590,022
Commercial                                                        6,515,999             6,470,102             8,340,697
                                                            ----------------      ----------------       ---------------
                                                                $ 9,899,551           $10,091,195           $12,794,297
                                                            ================      ================       ===============


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2002 (unaudited)

Scheduled maturity dates of loans as of March 31, 2002 are as follows:

                 Year Ending
                December 31,                  Amount
              ------------------        --------------------

                    2002                         $6,642,407
                    2003                            516,223
                    2004                            833,528
                    2005                             40,125
                    2006                            191,831
                 Thereafter                       1,675,437
                                        --------------------
                    Total                       $ 9,899,551
                                        ====================

     The scheduled maturities for 2002 above include approximately $4,549,852 in 10 loans which are past maturity at March 31, 2002. Although interest payments on most of these loans are current, $954,488 of these loans were categorized as delinquent over 90 days.

     Three loans with principal outstanding of $335,454 were considered impaired at March 31, 2002. That is, interest accruals are no longer recorded thereon.

     The cash balance per bank statement at March 31, 2002 of $497,310 was in one bank with interest bearing balances totaling $144,067. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $397,310. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At March 31, 2002, draw down against this facility was $1,207,000.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of March 31, 2002. As of March 31, 2002 the Partnership had approximately 11 loans under workout agreements totaling $3,178,001.



                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 (unaudited

NOTE 10:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------   -------------
Revenues
      2002                                       $ 389,922               -                -               -                -
      2001                                       $ 349,061         291,342          261,312         290,666        1,192,381
      2000                                       $ 307,831         356,247          362,586         411,300        1,437,964

Expenses
      2002                                       $ 193,291               -                -               -                -
      2001                                       $ 137,576          84,453           58,231          90,924          371,184
      2000                                        $ 74,265         128,581          140,617         194,355          537,818

Net income allocated to general partners
      2002                                        $  1,966               -                -               -                -
      2001                                        $  2,115           2,069            2,031           1,997            8,212
      2000                                        $  2,336           2,276            2,220           2,169            9,001

Net income allocated to limited partners
      2002                                       $ 194,665               -                -               -                -
      2001                                       $ 209,370         204,820          201,050         197,745          812,985
      2000                                       $ 231,230         225,390          219,749         214,776          891,145

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                         $    21               -                -               -                -
      2001                                         $    21          $   21           $   21          $   22           $   85
      2000                                         $    21          $   21           $   21          $   22           $   85

      Withdrawn
      2002                                         $    21               -                -               -                -
      2001                                         $    20          $   20           $   20          $   22           $   82
      2000                                         $    20          $   21           $   20          $   21           $   82



NOTE 11:  RECENT PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Partnership will adopt SFAS No. 144 in fiscal year 2002. Management does not feel that the adoption of this standard will have a material effect on the Partnership's results of operations or financial position.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for bad debt to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements

     Some of the information in Form 10-Q may contain forward looking statements. Uses of words such as "will", "may". "anticipate", "estimate", "continue", or other forward looking words, discuss future expectations or predictions. The foregoing analysis of year 2002 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     On September 30, 1992, the Partnership had sold 119,983.59 units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in units of $100 each. As of that date, the offering was formally closed. At March 31, 2002, Partners' Capital totaled $9,296,042.

     At March 31, 2002, the Partnership loans outstanding totaled $9,899,551. This represents a decline of $191,644 from the December 31, 2001 loans balance and $2,894,746 from the December 31, 2000 loans balance. This reduction in loans outstanding as of March 31, 2002 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the limited partners of $328,206 and $1,554,751 and paydown the credit line $700,000 and $1,593,000 during three months through March 31, 2002, and twelve months through December 31, 2001 and partial reduction in line of credit balance by $2,293,000. The Partnership began funding loans on December 27, 1989, and as of March 31, 2002, had credited the partners' accounts with income at an average annualized (compounded) yield of 7.86%.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut being December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as  prepayments  occur,  we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent (8.00% - 9.00%) in 2002.

     The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of March 31, 2002, the prime rate was 4.75% and the line of credit rate was 5.0%. As of March 31, 2002, December 31, 2001, and December 31, 2000, the balances were $1,207,000, $1,907,000, and $3,500,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership. As of March 31, 2002, the Partnership is current with its interest payments on the line of credit. For the years ended December 31, 2000, and 2001, and three month period ended March 31, 2002, interest paid was $257,640, $128,224, and $22,227, respectively. The somewhat lower interest paid in 2001 and 2002 is reflective of both a lower than average credit line usage and the lower existing interest rate.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Loan servicing fees in 1999 were $127,440, in 2000 were $110,713, in 2001 were $94,396, and during three months through March 31, 2002 were $51,667. These loan servicing fees were declining as the outstanding mortgage loan portfolio balances declined except for the quarter ended March 31, 2002 when the Partnership collected some borrower payments which were in arrears and hence paid the loan servicing fees to Redwood Mortgage Corp. Asset Management Fees were $38,400, $37,233, and $8,881 for the years ended December 31, 2000, and 2001, and during three months through March 31, 2002, respectively. The Asset Management Fee is declining as the Partnership distributes partners' capital.

     All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Loan Losses and losses on Real Estate Acquired Through Foreclosure each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2002 we have commenced foreclosure proceedings against two loans. Of these two loans, one has entered into a workout agreement in which monthly payments are being made. Management provided $65,664, $37,371, and $83,609, as provisions for loan losses for the years ended December 31, 2000, and 2001, and three months through March 31, 2002, respectively. The provision for loan losses was decreased by $263,393 to $65,664 in 2000, and by $28,293 to $37,371 in 2001. As a prudent guard against potential losses, the Partnership increased the provision for loan losses to $83,609 for the quarter ended March 31, 2002. The total cumulative provision for loan losses as of March 31, 2002 is $971,187 and is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     The Partnership makes loans primarily in Northern California. As of March 31, 2002, approximately 65.51%, ($6,485,539) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     The Northern California residential real estate market and particularly the San Francisco Bay Area residential real estate market experienced increases in values of over 10% in 1999 and 2000, respectively. In 2001, the residential real estate marketplace slowed, this has resulted in longer listing and transaction times and lower market prices in some segments. In spite of the U.S. recession, the California Association of Realtors reported that in March 2002 the statewide median home price had reached its highest point ever of $305,940 up 18.8% from a year earlier and 6.3% higher than in February 2002. It also reported that overall volume of pre-owned home sales surged 13.1% from the year earlier. In spite of these numbers the general partners believe that lower-end and mid-priced homes have continued to increase in value, although at a reduced rate from 2000, while high end homes have decreased in value compared to 2001. This situation is showing some signs of a turnaround. Inventories of homes available for sale have decreased sharply from their highs in the spring of 2001. For example, the supply of "for sale" homes, condominiums and townhomes in Santa Clara County peaked the week of May 25, 2001, at more than 5,700, according to Coldwell Banker Northern California statistics. As of January 18, 2002, fewer than 2,500 homes were "for sale" countywide. Other counties in the San Francisco Bay Area offer similar statistics. The number of single-family home sales in Santa Clara County was 962 for December 2001 which is the greatest number of homes sold since records became public in 1984. In Santa Clara County, the median home price hit $535,000 in March 2002, up 1.9% from February but down 5.3% from March, 2001. The reduction in inventories and the strong sales may indicate that the buyer's market that prevailed throughout most of 2001 may be coming to an end and may indicate that a recovery is underway. A stabilization of residential home prices or a recovery in home prices is good for the Partnership since it depends more heavily than banks and other similar credit type lenders on the value of a property.

     Commercial  property  vacancy  rates have  continued  to climb with the San
Francisco Bay Area office market surpassing 15% as a whole according to BT Commercial Real Estate and Grubb and Ellis Co. As a result, rents have dropped about 40% from last year's highs, giving up nearly all the gains made during the past three years. Though vacancy rates have leaped from 2 percent in the third quarter of 2000 to 15% at the end of 2001, landlords are bearing only about half the pain, since nearly half the office space being offered is for sublease, meaning landlords generally are still collecting money from the original tenants. To the Partnership, the higher overall vacancy rates may mean that it experiences greater delinquencies in its commercial portion of the portfolio if landlord's existing leases expire or space becomes available through business failures.

     As of March 31, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 62.65%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The  Partnership's  interest  in land  located  in East Palo  Alto,  CA was acquired through foreclosure. The investment was previously classified as Investment in Partnership in the Financial Statements and has been reclassified into Real Estate Owned. The Partnership's basis of $60,841, $61,837, and
$38,238, for the three months through March 31, 2002, and for the years ended December 31, 2001, and 2000, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The general partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three months through March 31, 2002, and the years ended December 31, 2001 and 2000, the Partnership made distributions of earnings to limited partners after allocation of syndication costs of $80,447, $374,689, and $454,386, respectively. Distribution of Earnings to limited partners after allocation of syndication costs for three months through March 31, 2002, and for the years ended December 31, 2001 and 2000 to limited partners' capital accounts and not withdrawn was $114,218, $438,296, and $436,759, respectively. As of December 31 2001 and 2000, limited partners electing to withdraw earnings represented 42% and 49% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the three months through March 31, 2002, and the years ended December 31, 2001 and 2000, and $33,291, $98,857, and $179,343, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.

     In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 1999, 2000, 2001, and March 31, 2002, respectively and is expected by the general partners to commonly occur at these levels.

     Additionally, for the years ended December 31, 2000, 2001, and three months through March 31, 2002, $1,250,291, $1,089,113, and $217,131, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

     Actual liquidation of both capital and earnings from year five (1994) through year twelve (2001) and three months through March 31, 2002, is shown hereunder; which confirms the general partners theory on the liquidation habits of the limited partners:

                                      Years ended December 31,

                             Earnings            Capital
                           Liquidation         Liquidation             Total
                         ---------------     ---------------      --------------

       1994                     $263,206           *$340,011            $603,217

       1995                     $270,760           *$184,157            $454,917

       1996                     $336,341           *$722,536          $1,058,877

       1997                     $399,379         *$1,212,916          $1,612,295

       1998                     $456,358         *$1,400,475          $1,856,833

       1999                     $490,841         *$1,436,942          $1,927,784

       2000                     $454,386         *$1,429,634          $1,884,020

       2001                     $374,689         *$1,187,970          $1,562,659

3 months to March 31, 2002      $80,447            *$250,422            $330,869

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the three months ended March 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation       Description of Compensation and Services Rendered     Amount
--------------------------------------------------------------------------------

I. Redwood Mortgage   Loan Servicing Fee for servicing loan . . .        $51,667
   Corp.

   General Partners   Asset Management Fee for managing assets . .        $8,881
    &/or Affiliates

   General Partners   1% interest in profits . . . . . . . . . . .        $1,966
                            . . . . . . . . .




     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

  Redwood Mortgage    Mortgage Brokerage Commissions for services in connection
  Corp.               with the review, selection, evaluation, negotiation, and
                      extension of the loan paid by the borrowers and not by the
                      Partnership  .  . . . . . . . . . . . . . .         $3,900

  Redwood Mortgage    Processing and Escrow Fees for services in connection with
  Corp.               notary, document preparation, credit investigation, and
                      escrow fees payable by the borrowers and not by the
                      Partnership . . . . . . . . . . . . . . . .           $450
  Gymno Corporation
  Inc.                Reconveyance Fee . . . . . . . . . . . . .            $125

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME. . . . . . . . . . . . . . . . . . . . . . .          $8,014

                   LOAN PORTFOLIO SUMMARY AS OF MARCH 31, 2002

                             Partnership Highlights


Loan to Value Ratios

First Trust Deeds                                                $5,140,449.01
Appraised Value of Properties *                                   8,267,090.00
   Total Investment as a % of Appraised Value                           62.18%

First Trust Deed Loans                                           $5,140,449.01
Second Trust Deed Loans                                           4,505,664.11
Third Trust Deed Loans                                              253,437.69
                                                             ------------------
                                                                 $9,899,550.81

First Trust Deeds due other Lenders                               6,869,147.00
Second Trust Deeds due other Lenders                              1,478,096.00
                                                             ------------------

Total Debt                                                      $18,246,793.81
                                                             ==================

   Appraised Property Value *                                   $29,126,975.00
                                                             ==================
   Total Investment as a % of Appraised Value                           62.65%

Number of Loans Outstanding                                                 34

Average Investment                                                 $291,163.26
Average Investment as a % of total loans                                 2.94%
Largest Investment Outstanding                                   $1,000,000.00
Largest Investment as a % of total loans                                10.10%

Loans as a Percentage of Total Loans

First Trust Deed Loans                                                  51.93%
Second Trust Deed Loans                                                 45.51%
Third Trust Deed Loans                                                   2.56%
                                                              -----------------
Total                                                                  100.00%

Loans by Type of Property                  Amount                   Percent

Owner Occupied Homes                    $ 824,183.62                     8.33%
Non Owner Occupied Homes                  996,155.04                    10.06%
Apartments                              1,563,213.50                    15.79%
Commercial                              6,515,998.65                    65.82%
                                    -----------------         -----------------
Total                                  $9,899,550.81                   100.00%

Statement of Conditions of Loans
         Number of loans in Foreclosure              2



*Values used are the appraisal values utilized at the time the loan was consummated.

Diversification by County

County                                          Total loans          Percent

San Francisco                                 $3,221,042.90           32.54%
Stanislaus                                     2,521,507.80           25.47%
Alameda                                        1,130,004.68           11.41%
Contra Costa                                     965,548.75            9.75%
Santa Clara                                      730,997.78            7.39%
Los Angeles                                      375,000.00            3.79%
San Mateo                                        242,944.66            2.46%
Sacramento                                       231,716.11            2.34%
Marin                                            195,000.00            1.97%
Placer                                           184,608.82            1.86%
Shasta                                            78,394.13             .79%
Sonoma                                            22,785.18             .23%

                                         -------------------      -----------
Total                                         $9,899,550.81          100.00%
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

                                    Not Applicable

         Item 5.           Other Information

                                    Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    Not Applicable

(b)      Form 8-K
                                    Form 8-K was filed on February 7, 2000,
                                    relating to a change by the Partnership's accountants in accounting firms. A Form 8-K was filed on February 13, 2001, relating to the subsequent change by the Partnership's accountants to another accounting firm. On April 11, 2001, the Partnership filed another Form 8-K regarding D. Russell Burwell's retirement. An Amended Form 8-K was filed on August 3, 2001 regarding the Partnership's change in Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of May 2002.

REDWOOD MORTGAGE INVESTORS VII


By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ------------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 13th day of May 2002.


Signature                               Title                          Date


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell                 General Partner                  May 13, 2002


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell          President, Secretary/Treasurer          May 13, 2002
                            of Gymno Corporation (Principal
                               Financial and Accounting
                              Officer); Director of Gymno
                                     Corporation