Form 10-Q
period 2002-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2002-08-14
CIK 854092

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For Period Ended                         June 30, 2002
    ----------------------------------------------------------------------------
    Commission file number                     33-30427
    ----------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
    ----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            California                                    94-3094928
    ----------------------------------------------------------------------------
    (State or other jurisdiction of                      I.R.S. Employer
     incorporation of organization)                     Identification No.

               650 El Camino Real, Suite G, Redwood City, CA 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

                                 (650) 365-5341
    ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               NOT APPLICABLE
    ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES     XX                                               NO
        -------------                                           ---------------

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


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
            JUNE 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS

                                                                               June 30,           December 31,
                                                                                 2002                 2001
                                                                            ----------------     ----------------
                                                                              (unaudited)           (audited)

Cash                                                                             $  378,074           $  389,844
                                                                            ----------------     ----------------

Loans
   Loans, secured by deeds of trust, held to maturity                             9,522,503           10,091,195
   Loans, unsecured                                                                 135,813              173,731
                                                                            ----------------     ----------------
                                                                                  9,658,316           10,264,926
   Less allowance for loan losses                                                 (971,187)            (887,578)
                                                                            ----------------     ----------------
     Net loans                                                                    8,687,129            9,377,348
                                                                            ----------------     ----------------

Interest and other receivables
   Accrued interest                                                                 272,716              660,551
   Advances on loans                                                                 76,544               50,665
                                                                            ----------------     ----------------
     Total interest and other receivables                                           349,260              711,216
                                                                            ----------------     ----------------

Real estate owned, held for sale                                                    672,588              872,133

Prepaid expense                                                                       9,983                    -
                                                                            ----------------     ----------------

     Total assets                                                              $ 10,097,034         $ 11,350,541
                                                                            ================     ================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Notes payable - bank line of credit                                            $ 907,000          $ 1,907,000
   Accounts payable                                                                   4,102               11,295
                                                                            ----------------     ----------------
     Total liabilities                                                              911,102            1,918,295
                                                                            ----------------     ----------------

Partners' capital
   Limited partners' capital, subject to redemption                               9,173,954            9,420,268

   General partners' capital                                                         11,978               11,978
                                                                            ----------------     ----------------
     Total partners' capital                                                      9,185,932            9,432,246
                                                                            ----------------     ----------------

     Total liabilities and  partners' capital                                   $10,097,034          $11,350,541
                                                                            ================     ================




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
 FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 and JUNE 30, 2001 (unaudited)


                                                        SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                            JUNE 30,                                   JUNE 30,
                                                 --------------------------------          ---------------------------------
                                                     2002              2001                    2002               2001
                                                 -------------     --------------          --------------    ---------------
Revenues
   Interest - on loans                               $646,215           $632,044                $273,185           $285,695
   Interest - interest bearing accounts                 1,780              2,411                     695              2,374
   Late charges                                         5,849              3,084                   1,349              2,410
   Other income                                        14,726              2,864                   3,419                863
                                                 -------------     --------------          --------------    ---------------
                                                      668,570            640,403                 278,648            291,342
                                                 -------------     --------------          --------------    ---------------

Expenses
   Mortgage servicing fees                             96,325             39,826                  44,658             18,755
   Interest on note payable - bank                     34,593             92,199                  12,366             19,428
   Clerical costs through Redwood                      15,688             20,379                   7,674              9,878
     Mortgage Corp.
   Asset management fees                               17,635             18,968                   8,754              9,381
   Provisions for losses on loans and
     real estate acquired through foreclosure          83,609             20,771                       -             20,771
   Professional services                               19,252             20,349                   3,017              (499)
   Printing, supplies and postage                       5,093              5,533                   3,858              4,223
   Other                                                2,269              4,004                     846              2,516
                                                 -------------     --------------          --------------    ---------------
                                                      274,464            222,029                  81,173             84,453
                                                 -------------     --------------          --------------    ---------------

Net income                                           $394,106           $418,374                $197,475           $206,889
                                                 =============     ==============          ==============    ===============

Net income:  To general partners (1%)                $  3,941           $  4,184                $  1,975           $  2,069
             To limited partners (99%)                390,165            414,190                 195,500            204,820
                                                 -------------     --------------          --------------    ---------------
                                                     $394,106           $418,374                $197,475           $206,889
                                                 =============     ==============          ==============    ===============

Net income per $1,000 invested by limited
  partners for entire period:
    -where income is reinvested and
      compounded                                       $42.21             $41.65                  $21.08             $20.61
                                                 =============     ==============          ==============    ===============

    -where partner receives income in
      monthly distributions                            $41.49             $40.94                  $20.94             $20.47
                                                 =============     ==============          ==============    ===============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE SIX MONTHS ENDED ENDED JUNE 30,2002 (unaudited)


                                       Limited         General           Total
                                      Partners'        Partners'       Partners'
                                      Accounts         Capital          Capital
                                    -------------    ------------   ------------

Balances at December 31, 2001         9,420,268          11,978        9,432,246

   Net income                           390,165           3,941          394,106

   Early withdrawal penalties           (5,982)               -          (5,982)

   Partners' withdrawals              (630,497)         (3,941)        (634,438)
                                    -------------    ------------   ------------

Balances at June 30, 2002            $9,173,954        $ 11,978      $ 9,185,932
                                    =============    ============   ============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 and 2001(unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------------------------
                                                                            2002                   2001
                                                                       ---------------        ---------------
Cash flows from operating activities
  Net income                                                            $    394,106              $  418,374
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                  83,609                 20,771

    Early withdrawal penalty credited to income                               (5,982)                (1,539)
    Change in operating assets and liabilities
     Accrued interest and advances on loans                                   334,254              (157,839)
     Accounts payable                                                         (7,193)                      -
        Prepaid expenses                                                      (9,983)                      -
                                                                       ---------------        ---------------

Net cash provided by operating activities                                     788,811                279,767
                                                                       ---------------        ---------------

Cash flows from investing activities
    Principal collected on loans                                            1,537,076              4,932,790
    Loans made                                                              (710,262)            (1,376,306)
    Payments for real estate held for sale                                    (3,022)              (105,767)
    Proceeds from sale of real estate held for sale                             2,565                 34,260
    Proceeds from unsecured loans                                               7,500                  7,190
                                                                       ---------------        ---------------

Net cash provided by investing activities                                     833,857              3,492,167
                                                                       ---------------        ---------------

Cash flows from financing activities
    Net decrease in note payable-bank                                     (1,000,000)            (2,960,000)
    Formation loan collections                                                      -                 40,563
    Partners withdrawals                                                    (634,438)              (815,840)
                                                                       ---------------        ---------------

Net cash used in financing activities                                     (1,634,438)            (3,735,277)
                                                                       ---------------        ---------------

Net increase (decrease) in cash                                              (11,770)                 36,657

Cash - beginning of year                                                      389,844                269,000
                                                                       ---------------        ---------------

Cash - end of year                                                         $  378,074             $  305,657
                                                                       ===============        ===============

Cash payments for interest                                                  $  34,593              $  92,199
                                                                       ===============        ===============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

     Financial Accounting Standards Board Statements (SFAS) 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in amounts due are not insignificant, the carrying amount of the investment (cost) shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     At June 30, 2002 and December 31, 2001 there were loans categorized as impaired by the Partnership of $335,454 and, $889,439, respectively. In addition, the impaired loans have accrued interest and advances totaling $18,428 and $277,479 at June 30, 2002 and December 31, 2001, respectively. The decrease in carrying value of the impaired loans of $38,634 and $150,092 at June 30, 2002 and December 31, 2001, respectively is included in the allowance for loan losses. The average recorded investment in the impaired loans was $612,447 and $890,018 for the six months ended June 30, 2002, and for the year ended December 31, 2001, respectively. During the six months ended June 30, 2002, and the year ended December 31, 2001, $0 and $64,987 was received as cash payments on these loans, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

     As presented in Note 9 to the financial statements as of June 30, 2002, the average loan to appraised value of security at the time the loans were consummated was 63.97% and 60.66%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, such a low loan-to-value ratio has the tendency to minimize reductions for impairment.

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

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of June 30, 2002 and December 31, 2001 and not including real estate in process of acquisition at June 30, 2002:

                                               June 30,             December 31,
                                                 2002                   2001
                                            ----------------     ---------------

Costs of properties                           $ 1,021,783           $ 1,252,189
Reduction in value                              (349,195)             (380,056)
                                              -------------         ------------
Fair value reflected in financial statements  $   672,588           $   872,133
                                              =============         ============

F. Income Taxes

     No provision for Federal and State income taxes, except for a minimum state tax of $800, is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest and advances on loans. The composition of the allowance for loan losses as of June 30, 2002, and December 31, 2001 was as follows:

                                   June 30,                 December 31,
                                    2002                       2001
                               ----------------           ---------------
Impaired loans                       $  38,634                 $ 150,092
Unspecified loans                      796,740                   593,500
Unsecured loans                        135,813                   143,986
                               ----------------           ---------------
                                     $ 971,187                 $ 887,578
                               ================           ===============

     Allowance for loan losses reconciliation: Activity in the allowance for loan losses is as follows for the six months through June 30, 2002 and for the year ended December 31, 2001.

                                         June 30,             December 31,
                                           2002                   2001
                                    ------------------    -------------------
Beginning Balance                           $887,578               $850,548
-----------------
Provision for loan losses                     83,609                 37,371
Write-offs                                         -                  (341)
                                    ------------------    -------------------
Ending Balance                              $971,187               $887,578
                                    ==================    ===================

H. Net Income Per $1,000 Invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are actual amounts allocated to limited partners who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive monthly distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because net income varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

I.  Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the six months ended June 30, 2002, and for the year ended December 31, 2001 late fee revenue of $5,849 and $8,495 respectively, was recorded.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees which will be paid to the general partners, and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the six months through June 30, 2002, and for the year 2001, loan brokerage commissions paid by the borrowers were $6,400 and $84,137, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $96,325 and $94,396 were incurred for the six months through June 30, 2002, and for the year ended December 31, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $$17,635 and $37,233, were incurred for the six months through June 30, 2002, and for the year 2001, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

E. Operating Expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the six months through June 30, 2002, and for the year 2001, clerical costs totaling $15,688 and $38,313, respectively, were reimbursed to Redwood Mortgage Corp. Such reimbursements are reflected as expenses in the Statements of Income.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


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

A. Term of the Partnership

     The term of the Partnership is approximately 40 years, unless sooner terminated as provided. Investors have the right to withdraw their capital over a five-year period, or longer.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


D. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of June 30, 2002. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period, described below, was permitted only upon the terms set forth above.

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


NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of June 30, 2002 and December 31, 2001 were $907,000 and $1,907,000, respectively, and the interest rate was 5.0% (4.75% prime + .25%) at June 30, 2002. This line of credit expires May 1, 2003. The line of credit requires the Partnership to meet certain financial covenants. As of June 30, 2002, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance outstanding would be converted to a three year fully amortized loan.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                                 June 30,                December 31,
                                                                   2002                      2001
                                                             ------------------        -----------------

Net assets - partners' capital per financial statements             $9,185,932               $9,432,246


Allowance for loan losses                                              971,187                  887,578
                                                             ------------------        -----------------
Net assets tax basis                                               $10,157,119              $10,319,824
                                                             ==================        =================

     In 2001 approximately 68% of taxable income was allocated to tax exempt organizations (i.e., retirement plans). Such plans do not have to file income tax returns unless their "unrelated business income" exceeds $1,000. Applicable amounts become taxable when distribution is made to participants.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans (see note 2 (c)) had a carrying value of $9,522,503 and $10,091,195 at June 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $9,123,638 and $10,107,321 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At June 30, 2002 and at December 31, 2001, there were 33 and 36secured loans outstanding, respectively, with the following characteristics:

                                                                                June 30,              December 31,
                                                                                  2002                    2001
                                                                            ------------------      -----------------
Number of secured loans outstanding                                                        33                     36
Total secured loans outstanding                                                    $9,522,503            $10,091,195

Average secured loan outstanding                                                      288,561                280,311
Average secured loan as percent of total                                                3.03%                  2.78%
Average secured loan as percent of partners' capital                                    3.14%                  2.97%

Largest secured loan outstanding                                                    1,000,000              1,000,000
Largest secured loan as percent of total                                               10.50%                  9.91%
Largest secured loan as percent of partners' capital                                   10.89%                 10.60%

Number of counties where security is located (all California)                              12                     11

Largest percentage of secured loans in one county                                      33.83%                 31.92%
Average secured loan to appraised value of security at time
    loan was consummated                                                               63.97%                 60.66%

Number of secured loans in foreclosure                                                      2                      2
Amount of secured loans in foreclosure                                               $986,372              $ 216,493

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)


The following categories of loans are pertinent at June 30, 2002 and December 31, 2001:

                                                                  June 30,                    December 31,
                                                                    2002                          2001
                                                             --------------------          -------------------

First Trust Deeds                                                    $ 5,227,783                  $ 5,042,062
Second Trust Deeds                                                     4,103,501                    4,803,146
Third Trust Deeds                                                        191,219                      245,987
                                                             --------------------          -------------------
  Total loans                                                          9,522,503                   10,091,195
Prior liens due other lenders                                          6,999,510                    9,318,486
                                                             --------------------          -------------------
  Total debt                                                         $16,522,013                  $19,409,681
                                                             ====================          ===================

Appraised property value at time of loan                             $25,826,553                  $31,997,080
                                                             ====================          ===================

Total investments as a percent of appraisals                              63.97%                       60.66%
                                                             ====================          ===================

Investments by Type of Property

Owner occupied homes                                                  $  456,428                   $  622,435
Non-owner occupied homes                                                 914,731                    1,435,444
Apartments                                                             1,563,213                    1,563,214
Commercial                                                             6,588,131                    6,470,102
                                                             --------------------          -------------------
                                                                     $ 9,522,503                  $10,091,195
                                                             ====================          ===================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited)

Scheduled maturity dates of loans as of June 30, 2002 are as follows:

                 Year Ending
                December 31,                  Amount
              ------------------        --------------------

                    2002                         $6,533,511
                    2003                            604,945
                    2004                            458,347
                    2005                             40,125
                    2006                            210,999
                 Thereafter                       1,674,576
                                        --------------------
                    Total                       $ 9,522,503
                                        ====================

     The scheduled maturities for 2002 above include approximately $4,551,609 in 12 loans which are past maturity at June 30, 2002. Although interest payments on most of these loans are current, $1,459,543 of these loans were categorized as delinquent over 90 days.

     Three loans with principal outstanding of $335,454 were considered impaired at June 30, 2002. That is, interest accruals are no longer recorded thereon.

     The cash balance per bank statement at June 30, 2002 of $632,279 was in one bank with interest bearing balances totaling $290,362. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $532,279. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At June 30, 2002, amounts drawn down against this facility was$907,000.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans. As of June 30, 2002 the Partnership had approximately 4 loans under workout agreements totaling $1,019,833.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2002 (unaudited

NOTE 10:  SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------    -------------
      2002                                       $ 389,922        $278,648                -               -                -
      2001                                       $ 349,061         291,342          261,312         290,666        1,192,381
      2000                                       $ 307,831         356,247          362,586         411,300        1,437,964

Expenses
      2002                                       $ 193,291          81,173                -               -                -
      2001                                       $ 137,576          84,453           58,231          90,924          371,184
      2000                                        $ 74,265         128,581          140,617         194,355          537,818

Net income allocated to general partners
      2002                                        $  1,966           1,975                -               -                -
      2001                                        $  2,115           2,069            2,031           1,997            8,212
      2000                                        $  2,336           2,276            2,220           2,169            9,001

Net income allocated to limited partners
      2002                                       $ 194,665         195,500                -               -                -
      2001                                       $ 209,370         204,820          201,050         197,745          812,985
      2000                                       $ 231,230         225,390          219,749         214,776          891,145

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                         $    21     $                          -               -                -
                                                               21
      2001                                         $    21          $   21           $   21          $   22           $   85
      2000                                         $    21          $   21           $   21          $   22           $   85

      Withdrawn
      2002                                         $    21          $   21                -               -                -
      2001                                         $    20          $   20           $   20          $   22           $   82
      2000                                         $    20          $   21           $   20          $   21           $   82


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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenue and expenses for the related period. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue", or other forward looking words, discuss future expectations or predictions. The foregoing analysis of year 2002 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

     As of September 30, 1992, the Partnership had sold 119,983.59 Units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in Units of $100 each. As of that date, the offering was formally closed. At June 30, 2002, Partners' Capital totaled $9,185,932.

     At June  30,  2002,  the  Partnership  secured  loans  outstanding  totaled
$9,522,503. This represents a decline of $568,692 from the December 31, 2001 secured loans balance.. This reduction in loans outstanding as of June 30, 2002 was chiefly due to loan repayments and loan pay-offs being used to fund withdrawals to the limited partners of $630,497 and $1,554,751 and paydown the credit line $1,000,000 and $1,593,000 during six months through June 30, 2002, and twelve months through December 31, 2001. The Partnership began funding loans on December 27, 1989, and as of June 30, 2002, had credited the partners' accounts with income at an average annualized (compounded) yield of 7.89%.

     Since January 2001, the Federal Reserve has been dramatically cutting its core interest rates with eleven successive cuts, ranging from .25% to .50%. The latest cut occurred on December 11, 2001, which reduced the Federal Funds Rate to 1.75%. In May 2002, the Federal Reserve met and did not change interest rates. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during the first half of 2001. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of lower interest rates.
Demand  for  loans  from  qualified  borrowers  continues  to be  strong  and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, we believe that the average loan portfolio interest rate will decline approximately .25% to .50% over the year. The quarter ended June 30, 2002 reflects a reduction in interest income of $12,510 over the corresponding quarter of 2001. Interest income for the six month period through June 30, 2002, however, shows an overall increase of $14,171 over June 30, 2001 interest income. This occurred due to 1st quarter 2002 collection of interest on loans, previously considered impaired. Based upon the rates expected in connection with the existing loans, anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between eight and nine percent (8.00% - 9.00%) in 2002.

     The Partnership has a line of credit with a commercial bank secured by its loans to a limit of $3,500,000, at a variable interest rate set at one-quarter percent above the prime rate. As of June 30, 2002, the prime rate was 4.75% and the line of credit rate was 5.0%. As of June 30, 2002 and December 31, 2001, the balances outstanding were $907,000 and, $1,907,000, respectively. This line of credit expires on May 01, 2003. This added source of funds helped in maximizing the Partnership yield by allowing the Partnership to minimize the amount of funds in lower yield investment accounts when appropriate loans are not currently available. Since most of the loans made by the Partnership bear interest at a rate in excess of the rate payable to the bank which extended the line of credit, once the required principal and interest payments on the line of credit are paid to the bank, the loans funded using the line of credit generate revenue for the Partnership without further interest costs. As of June 30, 2002, the Partnership is current with its interest payments on the line of credit. For the six (and three months) ended June 30, 2002 and 2001, interest paid was $$34,593, and $92,199 ($12,366 and $19,428), respectively. The somewhat lower interest paid in 2002 versus 2001 is reflective of both a lower credit line usage and the lower existing interest rate.

     The Partnership's income and expenses, accruals and delinquencies are within the normal range of the general partners' expectations, based upon their experience in managing similar partnerships over the last twenty-five years. Loan servicing fees for the six (and three months) ended June 30, 2002 and 2001 were $96,325 and $39,826 ($44,658 and $18,755), respectively. These loan servicing fees were declining as the outstanding mortgage loan portfolio balances declined except for the quarter ended June 30, 2002 when the Partnership collected some borrower payments which were in arrears and hence paid the loan servicing fees to Redwood Mortgage Corp. Asset Management Fees for the six (and three months) ended June 30, 2002 and 2001 were $17,635 and $18,968 ($8,754 and $9,381), respectively. The Asset Management Fee is declining as the Partnership distributes partners' capital.

     All other expenses fluctuated in a very close range except for Interest on Note Payable - bank and Provision for Loan Losses and losses on Real Estate Acquired Through Foreclosure which are each discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the REO expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, the allowance for loan losses are increased or decreased. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2002, we have commenced foreclosure proceedings against two loans. Management has provided $83,609 and $20,771 ($0 and $20,771) as provisions for loan losses for the six (and three months) ended June 30, 2002 and 2001, respectively. The total cumulative provision for loan losses as of June 30, 2002 is $971,187 and is considered by the general partners to be adequate.

     The Partnership makes loans primarily in Northern California. As of June 30, 2002, approximately 68.30%, ($6,503,301) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the California Association of Realtors president Robert Bailey, "Residential real estate in California, particularly in the San Francisco Bay Area, continued to rebound aggressively last month (April 2002) compared to 2001." Sales in the San Francisco Bay Area increased 73% in April 2002 compared to a year ago and surged nearly 120% in Santa Clara County. The median price of homes sold in Santa Clara County in April 2002 was $552,250 according to the California Association of Realtors. The median price of an existing single family detached home in California during April 2002 was $321,950, a 26.1% increase over the $255,310 median for April 2001 the association's report says. "Low inventory, favorable mortgage interest rates and rapidly rising home price appreciation will continue to intensify the pace of home sales in the coming months", says Leslie Appleton-Young, the association's vice president and chief economist. For the Partnership these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     Commercial property vacancy rates have continued to climb. According to BT Commercial overall San Francisco Bay Area vacancy rates have risen to almost 20%, up from 16.6% in the last quarter of 2001. Rental rates plunged 9% from $30 per square foot in the fourth quarter of 2001 to $27.24 in the first quarter of 2002. Average asking rates in the San Francisco Bay Area the first quarter a year ago were $57.24. To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     For Partnership loans outstanding as of June 30, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 63.97%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The Partnership has an interest in land located in East Palo Alto, CA which was acquired through foreclosure. The Partnership's basis of $61,347 for both the six months through June 30, 2002, and for the year ended December 31, 2001, respectively, has been invested with that of two other partnerships. In order to pursue development options, rezoning of the property's existing residential zoning classification will be required. The Partnership is continuing to explore remediation options available to mitigate the pesticide contamination, which affects the property. This pesticide contamination appears to be the result of agricultural operations by prior owners. The general partners do not believe at this time that remediation of the pesticide contaminants will have a material adverse effect on the financial condition of the Partnership.

     The efforts of the general partners to subdivide the land have met with success. The arsenic contaminated portion of the property has been delivered to the party responsible for the arsenic contamination. The remaining land will be made available for development or sale by the Partnership. The general partners believe this to be a good result for the Partnership.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six (and three months) through June 30, 2002 and 2001, the Partnership made distributions of earnings to limited partners after allocation of syndication costs of $158,736 and $195,064 ($78,288 and $95,120), respectively. Distribution and retention of Earnings to limited partners after allocation of syndication costs for the six (and three months) through June 30, 2002 and 2001, to limited partners' capital was $231,429 and $219,126 ($117,212 and $109,700), respectively. As of June 30, 2002 and December 31, 2001, limited partners electing to withdraw earnings represented 41% and 42% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the six months (and three months) through June 30,

     2002 and 2001,  $74,772 and $61,504  ($41,481 and  $16,508),  respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.

     In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2001, and June 30, 2002, respectively and is expected by the general partners to commonly occur at these levels.

     Additionally, for the six months (and three months) ended June 30, 2002 and 2001, $402,971 and $560,008 ($185,840 and $276,762), respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This had the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. Then, general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides and the Partnership capital again tends to increase.

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

     While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties (See the section of the Prospectus entitled "Risk Factors - Purchase of Units is a long term investment").

       COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP


     The Partnership has no officers or directors. The Partnership is managed by the General Partners. There are certain fees and other items paid to management and related parties.

     A more complete description of management compensation is found in the Prospectus part of Form S-11 and subsequent amendments related to the offering of Partnership interests, pages 12-13, under the section "Compensation of the General Partners and the Affiliates", which are incorporated by reference. Such compensation is summarized below.

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the six months ended June 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                   Description of Compensation and Services Rendered                     Amount
--------------------   ----------------------------------------------------------------   ------------------------

I.  Redwood Mortgage      Loan Servicing Fee for servicing loan ........................                 $96,325
    Corp.

General Partners          Asset Management Fee for managing assets .....................                 $17,635
&/or Affiliates

General Partners          1% interest in profits .......................................                  $3,941




     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage          Mortgage Brokerage Commissions for services in connection
Corp.                     with the review, selection, evaluation, negotiation, and
                          extension of the loan paid by the borrowers and not by the
                          Partnership...................................................                 $6,400


Redwood Mortgage          Processing and Escrow Fees for services in connection with
Corp.                     notary, document preparation, credit investigation, and escrow
                          fees payable by the borrowers and not by the Partnership .....                   $603

Gymno Corporation
Inc.                      Reconveyance Fee..............................................                   $183


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . $15,688

                                     PART 2
                                OTHER INFORMATION




Item 1.     Legal Proceedings

                  The Partnership periodically is a defendant in various legal actions. Please refer to Note 5 of the Financial Statements.

Item 2.     Changes in the Securities

                  Not Applicable

Item 3.     Defaults upon Senior Securities

                  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.     Other Information

                  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (99.1) Certification of Michael R. Burwell, General Partner

                  (99.2) Certification of Michael R. Burwell, President,
                         Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

            (b)   Form 8-K

                  Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August 2002.

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of August 2002.


Signature                              Title                          Date


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell                General Partner                August 14, 2002



/S/ Michael R. Burwell
-------------------------
Michael R. Burwell         President, Secretary/Treasurer        August 14, 2002
                           of Gymno Corporation (Principal
                             Financial and Accounting
                            Officer); Director of Gymno
                                    Corporation

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
August 14, 2002

                                                                    Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2002