Form 10-Q
period 2002-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2002-11-15
CIK 854092

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For Quarterly Period Ended                        September 30, 2002
    ----------------------------------------------------------------------------
    Commission file number                            33-30427
    ----------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VII, a California Limited Partnership
    ----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                        California                          94-3094928
    ----------------------------------------------------------------------------
        (State or other jurisdiction of                     I.R.S. Employer
         incorporation of organization)                    Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
    ----------------------------------------------------------------------------
                     (address of principal executive office)

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

    YES    XX                                     NO
        ------------                                  ----------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    YES                            NO                NOT APPLICABLE      X
        ------------                  ------------                  ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
         SEPTEMBER 30, 2002 (unaudited) and DECEMBER 31, 2001 (audited)

                                     ASSETS

                                                                           September 30,         December 31,
                                                                                2002                 2001
                                                                          -----------------     ---------------
                                                                            (unaudited)           (audited)

Cash                                                                             $ 267,158          $  389,844
                                                                          -----------------     ---------------

Loans
   Loans, secured by deeds of trust, held to maturity                            9,201,968          10,091,195
   Loans, unsecured                                                                132,189             173,731
                                                                          -----------------     ---------------
                                                                                 9,334,157          10,264,926
   Less allowance for loan losses                                                (955,213)           (887,578)
                                                                          -----------------     ---------------
     Net loans                                                                   8,378,944           9,377,348
                                                                          -----------------     ---------------

Interest and other receivables
   Accrued interest                                                                151,624             660,551
   Advances on loans                                                                15,080              50,665
                                                                          -----------------     ---------------

     Total interest and other receivables                                          166,704             711,216
                                                                          -----------------     ---------------

Real estate owned, held for sale                                                 1,818,275             872,133
                                                                          -----------------     ---------------

     Total assets                                                              $10,631,081         $11,350,541
                                                                          =================     ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Notes payable - bank line of credit                                          $1,507,000          $1,907,000
   Accounts payable                                                                  4,102
                                                                                                        11,295
                                                                          -----------------     ---------------
     Total liabilities                                                           1,511,102           1,918,295
                                                                          -----------------     ---------------

Partners' capital
   Limited partners' capital, subject to redemption                              9,108,001           9,420,268

   General partners' capital                                                        11,978              11,978
                                                                          -----------------     ---------------
     Total partners' capital                                                     9,119,979           9,432,246
                                                                          -----------------     ---------------

     Total liabilities and  partners' capital                                  $10,631,081         $11,350,541
                                                                          =================     ===============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 and 2001 (unaudited)


                                                        NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                          SEPTEMBER 30,                             SEPTEMBER 30,
                                                 --------------------------------          ---------------------------------
                                                     2002              2001                    2002               2001
                                                 -------------     --------------          --------------    ---------------
Revenues
   Interest - on loans                               $896,972           $888,060                $250,757           $256,016
   Interest - interest bearing accounts                 2,134              3,312                     354                901
   Late charges                                        11,376              6,478                   5,527              3,394
   Other income                                        18,636              3,865                   3,910              1,001
                                                 -------------     --------------          --------------    ---------------
                                                      929,118            901,715                 260,548            261,312
                                                 -------------     --------------          --------------    ---------------

Expenses
   Mortgage servicing fees                            123,042             55,195                  26,717             15,369
   Interest on note payable - bank                     48,432            104,741                  13,839             12,542
   Clerical costs through Redwood   Mortgage           23,229             29,569                   7,541              9,190
Corp.
   Asset management fees                               26,285             28,176                   8,650              9,208
   Provisions for losses on loans and
      real estate acquired through foreclosure         78,359             20,503                 (5,250)              (268)
   Professional services                               35,488             30,391                  16,236             10,042
   Printing, supplies and postage                       6,696              7,681                   1,603              2,148
   Other                                                2,703              4,004                     434                  -
                                                 -------------     --------------          --------------    ---------------
                                                      344,234            280,260                  69,770             58,231
                                                 -------------     --------------          --------------    ---------------

Net income                                           $584,884           $621,455                $190,778           $203,081
                                                 =============     ==============          ==============    ===============

Net income:  To general partners (1%)                   5,849              6,215                   1,908              2,031
                     To limited partners (99%)        579,035            615,240                 188,870            201,050
                                                 -------------     --------------          --------------    ---------------
                                                     $584,884           $621,455                $190,778           $203,081
                                                 =============     ==============          ==============    ===============

Net income per $1,000 invested by limited partners for entire period

    -where income is reinvested and
      compounded                                       $63.69             $63.11                  $20.61             $20.61
                                                 =============     ==============          ==============    ===============

    -where partner receives income in
      monthly distributions                            $61.96             $61.41                  $20.47             $20.47
                                                 =============     ==============          ==============    ===============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,2002 (unaudited)


                                           Limited             General               Total
                                          Partners'           Partners'            Partners'
                                          Accounts             Capital              Capital
                                       ----------------     ---------------     ----------------

Balances at December 31, 2001               $9,420,268             $11,978           $9,432,246

   Net income                                  579,035               5,849              584,884

   Early withdrawal penalties                  (9,300)                   -              (9,300)

   Partners' withdrawals                     (882,002)             (5,849)            (887,851)
                                       ----------------     ---------------     ----------------

Balances at September 30, 2002              $9,108,001             $11,978           $9,119,979
                                       ================     ===============     ================


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001(unaudited)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------
                                                                            2002                   2001
                                                                       ---------------        ---------------
Cash flows from operating activities
  Net income                                                                $ 584,884              $ 621,455
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for losses on loans and real estate acquired
       through foreclosure                                                     78,359                 20,503

    Early withdrawal penalty credited to income                               (9,300)                (1,890)
    Change in operating assets and liabilities
     Accrued interest and advances on loans                                   506,086              (231,628)
     Accounts payable                                                         (7,193)                  8,695
                                                                       ---------------        ---------------

Net cash provided by operating activities                                   1,152,836                417,135
                                                                       ---------------        ---------------

Cash flows from investing activities
    Principal collected on loans                                            2,060,641              5,750,503
    Loans made                                                            (1,867,781)            (3,050,730)
    Payments for real estate held for sale                                  (194,220)              (425,660)
    Proceeds from sale of real estate held for sale                             2,565                 34,259
    Proceeds from unsecured loans                                              11,124                 10,940
                                                                       ---------------        ---------------

Net cash provided by investing activities                                      12,329              2,319,312
                                                                       ---------------        ---------------

Cash flows from financing activities
    Net decrease in note payable-bank                                       (400,000)            (1,598,000)
    Formation loan collections                                                      -                 71,461
    Partners withdrawals                                                    (887,851)            (1,177,825)
                                                                       ---------------        ---------------

Net cash used in financing activities                                     (1.287,851)            (2,704,364)
                                                                       ---------------        ---------------

Net increase (decrease) in cash                                             (122,686)                 32,083

Cash - beginning of year                                                      389,844                269,000
                                                                       ---------------        ---------------

Cash - end of period                                                          267,158                301,083
                                                                       ===============        ===============

Cash payments for interest                                                  $  48,432             $  104,741
                                                                       ===============        ===============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


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

     Once a loan is  categorized  as  impaired,  interest  is no longer  accrued thereon. Any subsequent payments on impaired loans are applied to the outstanding balances on the Partnership's books. At September 30, 2002 and December 31, 2001 there were loans categorized as impaired by the Partnership of $335,454 and, $889,439, respectively. In addition, the impaired loans have accrued interest and advances totaling $10,334 and $277,479 at September 30, 2002 and December 31, 2001, respectively. The decrease in carrying value of the impaired loans of $38,634 and $150,092 at September 30, 2002 and December 31, 2001, respectively is included in the allowance for loan losses. The average recorded investment in the impaired loans was $612,447 and $890,018 for the nine months ended September 30, 2002, and for the year ended December 31, 2001, respectively. During the nine months ended September 30, 2002, and the year ended December 31, 2001, $0 and $64,987 was received as cash payments on these loans, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     As presented in Note 9 to the financial statements as of September 30, 2002, and December 31, 2001, the average loan to appraised value of security at the time the loans were consummated was 65.99% and 60.66%, respectively. When loans are valued for impairment purposes, the allowance is updated to reflect the change in the valuation of collateral security. However, such a low loan-to-value ratio has the tendency to minimize reductions for impairment.

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

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, less estimated costs to sell as of September 30, 2002 and December 31, 2001 and not including real estate in process of acquisition at September 30, 2002:


                                                         September 30,               December 31,
                                                              2002                       2001
                                                        -----------------           ---------------

Costs of properties                                           $2,167,470                $1,252,189
Reduction in value, including estimated costs of sale          (349,195)                 (380,056)
                                                        -----------------           ---------------

Fair value reflected in financial statements                  $1,818,275                 $ 872,133
                                                        =================           ===============

F. Income Taxes

     No provision for Federal and State income taxes, except for a minimum state tax of $800, is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. Allowance for Loan Losses

     Loans and the related accrued interest, fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest and advances on loans. The composition of the allowance for loan losses as of September 30, 2002, and December 31, 2001 was as follows:

                                    September 30,             December 31,
                                         2002                     2001
                                 -----------------        -----------------
Impaired loans                            $38,634                 $150,092
Unspecified loans                         784,390                  593,500
Unsecured loans                           132,189                  143,986
                                 -----------------        -----------------
                                         $955,213                 $887,578
                                 =================        =================

     Allowance for loan losses reconciliation: Activity in the allowance for loan losses is as follows for the nine months through September 30, 2002 and for the year ended December 31, 2001.

                                   September 30,             December 31,
                                      2002                     2001
                                -----------------        -----------------
Beginning Balance                      $ 887,578                 $850,548
Provision for loan losses                 78,359                   37,371
Write-offs                              (10,724)                    (341)
                                -----------------        -----------------
Ending Balance                         $ 955,213                 $887,578
                                =================        =================

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

I.  Late Fee Revenue

     The Partnership recognizes late fee revenue when it is earned. Late fees are charged at 6% of the monthly balance, and are accrued net of an allowance for uncollectible late fees. For the nine months ended September 30, 2002, and September 30, 2001 late fee revenue of $11,376 and $6,478 respectively, was recorded.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and/or fees which will be paid to the general partners, and/or related parties.

A. Mortgage Brokerage Commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the nine months through September 30, 2002, and September 30, 2001, loan brokerage commissions paid by the borrowers were $24,661 and $84,137, respectively.

B. Mortgage Servicing Fees

     Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal, or such lesser amount as is reasonable and customary in the geographic area where the property securing the loan is located. Mortgage servicing fees of $123,042 and $55,195 were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

C. Asset Management Fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annual). Management fees of $26,285 and $28,176 were incurred for the nine months through September 30, 2002, and September 30, 2001, respectively.

D. Other Fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

E. Operating Expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the nine months through September 30, 2002, and September 30, 2001, clerical costs totaling $23,229 and $29,569, respectively, were reimbursed to Redwood Mortgage Corp. Such reimbursements are reflected as expenses in the Statements of Income.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


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

D. Liquidity, Capital Withdrawals and Early Withdrawals

     There are substantial restrictions on transferability of Units and accordingly an investment in the Partnership is not liquid. Limited partners had no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units, which in all instances had occurred as of September 30, 2002. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the Partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the Notice of Withdrawal is given, subject to a 10% early withdrawal penalty. The 10% penalty is applicable to the amount withdrawn early and will be deducted from the capital account. Withdrawal after the one-year holding period and before the five-year holding period, described below, was permitted only upon the terms set forth above.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 4 - OTHER PARTNERSHIP PROVISIONS (Continued)

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


NOTE 6 - NOTE PAYABLE BANK - LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of September 30, 2002 and December 31, 2001 were $1,507,000 and $1,907,000, respectively, and the interest rate was 5.0% (4.75% prime + .25%) at September 30, 2002. This line of credit expires May 1, 2003. The line of credit requires the Partnership to meet certain financial covenants. As of September 30, 2002, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance outstanding would be converted to a three year fully amortized loan.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 7 - INCOME TAXES

     The following reflects a reconciliation from net assets (Partners' Capital) reflected in the financial statements to the tax basis of those net assets:

                                                               September 30,             December 31,
                                                                   2002                      2001
                                                             ------------------        -----------------

Net assets - partners' capital per financial statements             $9,119,979               $9,432,246

Allowance for loan losses                                              955,213                  887,578
                                                             ------------------        -----------------
Net assets tax basis                                               $10,075,192              $10,319,824
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

     (b) Secured loans (see note 2 (c)) had a carrying value of $9,201,968 and $10,091,195 at September 30, 2002 and December 31, 2001, respectively. The fair value of these investments of $8,699,544 and $10,107,321 was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto is also considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)

NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At September 30, 2002 and at December 31, 2001, there were 31 and 36 secured loans outstanding, respectively, with the following characteristics:

                                                                              September 30,           December 31,
                                                                                  2002                    2001
                                                                            ------------------      -----------------
Number of secured loans outstanding                                                        31                     36
Total secured loans outstanding                                                    $9,201,968            $10,091,195

Average secured loan outstanding                                                      296,838                280,311
Average secured loan as percent of total                                                3.23%                  2.78%
Average secured loan as percent of partners' capital                                    3.25%                  2.97%

Largest secured loan outstanding                                                    1,000,000              1,000,000
Largest secured loan as percent of total                                               10.87%                  9.91%
Largest secured loan as percent of partners' capital                                   10.96%                 10.60%

Number of counties where security is located (all California)                              11                     11

Largest percentage of secured loans in one county                                      28.89%                 31.92%
Average secured loan to appraised value of security at time
    loan was consummated                                                               65.99%                 60.66%

Number of secured loans in foreclosure                                                      1                      2
Amount of secured loans in foreclosure                                               $ 31,807              $ 216,493

     The following categories of loans are pertinent at September 30, 2002 and December 31, 2001:

                                                                             September 30,           December 31,
                                                                                 2002                    2001
                                                                           ------------------      -----------------
First Trust Deeds                                                                 $4,735,668             $5,042,062
Second Trust Deeds                                                                 4,259,964              4,803,146
Third Trust Deeds                                                                    206,336                245,987
                                                                           ------------------      -----------------
  Total loans                                                                      9,201,968             10,091,195
Prior liens due other lenders                                                      6,338,955              9,318,486
                                                                           ------------------      -----------------
  Total debt                                                                     $15,540,923            $19,409,681
                                                                           ------------------      -----------------

Appraised property value at time of loan                                         $23,550,024            $31,997,080
                                                                           ------------------      -----------------

Total investments as a percent of appraisals                                          65.99%                 60.66%
                                                                           ------------------      -----------------

Investments by Type of Property

Owner occupied homes                                                              $1,031,032              $ 622,435
Non-owner occupied homes                                                           1,375,092              1,435,444
Apartments                                                                           608,647              1,563,214
Commercial                                                                         6,187,197              6,470,102
                                                                           ------------------      -----------------
                                                                                 $ 9,201,968            $10,091,195
                                                                           ==================      =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (Continued)

Scheduled maturity dates of loans as of September 30, 2002 are as follows:

                 Year Ending
                December 31,                  Amount
              ------------------        --------------------

                    2002                         $4,275,336
                    2003                          1,404,893
                    2004                          1,021,797
                    2005                             40,125
                    2006                             96,716
                 Thereafter                       2,363,101
                                        --------------------
                    Total                        $9,201,968
                                        ====================

     The scheduled maturities for 2002 above include approximately $3,229,004 in 9 loans which are past maturity at September 30, 2002. Although interest payments on most of these loans are current, $2,061,414 of these loans were categorized as delinquent over 90 days.

     Three loans with principal outstanding of $335,454 were considered impaired at September 30, 2002. That is, interest accruals are no longer recorded thereon.

     The cash balance per bank statement at September 30, 2002 of $157,519 was in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $57,519. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit. At September 30, 2002, amounts drawn down against this facility was $1,507,000.

Workout Agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans. As of September 30, 2002 the Partnership had approximately 3 loans under workout agreements totaling $260,270.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 (unaudited


NOTE 10 - SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                                    Calendar Quarter
                                              --------------------------------------------------------------
                                                 First           Second           Third           Fourth           Annual
                                              -------------    ------------    -------------    ------------    -------------
Revenues
      2002                                        $389,922         278,648          260,548               -                -
      2001                                        $349,061         291,342          261,312         290,666        1,192,381
      2000                                        $307,831         356,247          362,586         411,300        1,437,964

Expenses
      2002                                        $193,291          81,173           69,770               -                -
      2001                                        $137,576          84,453           58,231          90,924          371,184
      2000                                        $ 74,265         128,581          140,617         194,355          537,818

Net income allocated to general partners
      2002                                        $  1,966           1,975            1,908               -                -
      2001                                        $  2,115           2,069            2,031           1,997            8,212
      2000                                        $  2,336           2,276            2,220           2,169            9,001

Net income allocated to limited partners
      2002                                        $194,665         195,500          188,870               -                -
      2001                                        $209,370         204,820          201,050         197,745          812,985
      2000                                        $231,230         225,390          219,749         214,776          891,145

Net income per $1,000 invested
   where income is
      Reinvested
      2002                                          $   21          $   21           $   21               -                -
      2001                                          $   21          $   21           $   21          $   22           $   85
      2000                                          $   21          $   21           $   21          $   22           $   85

      Withdrawn
      2002                                          $   21          $   21           $   20               -                -
      2001                                          $   20          $   20           $   20          $   22           $   82
      2000                                          $   20          $   21           $   20          $   21           $   82




NOTE 11 - RECENT PRONOUNCEMENTS

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date. Such estimates relate principally to the determination of (1) the allowance for doubtful accounts (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2002, there were 3 properties acquired through foreclosure.

     Loans and related accrued interest, fees, and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made for bad debt to adjust the allowance for doubtful accounts to an amount considered by management to be adequate, with due consideration to collateral values and to provide for unrecoverable accounts receivable, including impaired loans, other loans, accrued interest, late fees and advances on loans, and other accounts receivable (unsecured).

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for doubtful accounts. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general partners of the Partnership are Gymno Corp. and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. For the nine months ended September 30, 2002 and 2001, loan brokerage commissions paid by borrowers were $24,661 and $84,137, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $123,042 and $55,195 were incurred for the nine months ended September 30, 2002 and 2001, respectively.

     o Asset Management Fee The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $26,285 and $28,176 were incurred by the Partnership for the nine months ended September 30, 2002 and 2001, respectively.

     o Other Fees The Partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of September 30, 2002 and 2001, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the three and nine months ended September 30, 2002 and 2001

     The net income decrease of $12,303 (6.06%) for the three months ended September 30, 2002 versus the three month period ended September 30, 2001 was due primarily to a decrease in interest earned on loans of $5,259 (2.05%), a decrease in interest-interest bearing accounts of $547 (60.71%), an increase in late charges of $2,133 (62.85%), and an increase in other income of $2,909 (290.61%) offset by expense increases. Significant expense increases or (decreases) for the three month period ended September 30, 2002 versus September 30, 2001 included higher mortgage servicing fees of $11,348, change in the provision for losses on loans and real estate acquired through foreclosure of ($4,982) and an increase in professional fee of $6,194.

     The net income decrease of $36,571 (5.88%) for the nine months ended September 30, 2002 versus the nine month period ended September 30, 2001 was due primarily to an increase in interest earned on loans of $8,912 and an increase in late charges and other income of $19,669; offset by expense increases. Significant expense increases or (decreases) for the nine month period ended September 30, 2002 versus September 30, 2001 included higher mortgage servicing fees of $67,847, an increase in the provision for losses on loans and real estate acquired through foreclosure of $57,856, and an increase in professional fees of $5,097.

     The increase (decrease) in interest on loans of ($5,259) (2.05%) and $8,912 (1%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 was due primarily to a reduction of the loan portfolio average interest rate for the third quarter 2002, and the increase for the nine months ended September 30, 2002 was due to collection of interest on loans previously considered impaired; offset by a lower average loan portfolio interest rate as compared to September 30, 2001.

     The increase (decrease) in interest on note payable-bank of $1,297 (10%) and ($56,309) (54%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is due to the approximately 4.0% (9.0% vs. 5.0%) lowering of the interest rate charged the Partnership during the first three-quarters of 2002 as compared to 2001 and due to lower overall usage of the line of credit during the first three-quarters of 2002.

     The increase in mortgage servicing fees of $11,348 (74%) and $67,847 (123%) for the three and nine month periods ended September 30, 2002 versus September 30, 2001 is primarily attributable to increased servicing of impaired loans.

     The increase of $57,856 (282%) in provision for losses on loans and real estate acquired through foreclosure for the nine months ended September 30, 2002 versus the respective nine month period ended September 30, 2001 reflects the general partners' estimate of an appropriate allowance for anticipated loan losses. As the Partnership's real estate owned has increased, the provision for estimated loan losses has also been increased. At September 30, 2002, total provisions for losses on loans equaled $955,213, which the general partners consider to be adequate.

     The decrease in asset management fees of $558 (6%) and $1,891 (7%) for the three and nine months ended September 30, 2002 versus the respective periods ended September 30, 2001 is due to a decrease in the partners' capital under management at September 30, 2002 and 2001 of $9,119,979 and $9,619,509,
respectively.

     The increase in professional fees of $6,194 (62%) and $5,097 (17%) for the three and nine months ended September 30, 2002 versus September 30, 2001 is due to the Partnership incurring greater costs in 2002 than in 2001 in relation to its audit and tax return processing.

     Partnership capital continued to decrease as the limited partners capital declined due to both earnings distribution and capital liquidations. For the three and nine months ended September 30, 2002 earnings and capital liquidated was $254,823 and $891,302, respectively versus $361,075 and $1,177,651, respectively for the corresponding period in 2001.

     The Partnership utilized its bank line of credit less during the first three-quarters of 2002 compared to 2001. The outstanding balances of $1,507,000 at September 30, 2002 versus $1,902,000 at September 30, 2001 are reflective of the overall lower credit line usage. Cash generated from interest earnings, late charges, amortization of principal and loan payoffs was utilized to pay down the credit line.

     At September 30, 2002, outstanding foreclosures decreased to 1 ($31,807) from the two ($201,807) that existed at September 30, 2001. During the three months ended September 30, 2002, the outstanding number of foreclosures stayed at 1. One foreclosure originated in 2002, with a principal balance of $1,251,090 was acquired at foreclosure sale in July 2002. The general partners have reviewed the appraisal, visited the property with real estate professionals and have concluded that a specific reserve for losses against this loan is not necessary as the collateral securing the loan appears adequate to cover collection of sums due. These foreclosures are a reflection of the more difficult economic times at September 30, 2002 as compared to September 30, 2001, yet are not unusual in the general partners' experience and we do not anticipate a reduction in net income due to these foreclosures.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $18,261 and $24,661 for the three and nine months ended September 30, 2002 as compared to $38,231 and $84,137 for the three and nine months ended September 30, 2001. The reduction is due to less loans written in the three months and nine months ended September 30, 2002.

     As discussed previously, at the time of subscription to the Partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the Partnership, or to compound earnings in their capital account.

     During the three and nine month periods ended September 30, 2002 stated below, the Partnership made the following allocation of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:


                                  Nine months ended                              Three months ended
                      September 30, 2002     September 30, 2001      September 30, 2002      September 30, 2001

Compounding                       $347,885               $330,794                $116,456                 $111,668
Distributing                      $231,150               $284,446                 $72,414                  $89,382

     Also, the Partnership allows the limited partners to withdraw their capital account subject to certain limitations. Earnings and capital liquidations including early withdrawals during the three and nine month periods ended September 30:

                                      Nine months ended                             Three months ended
                          September 30, 2002     September 30, 2001     September 30, 2002     September 30, 2001

Cash distributions                    $231,150               $284,446                $72,414                $89,382
Capital liquidation*                  $660,152               $893,205               $182,409               $271,693
                         ---------------------- ---------------------- ---------------------- ----------------------

Total                                 $891,302             $1,177,651               $254,823               $361,075
                         ====================== ====================== ====================== ======================

*These amounts represent gross of early withdrawal penalties.

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of September 30, 2002, approximately 66.5% of the loans held were in the six San
Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has also felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Despite fears over failing businesses, ongoing job losses and dwindling stock portfolios, the real estate market seems to be doing remarkably well. According to the San Jose Mercury News of August 20, 2002, Bay Area home sales rose 22% in July compared with a year earlier, continuing an upward trend that began in January. The median price of homes in the nine-county area rose nearly 10% from last year to $436,000. With the Bay Area economy still faltering and unemployment as high as 7.6% in Santa Clara County, many had expected real estate prices would be down by now, not up from a year ago. Mortgage rates at historic lows and a decent supply of homes on the market have kept the local market relatively busy, especially for lower-priced homes. Annual price appreciation varied from 5.1% in Santa Clara County, where the median price was $515,000 for existing single-family homes sold in July, to 22.5% in Napa County, where the median price was $359,000. Sales of single-family homes rose 22.8% in Santa Clara County, according to statistics released by DataQuick Information Systems, which gathers data from public records. Most counties saw sales activity increase more than 20% from last year, and the growth was closer to 30% in Alameda and San Mateo counties. But the July data reflects transactions negotiated in May and June, and local real estate agents say the market has slowed dramatically since June. "I think fewer transactions and lower prices are in the near future," said Gary Shapiro of ReMax Real Estate Services in Cupertino. "It's already here." The slowdown is partly a normal seasonal change, real estate agents say, as prospective buyers vacation rather than house hunt. For the Partnership, these statistics imply that the values of the homes secured by mortgages in our portfolio should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate. It also implies increased loan activity, as the number of real estate transactions is increasing, leaving more loan opportunities for lenders.

     According to the San Francisco Chronicle, "The Bay Area commercial market's fundamental indicators are showing signs of hitting bottom, but a recovery is at least 18 months away, according to reports last week from major real estate services firms. At the end of the third quarter, both Cushman & Wakefield and Grubb & Ellis found incremental positive news for the stagnant San Francisco office market, but it was barely reason to smile. Cushman & Wakefield said the rate of decline in asking rents has slowed substantially. Average rent in the central business district fell to $31.56 per square foot from $32.40 the previous quarter. Grubb & Ellis said the San Francisco office market showed a positive net absorption, or demand, for the first time in two years. A grand total of 127,000 square feet was absorbed." To the Partnership, these higher vacancy rates may mean that we could experience higher delinquencies and foreclosures if our borrowers' tenants' leases expire or their rental space becomes available through business failures.

     For Partnership loans outstanding, as of September 30, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 65.99%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table contains information about the cash held in money market accounts, loans held in the partnership's portfolio and a note payable on our line of credit as of September 30, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2002:

                                 2002         2003          2004         2005        2006     Thereafter      Total
                             ------------- ------------ ------------- ----------- ----------- ------------ -------------
Interest earning assets:
Money market accounts            $ 13,280                                                                      $ 13,280
Avg. interest rate                  1.20%                                                                         1.20%
Loans secured by deeds
   Of trust                    $4,275,336    1,404,893     1,021,797      40,125      96,716    2,363,101    $9,201,968
Average interest rate              11.02%       10.93%        10.60%       7.00%       6.50%        7.46%         9.98%
Interest bearing
   liabilities:
Note payable to bank           $1,507,000                                                                    $1,507,000
Average interest rate               5.00%                                                                         5.00%


Market Risk.

     The Partnership's note payable to the bank for its line of credit bears interest at a variable rate, tied to the prime rate. As a result, the Partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership's security for its loans.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans, (100% as of September 30, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Controls and Procedures.

     Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the General Partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the General Partners and Affiliates for services rendered during the nine months ended September 30, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                               Description of Compensation and Services Rendered              Amount
------------------------------------ -------------------------------------------------------------- --------------------

I.  Redwood Mortgage Corp.           Loan Servicing Fee for servicing loan ........................            $123,042

    General Partners
       &/or Affiliates               Asset Management Fee for managing assets .....................             $26,285

    General Partners                 1% interest in profits .......................................              $5,849




     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.         Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of
                               the loan paid by the borrowers and not by the Partnership............            $24,661

Redwood Mortgage Corp.         Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees paid by
                               the borrowers and not by the Partnership ............................             $1,767

Gymno Corporation, Inc.        Reconveyance Fee.....................................................               $302


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $23,229

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

  Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

               (99.1) Certification of Michael R. Burwell, General Partner

               (99.2) Certification of Michael R. Burwell, President,
                     Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

           (b) Form 8-K

               Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2002.

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of November 2002.


Signature                              Title                        Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                General Partner              November 14, 2002


/S/ Michael R. Burwell
------------------------
Michael R. Burwell          President, Secretary/Treasurer     November 14, 2002
                            of Gymno Corporation (Principal
                                Financial and Accounting
                               Officer); Director of Gymno
                                      Corporation

                                                                    Exhibit 99.1

                          GENERAL PARTNER CERTIFICATION


I, Michael R. Burwell, General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, General Partner
November 14, 2002

                                                                    Exhibit 99.2

               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial date and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President and
Chief Financial Officer, of Gymno
Corporation, General Partner
November 14, 2002

                                                                    Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2002