Form 10-K
period 2002-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2003-03-31
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2002

                                     Part I

                                                                                                             Page No.
                                                                                                           -----------
     Item 1   - Business                                                                                         3
     Item 2   - Properties                                                                                       6
     Item 3   - Legal Proceedings                                                                                6
     Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                   6


                                     Part II

     Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters           7
     Item 6   - Selected Financial Data                                                                          7
     Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations            9
     Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                      15
     Item 8   - Financial Statements and Supplementary Data                                                     18
     Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            39

                                    Part III
     Item 10 - Directors and Executive Officers of the Registrant                                               39
     Item 11 - Executive Compensation                                                                           39
     Item 12 - Security Ownership of Certain Beneficial Owners and Management                                   40
     Item 13 - Certain Relationships and Related Transactions                                                   40
     Item 14 - Control and Procedures                                                                           40

                                     Part IV
     Item 15 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K                            41

     Signatures                                                                                                 42

     Certifications                                                                                             43

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 2002 Commission file number 33-30427
--------------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

              California                                   94-3094928
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification)
   incorporation or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA              94063
--------------------------------------------------------------------------------
(address of principal executive offices)                    (zip code)

Registrant's telephone number including area code           (650) 365-5341
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

YES               XXXX                             NO
--------------------------                         -------------------------

     Through December 31, 2002, the limited partnership Units purchased by non-affiliates was 119,983.59 Units computed at $100.00 a Unit for $11,998,359. The offering was closed on September 30, 1992.

Documents incorporated by reference:

     Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and
IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

                                     Part I


Item 1 - Business

     Redwood Mortgage Investors VII, a California limited partnership (the "Partnership"), was organized in 1989 of which Michael R. Burwell and Gymno Corporation, a California corporation, are the general partners. The address of the Partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The Partnership's objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which limited partners may elect to
(a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and
(ii) preserve and protect the Partnership's capital. The Partnership's general business is more fully described under the section entitled "Investment Objectives and Criteria" pages 26-31 of the Prospectus, which is incorporated by reference.

     Originally, 60,000 Units were offered on a "best efforts" basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the general partners increased the number of Units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992. The offering closed on September 30, 1992, and the limited partners contributed capital totaled $11,998,359 of an approved $12,000,000 issue, in Units of $100 each. At that date all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom) was filed on September 21, 1992.

     The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989. At December 31, 2002, the Partnership had a balance in its secured loans portfolio totaling $6,423,984 with interest rates thereon ranging from 6.125% to 13.00%.

     Currently, loans secured by First Trust Deeds comprise 50.90% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 45.76% and Third Trust Deeds of 3.34%. Owner-occupied homes combined with non-owner occupied homes total 25.10% of the secured loans. Commercial loans origination decreased from last year, now comprising 63.87% of the secured portfolio, a decrease of 1.31%. Loans to apartments totaled 11.03%. Of the total secured loans, 52.18% are in six counties of the Bay Area. The County of Stanislaus makes up 41.38% of the loans. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans are primarily in Northern California. Loan size decreased the past year, and is now averaging $256,959 per loan, a decrease of $23,352. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 34.14%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio is in good condition with two properties in foreclosure as of December 2002.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the year the Partnership acquired one piece of real estate property through foreclosure. To protect its own assets and reduce liability, it subsequently transferred the title to a newly formed LLC, Stockton Street Property Company, LLC. The Partnership owns a minority interest of 34% together with another partnership, an affiliate of the general partners, the other investor in the foreclosed loan, who owns the majority interest of 66% and participated in the original loan. The LLC is further discussed under Notes to Financial Statements (Note 6).

Competition and General Economic Conditions

     The Partnership's major competitors in providing mortgage loans are banks, savings and loan associates, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the general partners generate all of their loans. The general partners have been in the business of making or investing in mortgage loans in Northern California since 1978 and have developed a quality reputation and recognition within the field.

     Mortgage interest rates have fallen during the last 18 to 24 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low rates of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at attractive interest rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continued slowing economy, and a continued low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Loan Portfolio

     A summary of the Partnership's secured loan portfolio as of December 31, 2002 is set forth below.

Secured Loans as a Percentage of Appraised Values

   First Trust Deeds                                                  $3,269,897
   Appraised Value of Properties                                       4,618,205
                                                                ----------------
     Total Investment as a % of Appraisal                                 70.80%
                                                                ================

   First Trust Deeds                                                  $3,269,897
   Second Trust Deed Loans                                             2,939,753
   Third Trust Deed Loans                                                214,334
                                                                ----------------
                                                                       6,423,984
   Priority positions due other Lenders
       First Trust Deeds due other Lenders                             4,097,086
       Second Trust Deeds due other Lenders                            1,378,639
                                                                ----------------

   Total Debt                                                        $11,899,709
                                                                ================

     Appraised Property Value                                        $18,069,602
     Total Investments as a % of Appraisal                                65.86%
                                                                ================

   Number of Secured Loans Outstanding                                        25

   Average Investment                                                    256,959
   Average Investment as a % of Loans Outstanding                          4.00%
   Largest Investment Outstanding                                      1,000,000
   Largest Investment as a % of Loans Outstanding                         15.57%

   Secured Loans as a Percentage of Total Loans                        Percent
   ----------------------------------------------------            -------------
   First Trust Deeds                                                      50.90%
   Second Trust Deeds                                                     45.76%
   Third Trust Deeds                                                       3.34%
                                                                   -------------
   Total                                                                 100.00%

   Secured Loans by Type of Property                 Amount           Percent
   -----------------------------------------    ---------------    -------------
   Owner Occupied Homes                              $1,037,474           16.15%
   Non-Owner Occupied Homes                             575,051            8.95%
   Apartments                                           608,648           11.03%
   Commercial                                         4,202,811           63.87%
                                                ---------------    -------------

   Total                                             $6,423,984         100.00 %
                                                ===============    =============

     The following is a distribution of secured loans outstanding as of December 31, 2002 by Counties.

                                         Total Mortgage
   County                                 Investments                 Percent
   ---------------------------------    -----------------       ----------------

   Stanislaus                                  $2,658,350                 41.38%
   Alameda                                        891,400                 13.88%
   San Mateo                                      842,474                 13.11%
   Santa Clara                                    776,883                 12.09%
   San Francisco                                  511,932                  7.97%
   Sacramento                                     224,166                  3.49%
   Marin                                          195,000                  3.03%
   Contra Costa                                   134,879                  2.10%
   San Joaquin                                    100,000                  1.56%
   Shasta                                          77,485                  1.21%
   Sonoma                                          11,415                  0.18%
                                        -----------------       ----------------

   Total                                       $6,423,984                100.00%
                                        =================       ================


Statement of Condition of Loans:
         Number of Loans in Foreclosure     2

     Scheduled maturity dates of secured loans as of December 31, 2002 are as follows:

                         Year Ending
                         December 31,                 Amount
                      -------------------        -----------------
                             2003                      $3,095,300
                             2004                       1,014,056
                             2005                          40,125
                             2006                          96,716
                             2007                       1,662,819
                          Thereafter                      514,968
                                                 -----------------
                            Total                      $6,423,984
                                                 =================

     The scheduled maturities for 2003 include seven loans totaling approximately $2,401,294 past maturity at December 31, 2002. This represents 37.38% of the secured loan portfolio. Interest payments on 6 of these loans totaling $2,266,414 were categorized as delinquent over 90 days, which represents 35.28% of the Partnership's secured loan portfolio. Four of these loans were made to a developer who is in the process of selling part of his property. By the middle of 2003 the Partnership expects to receive the sale proceeds and at that time, depending on the magnitude of the proceeds, all loans will either be brought current or paid off. Several other borrowers were in process of refinancing their loans through other institutions, as this was an opportune time for them to do so and take advantage of the lower interest rate. Additionally, the Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.

     Overall, the loan portfolio had ten loans with principal outstanding of $3,009,927 where interest payments were overdue in excess of 90 days. The principal outstanding represents 46.85% of the Partnership's portfolio as of December 31, 2002.

     In addition, one loan with principal outstanding of $96,716 was considered impaired at December 31, 2002. That is, interest accruals are no longer recorded thereon. This represents 1.51% of the total loan portfolio.


Item 2 - Properties

     During 2002, the Partnership acquired the real estate security on one of its loans through foreclosure with another partnership, an affiliate of the general partners. It subsequently transferred its interest in the property to a newly formed LLC. The real estate security was seven condominium units. In order to sell these units, the Partnership was required to obtain a "White Report" from the Department of Real Estate. That report was obtained in February, 2003. Two of the condominiums were listed for sale in March, 2003. One of the seven units will require renovations estimated to cost approximately $230,000 and that work has currently commenced. The general partners have visited the property with real estate professionals, reviewed the appraisal and concluded that the collateral appears adequate to cover the collection of sums due. The Partnership's net investment at December 31, 2002 was $1,212,722.

     The Partnership also owns (through foreclosure) two other properties; a commercial property and the other land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment at December 31, 2002 is $62,733. Currently there is not an active market for land sale. The Partnership's net investment of $62,733 is less than 1% of Partnership assets. The general partners are offering the property for sale but there has been little activity, although some negotiations have ensued. The general partners believe that the property is worth considerably more than its net investment.

     Our final property is a commercial property located in Walnut Creek, California. The property is currently for sale. Management has set aside loss reserves, which they believe are adequate in amount to cover anticipated losses.


Item 3 - Legal Proceedings

     In the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect or recoup its investment from the real property secured by the deeds. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.


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


Item 6 - Selected Financial Data

Redwood Mortgage Investors VII began operations in December 1989.

     Financial condition and results of operation for the Partnership for five years to December 31, 2002 were:

                                 Balance Sheets
                                     Assets

                                                                           December 31,
                                      ----------------------------------------------------------------------------------------
                                           2002              2001              2000               1999               1998
                                       -------------    ---------------    --------------     --------------    ---------------

Cash                                     $1,057,845          $ 389,844         $ 269,000          $ 388,770          $ 461,544

Loans
   Loans, secured by deeds of trust       6,423,984         10,091,195        12,794,297         11,011,660         13,209,186
   Loans, unsecured                         216,770            173,731           188,421            163,085            242,493
   Less allowance for losses              (791,882)          (887,578)         (850,548)          (828,563)          (787,042)

Interest and other receivables
   Accrued interest and other fees          304,936            666,189           363,321            357,177            442,350
   Advances on loans                         17,230             50,665            29,825             31,669             39,733

Real estate owned ("REO"), net              683,136            872,133           816,094            307,931            397,396
Real estate owned in process                      -                  -                 -            525,510                  -
Investment in LLC                         1,212,722                  -                 -                  -                  -
                                       -------------    ---------------    --------------     --------------    ---------------
                                         $9,124,741        $11,356,179       $13,610,410        $11,957,239        $14,005,660
                                       =============    ===============    ==============     ==============    ===============


                        Liabilities and Partners' Capital


                                                                                 December 31
                                           ----------------------------------------------------------------------------------------
                                               2002              2001               2000              1999               1998
                                           -------------     --------------    --------------     --------------     --------------
Liabilities
  Note payable - bank                                 -        $ 1,907,000        $ 3,500,000         $ 800,000         $1,912,663
  Accounts payable and
     accrued expenses                             2,593             11,295              4,102            32,234             12,547
  Deferred interest                              37,704              2,322                  -           115,709            131,743
Payable to affiliate                             32,176              3,316                  -                 -                  -
                                           -------------     --------------    ---------------    --------------     --------------
                                                 72,473          1,923,933          3,504,102           947,943          2,056,953

Partners' capital
  General partners                               11,978             11,978             11,978            11,978             11,978
  Limited partners subject to
    redemption                                9,040,290          9,420,268         10,094,330        10,997,318         11,936,729
                                           -------------     --------------    ---------------    --------------     --------------
 Total partners capital                       9,052,268          9,432,246         10,106,308        11,009,296         11,948,707
                                           -------------     --------------    ---------------    --------------     --------------
                                             $9,124,741        $11,356,179        $13,610,410       $11,957,239        $14,005,660
                                           =============     ==============    ===============    ==============     ==============


                              Statements of Income

                                                                           December 31,
                                           ------------------------------------------------------------------------------------
                                               2002              2001             2000              1999             1998
                                           -------------     -------------    -------------     -------------    --------------

Gross revenue                                $1,078,186        $1,192,381       $1,437,964        $1,663,245        $1,657,728
Expenses                                        314,704           371,184          537,818           753,664           811,157
                                           -------------     -------------    -------------     -------------    --------------

Net income                                   $  763,482        $  821,197       $  900,146        $  909,581        $  846,571
                                           =============     =============    =============     =============    ==============

Net income to general partners (1%)               7,635             8,212            9,001             9,096             8,466
Net income to limited partners (99%)            755,847           812,985          891,145           900,485           838,105
                                           -------------     -------------    -------------     -------------    --------------
                                              $ 763,482        $  821,197       $  900,146        $  909,581        $  846,571
                                           =============     =============    =============     =============    ==============

Net income per $1,000 invested by limited partners for entire period:

   - where income is compounded
        and reinvested                              $85               $85              $85               $79               $67
                                           =============     =============    =============     =============    ==============

    - where partner receives
         income in monthly distributions            $82               $82              $82               $76               $65
                                           =============     =============    =============     =============    ==============


     The annualized yield for 1999 was 7.86%, for 2000 the annualized yield was 8.52%, and for 2001 the annualized yield was 8.50%, and the annualized yield for 2002 was 8.44%. Average annualized yield from inception through December 31, 2002, was 7.89%.

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

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral. If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances.

     Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

     Some of the information in the Form 10-K may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2002 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate to the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the affiliate to the general partner. In the past, the affiliate to the general partners has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated. o

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2000, 2001 and 2002 loan brokerage commissions paid by borrowers were $130,487, $84,137 and $24,661, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $110,713, $94,396 and $163,531 were incurred for the years ended December 31, 2000, 2001 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $38,400, $37,233 and $34,869 were incurred by the Partnership for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of December 31, 2002 and 2001, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the three years ended December 31, 2000, 2001 and 2002.

     On September 30, 1992, the Partnership had sold 119,983.59 Units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in Units of $100 each. As of that date, the offering was formally closed. At December 31, 2002, Partners' Capital totaled $9,052,268.

     The decline in interest revenues from $1,406,098 in 2000 to $1,172,474 in 2001 and to $1,037,717 in 2002 is primarily attributable to the reducing secured loan portfolio balance from $12,794,297 to $10,091,195 to $6,423,984 for the years 2000, 2001 and 2002, respectively. Significant reduction of the portfolio in 2002 represents principal pay-offs and pay-down on loans totaling $4,581,021, and one loan with a principal balance of $954,488 became REO versus funding of new loans of only $1,868,298.

     Late fee income was  $11,219 in 2000,  $8,495 in 2001 and  $24,920 in 2002.
The increase in 2002 mainly involves collection of additional late charges in excess of amounts recorded when some larger loans paid-off.

     Reduction in other income from $20,647 in 2000 to $11,412 in 2001 and to $15,549 in 2002 was mainly because of reduction in transfer fees received and reduction in interest on money market deposits.

     Mortgage Servicing fees were $110,713 in 2000, $94,396 in 2001 and $163,531 in 2002. The increase in 2002 is primarily attributable to additional servicing fees earned related to impaired loans. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     Reduction in interest expense on bank line of credit is because of lesser utilization of the credit facility in 2002. The Partnership used loan pay-off proceeds received at year end and paid down the line of credit to 0. The line of credit balances were $3,500,000, $1,907,000 and $0 at December 31, 2000, 2001
and 2002, respectively.

     Decrease in asset management fees from $38,400 in 2000 to $37,233 in 2001 and to $34,869 in 2002 was due to a decrease in limited partners' capital under management. Limited partners' capital balances were $10,094,330, $9,420,268 and $9,040,290 at December 31, 2000, 2001 and 2002, respectively.

     Increase in professional fees from $22,068 in 2000 to $23,868 in 2001 and to $40,158 in 2002 was due to increased costs and the timing of services provided in 2002 versus 2001 in relation to audit and tax return processing.

     No provision for losses on loans was required in 2002 as the general partners felt the allowance for loan losses of $791,882 as of December 31, 2002, was adequate to offset any potential loss in loans or real estate. A negative provision of ($20,039) in 2002 was due to loan loss recoveries during 2002. All other expenses ranged within the level expected by the general partners.

     During the year 2002 the Partnership's annualized yield on compounding accounts was 8.40% and on monthly distributing accounts it was 8.20%.

     During 2001, and through December 31, 2002, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate twelve times to 1.25%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 7% and 8% in 2003.

     Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2002, there were two properties in foreclosure. The principal amount of these foreclosures was $236,807.00. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.


Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the Real Estate Owned ("REO") expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of December 31, 2002, two notices of default are currently filed beginning the process of foreclosing two additional loans. The principal amounts of the two foreclosed loans total $236,807 or 3.69% of our loan portfolio. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $65,108 as of December 31, 2002. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of foreclosures and workout agreements existing at December 31, 2002, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $65,664, $37,371, and ($20,039), as provisions for losses on loans and real estate for the years ended December 31, 2000, 2001, and 2002, respectively. The provision for losses on loans and real estate was decreased by $263,393 to $65,664 in 2000, by $28,293 to $37,371 in 2001 and by
$57,410 to ($20,039) in 2002. These decreases reflect reduced expected REO anticipated losses in the various years and in 2002 that current reserves for losses are adequate to handle potential losses. If conditions change, the Partnership may again increase its provisions for loan losses.

     The Partnership makes loans primarily in Northern California. As of December 31, 2002, approximately 52.18%, ($3,352,568) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As of December 31, 2002, the Partnership had an average loan to value ratio computed as of the date the loan was made of 65.86%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2000, 2001, and 2002, the Partnership made distributions of earnings to limited partners after allocation of syndication costs of $454,386, $374,689, and $303,020, respectively. Distribution of Earnings to limited partners, which were not withdrawn after allocation of syndication costs for the years ended December 31, 2000, 2001 and 2002 were $436,759, $438,296, and
$452,827, respectively. As of December 31 2000, 2001 and 2002, limited partners electing to withdraw earnings represented 49%, 42% and 36% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the years ended December 31, 2000, 2001, and 2002, $179,343, $98,857, and $186,716 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2000, 2001, and 2002, respectively.

     Additionally, for the years ended December 31, 2000, 2001, and 2002, $1,250,291, $1,089,113, and $646,089, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Actual liquidation of both capital and earnings from year five (1994) through year thirteen (2002) is shown hereunder:

                            Years ended December 31,

                          Earnings                Capital
                         Liquidation         Liquidation           Total
                       ----------------    ---------------     ---------------

1994                          $ 263,206       *$   340,011         $   603,217

1995                          $ 270,760       *$   184,157         $   454,917

1996                          $ 336,341       *$   722,536         $ 1,058,877

1997                          $ 399,379       *$ 1,212,916         $ 1,612,295

1998                          $ 456,358       *$ 1,400,475         $ 1,856,833

1999                          $ 490,841       *$ 1,436,942         $ 1,927,783

2000                          $ 454,386       *$ 1,429,634         $ 1,884,020

2001                          $ 374,689       *$ 1,187,970         $ 1,562,659

2002                          $ 303,020       *$   832,805         $ 1,135,825

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

Current Economic Conditions.

     As contained in a collection of real estate statistics in the San Francisco Chronicle dated December 20, 2002 Bay Area home prices rose again in November 2002. The article states, "Despite a struggling economy, the median home price in the Bay Area in November rose 13% on a year-over-year basis, though the price has leveled since its all-time high this summer, a real estate information firm reported Thursday. Driven by historically low interest rates, the number of homes sold increased 24.4% between November 2001 and November 2002; however, that comparison is somewhat skewed given that sales plunged after September 11, 2001. The median home price in the nine Bay Area counties was $416,000 in November, compared with $368,000 last November, said DataQuick Information Systems in La Jolla (San Diego County). Compared with October, the median rose 2%, and the number of sales fell 12.8%. In July and August, the Bay Area median hit a record high $417,000. Last fall, in the wake of a sagging economy and the terrorist attacks, home prices and sales cooled considerably. But beginning in January, prices and sales shot up around the country as interest rates plummeted and consumers looked for an alternative to the gyrating stock market. At the same time, many economists have suggested a housing bubble is brewing and predict home prices may fall, particularly in expensive markets such as San
Francisco and Boston. The median price of a single-family home nationwide is $159,600, according to the National Association of Realtors. (DataQuick's figures include both single-family homes and condos.) `The days of rapid appreciation have ended,' said Ken Rosen, a real estate and economics professor at UC Berkeley. He noted that home prices have appreciated far faster than personal income in the Bay Area in recent years. `Next year, we may see a small rise (in home prices), but there could be some significant weakness if interest rates go up and the economy gets worse,' Rosen said. On the other hand, DataQuick researcher John Karevoll said he sees no evidence of a major price dip in the Bay Area despite an uptick in the number of notices of default, the first step in the foreclosure process. `Housing is in a fairly good state,' Karevoll said. `Default activity would have to double for it to be a concern.' The typical monthly mortgage payment Bay Area residents committed to in November was $1,843. The peak was $2,124 in May 2000. Marin County posted the highest median home price - $602,000 - in November. Solano County had the lowest median price - $291,000 - but it experienced the biggest year-over-year percentage price increase. In November 2001, the county's median was $247,000. The median is the price at which half of sales are above and half are below. Sales in Santa Clara County, where the high-tech tumble has pushed unemployment to 7.8%, showed the largest jump, from 1,284 last November to 1,894 last month. But that falls short of the county's typical November sales count of between 1,900 and 2,300. Re/Max real estate agent Bruce Scheer in Cupertino said DataQuick's numbers don't tell the whole story. Although sales in the county are up nearly 48% year over year, the number of homes on the market is up more than 60%. `There's a lot more inventory, and sales have slowed,' Scheer said, `I think people are worried that the economy is going to get worse, and they think that if they wait to sell their home, they'll get less for it.'"

     The San Francisco Chronicle dated December 20, 2002 further analyzed the home sale price by county comparing sales of November 2001 versus November 2002 as follows:

                                Homes sold              Percent                  Median*                 Percent
      County              Nov. `01      Nov. `02         Change         Nov. `01        Nov. `02         change
--------------------     -----------    ----------    -------------    -----------    -------------    ------------
Alameda                       1,309         1,771            35.3%           $352             $407           15.6%
Contra Costa                  1,464         1,599              9.2            308              352             4.3
Marin                           309           334              8.1            513              602            17.3
Napa                            159           171              7.5            341              398            16.7
San Francisco                   355           493             38.9            492              568            15.4
San Mateo                       531           620             16.8            490              522             6.5
Santa Clara                   1,284         1,894             47.5            421              446             5.9
Solano                          635           733             15.4            247              291            17.8
Sonoma                          598           650              8.7            319              342             7.2
                         ===========    ==========    =============    ===========    =============    ============
Bay Area                      6,644         8,265            24.4%           $368             $416           13.0%

*in thousands

     For the Partnership, these statistics imply that the values of the homes secured by mortgages should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     On the commercial scene, the San Francisco Business Times dated October 10, 2002 states "Grubb & Ellis has reported a slight decrease in office vacancy in San Francisco for the third quarter, breaking a two-year losing streak. The commercial real estate firm said vacancy dropped to 21.9% with 127,000 square feet of positive absorption. Colin Yasukochi, research director of Grubb & Ellis' San Francisco office, said office demand has turned positive for the first time in two years. He reported 1.3 million square feet of gross leasing activity in the quarter. The five biggest deals of the quarter:

o Zurich Insurance took 77,000 square feet at 560 Mission street;
o Gensler Architecture signed a 57,000-square-foot lease at 2 Harrison Street;
o Law firm Clifford Chance opening its Bay Area headquarters at One market with 47,000 square feet;
o Bank of the West and PayMap each signed leases of at least 50,000 square feet.

     `The sustained gross leasing activity bodes well for more positive news in the fourth quarter,' Yasukochi said. `However, over 650,000 square feet of mostly vacant new space scheduled for delivery in that same quarter will likely cause vacancy to rise.' He predicts a sustained recovery is two to three years away."

     To the Partnership, stabilizing vacancy rates may mean that we are at the vacancy rate bottom. High levels of space exist, and as tenants leases expire they may be able to negotiate lower rental rates. This could lead to lower cash flows for owners, which may mean we could experience higher delinquencies or foreclosures on commercial properties.

     On or about March 19, 2003, the United States entered into an armed conflict with Iraq. While the general partners do not anticipate that this conflict will affect the real estate market in Northern California, a prolonged military conflict could have adverse effects on the economy of the United States, which could eventually impact the local real estate market.


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and a note payable on our line of credit as of December 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2002:

                                 2003         2004         2005         2006        2007      Thereafter      Total
                             ------------- ------------ ------------ ----------- ------------ ------------ -------------
Interest earning assets:
Money market accounts          $1,013,637                                                                    $1,013,637
Avg. interest rate                  1.00%                                                                         1.00%
Loans secured by deeds
   Of trust                    $3,095,300    1,014,056       40,125      96,716    1,662,819      514,968    $6,423,984
Average interest rate              11.22%       10.62%        7.00%       6.50%        8.46%        7.75%        10.04%
Interest bearing
   liabilities:
Note payable to bank                    -                                                                             -
Average interest rate               4.50%                                                                         4.50%


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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of December 31, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

PORTFOLIO REVIEW - For the years ended December 31, 2000, 2001 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2000, 2001 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $8,493,000 (66.4%), $6,784,000 (67.2%), and $3,353,000 (52.2%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of December 31, 2000, approximately 14.6% ($1,863,000), was invested in loans secured by single family homes (1-4 units), approximately 20.2% ($2,590,000), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 41.3% ($5,286,000), was invested in loans secured by commercial properties, and approximately 23.9% ($3,055,000) was invested in loans secured by land. As of December 31, 2001, approximately, 20.4% ($2,058,000), was invested in loans secured by single family homes (1-4 units), approximately 15.5% ($1,563,000) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 32.5% ($3,280,000) was invested in loans secured by commercial properties, and approximately 31.6% ($3,190,000) was invested in loans secured by land. As of December 31, 2002, approximately, 25.1% ($1,612,000), was invested in loans secured by single family homes (1-4 units), approximately 9.5% ($709,000) was invested in loans secured by multi-family dwellings (apartments over 4 units), approximately, 31.8% ($2,046,000) was invested in loans secured by commercial properties, and approximately 33.6% ($2,057,000) was invested in loans secured by land.

     As of December 31, 2002, the Partnership held 25 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of December 31, 2002.

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                             As of December 31, 2002

                                      # of Loans            Amount               Percent
                                    ---------------    ------------------    -----------------

1st Mortgages                                   12           $ 3,270,000                  51%
2nd Mortgages                                   11             2,940,000                  46%
3rd Mortgages                                    2               214,000                   3%
                                    ===============    ==================    =================
  Total                                         25           $ 6,424,000                 100%

Maturing 12/31/03 and prior                     13           $ 3,095,000                  48%
Maturing prior to 12/31/04                       4             1,014,000                  16%
Maturing prior to 12/31/05                       1                40,000                   1%
Maturing after 12/31/05                          7             2,275,000                  35%
                                    ===============    ==================    =================
Total                                           25           $ 6,424,000                 100%

Average Loan                                                 $   257,000                   4%
Largest Loan                                                   1,000,000                  16%
Smallest Loan                                                     11,000                 0.2%
Average Loan-to-Value                                                                     66%


ASSET QUALITY

     A consequence of lending activities is that occasionally losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. Many of these factors are beyond the control of the general partners. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2002 the general partners have determined that the allowance for loan losses of $792,000 (8.7% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2002, 10 loans were delinquent over 90 days amounting to $2,401,000, which represents an increase of 34% of loans that were delinquent as of December 31, 2001.

Item 8 - Financial Statements and Supplementary Data


A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

o   Independent Auditors' Report
o   Balance Sheets - December 31, 2002, and December 31, 2001
o   Statements of Income for the years ended December 31, 2002, 2001 and 2000
o Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000
o   Statements of Cash Flows for the years ended December 31, 2002, 2001 and
    2000
o   Notes to Financial Statements


B - Financial Statement Schedules

     The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.



o   Schedule II - Valuation and Qualifying Accounts

o   Schedule IV - Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2002

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600




                          INDEPENDENT AUDITORS' REPORT


To the Partners
Redwood Mortgage Investors VII
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2002 and 2001 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                            ARMANINO McKENNA LLP

San Ramon, California
February 21, 2003

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 2002 and 2001

                                                      ASSETS

                                                                             2002                  2001
                                                                       ------------------    ------------------

     Cash and cash equivalents                                               $ 1,057,845            $  389,844
                                                                       ------------------    ------------------

     Loans
        Loans secured by deeds of trust                                        6,423,984            10,091,195
        Loans, unsecured, net of discount of $150,407 in 2002                    216,770               173,731
        Allowance for loan losses                                              (791,882)             (887,578)
                                                                       ------------------    ------------------
        Net loans                                                              5,848,872             9,377,348
                                                                       ------------------    ------------------

     Interest and other receivables
        Accrued interest and late fees                                           304,936               666,189
        Advances on loans                                                         17,230                50,665
                                                                       ------------------    ------------------
                                                                                 322,166               716,854
                                                                       ------------------    ------------------

     Investment in limited liability company                                   1,212,722                     -
                                                                       ------------------    ------------------

     Real estate held for sale, net                                              683,136               872,133
                                                                       ------------------    ------------------

        Total assets                                                         $ 9,124,741          $ 11,356,179
                                                                       ==================    ==================

                                         LIABILITIES AND PARTNERS' CAPITAL

     Liabilities
          Line of credit                                                     $         -          $  1,907,000
          Accounts payable                                                         2,593                11,295
          Payable to affiliate                                                    32,176                 3,316
          Deferred interest                                                       37,704                 2,322
                                                                       ------------------    ------------------
             Total liabilities                                                    72,473             1,923,933
                                                                       ------------------    ------------------

     Partners' capital
          Limited partners' capital, subject to redemption, 120,000 Units authorized in 2002 and 2001, 119,984 Units
            outstanding in 2002 and 2001                                       9,040,290             9,420,268
          General partners' capital                                               11,978                11,978
                                                                       ------------------    ------------------
             Total partners' capital                                           9,052,268             9,432,246
                                                                       ------------------    ------------------

             Total liabilities and partners' capital                         $ 9,124,741           $11,356,179
                                                                       ==================    ==================


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                          2002              2001              2000
                                                                     ----------------  ---------------   ----------------
Revenues

   Interest on loans                                                     $ 1,037,717      $ 1,172,474        $ 1,406,098
   Late fees                                                                  24,920            8,495             11,219
   Other                                                                      15,549           11,412             20,647
                                                                     ----------------  ---------------   ----------------
                                                                           1,078,186        1,192,381          1,437,964
                                                                     ----------------  ---------------   ----------------
Expenses
   Mortgage servicing fees                                                   163,531           94,396            110,713
   Interest expense                                                           54,724          128,224            257,640
   Clerical costs from Redwood Mortgage Corp.                                 30,572           38,313             27,032
   Asset management fees                                                      34,869           37,233             38,400
   Provisions for (recovery of) losses on loans and real estate             (20,039)           37,371             65,664
   Professional services                                                      40,158           23,868             22,068
   Other                                                                      10,889           11,779             16,301
                                                                     ----------------  ---------------   ----------------
                                                                             314,704          371,184            537,818

Net income                                                                 $ 763,482        $ 821,197          $ 900,146
                                                                     ================  ===============   ================

Net income
   General partners (1%)                                                   $   7,635        $   8,212          $   9,001
   Limited partners (99%)                                                    755,847          812,985            891,145

                                                                     ----------------  ---------------   ----------------
                                                                           $ 763,482        $ 821,197          $ 900,146
                                                                     ================  ===============   ================

Net income per $1,000 invested by limited partners for entire period
   Where income is reinvested and compounded                                 $    85          $    85            $    85
                                                                     ================  ===============   ================
   Where partner receives income in periodic distributions                   $    82          $    82            $    82
                                                                     ================  ===============   ================








The accompanying notes are an integral part of these financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2002, 2001 and 2000


                                                Limited Partners' Capital
                                     -------------------------------------------------
                                         Limited                          Total             General
                                        Partners'      Formation         Limited           Partners'          Total
                                         Capital          Loan          Partners'           Capital         Partners'
                                        Accounts       Receivable        Capital            Account          Capital
                                     --------------  ---------------  ----------------  ----------------  ---------------

Balances at December 31, 1999          $ 11,162,817     $ (165,499)     $ 10,997,318          $ 11,978     $ 11,009,296

 Collections on Formation Loan                    -          79,505           79,505                 -           79,505

 Net income                                 891,145               -          891,145             9,001          900,146

 Early withdrawal penalties                (15,107)          10,382          (4,725)                 -          (4,725)

 Partners' withdrawals                  (1,868,913)               -      (1,868,913)           (9,001)      (1,877,914)
                                     ----------------  ---------------  --------------  ---------------  ---------------

Balances at December 31, 2000             10,169,942        (75,612)       10,094,330            11,978       10,106,308

 Collections on Formation Loan                     -          71,460           71,460                 -           71,460

 Net income                                  812,985               -          812,985             8,212          821,197

 Early withdrawal penalties                  (7,908)           4,152          (3,756)                 -          (3,756)

 Partners' withdrawals                   (1,554,751)               -      (1,554,751)           (8,212)      (1,562,963)
                                     ---------------  ---------------  ---------------  ----------------  ---------------

Balances at December 31, 2001             9,420,268                -        9,420,268            11,978        9,432,246

 Net income                                 755,847                -          755,847             7,635          763,482

 Early withdrawal penalties                (11,619)                -         (11,619)                  -        (11,619)

 Partners' withdrawals                                                    (1,124,206)           (7,635)      (1,131,841)
                                         (1,124,206)               -
                                     ----------------  --------------  ---------------  -----------------  --------------
Balances at December 31, 2002            $ 9,040,290      $        -      $ 9,040,290          $ 11,978      $ 9,052,268
                                     ================  ==============  ===============  =================  ==============


The accompanying notes are an integral part of these financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                         2002               2001              2000
                                                                   ------------------  ---------------   ---------------
Cash flows from operating activities
Net income                                                                 $ 763,482        $ 821,197         $ 900,146
Adjustments to reconcile net income to net cash provided by
         operating activities
  Provisions for (recovery of) losses on loans and real estate              (20,039)           37,371            65,664
  Early withdrawal penalty credited to income                               (11,619)          (3,756)           (4,725)
         Change in operating assets and liabilities:
     Loans, unsecured                                                         45,292           14,690             5,082
     Accrued interest and late fees                                         (73,456)        (302,868)          (34,916)
     Advances on loans                                                      (47,216)         (20,840)             1,844
     Accounts payable                                                        (8,702)            7,193          (28,132)
     Payable to affiliate                                                     28,860            3,316                 -
     Deferred interest                                                        35,382            2,322         (115,709)

                                                                   ------------------  ---------------   ---------------
Net cash provided by operating activities                                    711,984          558,625           789,254
                                                                   ------------------  ---------------   ---------------

Cash flows from investing activities
  Principal collected on loans                                             4,569,574        6,123,575         5,324,620
  Loans originated                                                       (1,447,329)      (3,066,276)       (7,112,078)
  Payments for real estate                                                  (11,033)        (449,197)          (87,392)
  Proceeds from disposition of real estate                                         -           38,620            64,235
  Investments in limited liability company                                 (116,354)                -                 -
                                                                   ------------------  ---------------   ---------------
Net cash provided by (used in) investing activities                        2,994,858        2,646,722       (1,810,615)
                                                                   ------------------  ---------------   ---------------
Cash flows from financing activities
Borrowings (repayments) on line of credit, net                           (1,907,000)      (1,593,000)         2,700,000
Formation loan collections                                                         -           71,460            79,505
Partners' withdrawals                                                    (1,131,841)      (1,562,963)       (1,877,914)
                                                                   ------------------  ---------------   ---------------
Net cash (used in) provided by financing activities                      (3,038,841)      (3,084,503)
                                                                                                                901,591
                                                                   ------------------  ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                         668,001          120,844         (119,770)


Cash and cash equivalents at beginning of year                               389,844          269,000           388,770
                                                                   ------------------  ---------------   ---------------
Cash and cash equivalents at end of year                                 $ 1,057,845        $ 389,844         $ 269,000
                                                                   ==================  ===============   ===============
Supplemental disclosures of cash flow information
Cash payments for interest                                                 $  54,724        $ 128,224         $ 257,640
                                                                   ==================  ===============   ===============


The accompanying notes are an integral part of these financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


NOTE 1   ORGANIZATION AND GENERAL

     Redwood Mortgage Investors VII, (the "Partnership") is a California limited partnership organized on June 30, 1989. The general partners are Michael R. Burwell, an individual, and Gymno Corporation; a California corporation owned and operated on an equal 50/50% basis by Michael R. Burwell and by D. Russell Burwell, a former general partner. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

Term of the Partnership

     The Partnership is scheduled to terminate on December 31, 2029, unless sooner terminated as provided.


note 2   Summary of Significant Accounting Policies

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     Statement of Financial Accounting Standards Nos. 114 and 118 provide that if the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances. At December 31, 2002 and 2001, there were loans categorized as impaired by the Partnership of $96,716 and $889,439, respectively. In addition, the impaired loans had accrued interest and advances totaling $7,841 and $277,479 at December 31, 2002 and 2001, respectively. The reduction in carrying value of the impaired loans of $6,620 and $150,092 at December 31, 2002 and 2001, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $493,074, $890,018 and $687,563 for December 31, 2002, 2001 and 2000, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2   Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

     At December 31, 2002 and 2001, the Partnership had nine loans past due 90 days or more totaling $2,913,212 and $3,314,054 (45.35% and 32.84% of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2002 and 2001, as presented in Note 11, the average loan to appraised value of security at the time the loans were consummated was 65.86% and 60.66%, respectively. When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $1,246,754. Had the loans been current in accordance with their original terms and had they been outstanding throughout the entire year, the Partnership would have recognized gross interest income of $144,772 for 2002. The Partnership recognized $70,130 of income on the restructured loans for 2002.

Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses as of December 31, 2002 and 2001 was as follows:

                                            2002                   2001
                                      ------------------      ----------------
      Impaired loans                           $  6,620              $150,092
      Specified loans                           163,731                     -
      General                                   533,200               593,500
      Unsecured loans                            88,331               143,986
                                      ------------------      ----------------
                                               $791,882              $887,578
                                      ==================      ================

     Activity in the allowance for loan losses is as follows for the years ended December 31:

                                      2002            2001             2000
                                 -------------   --------------   --------------
 Beginning balance                    $887,578         $850,548         $828,563
 Provision for loan losses              20,394           37,371           25,160
 Recoveries                           (40,433)                -                -
 Restructures                         (64,210)                -                -
 Write-offs                           (11,447)            (341)          (3,175)
                                 -------------   --------------   --------------
                                      $791,882         $887,578         $850,548
                                 =============   ==============   ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2   Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

     The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be a cash equivalent.

Real estate held for sale

     Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

     In accordance with Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposition of Long Lived Assets," the Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value. During 2002, the Partnership transferred $200,030 from the allowance for loan losses to the allowance for losses on real estate held for sale.

Investment in limited liability company

     Investment in limited liability company is accounted for using the equity method. In 2002, the Company had a 34% interest in the Stockton Street Property Company, LLC (see Note 6).

Income taxes

     No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Net income per $1,000 invested

     Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners' pro rata share of partners' capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2002, 2001 and 2000, late fee revenue of $24,920, $8,495 and $11,219, respectively, were recorded. The Partnership has a late fee receivable at December 31, 2002 and 2001 of $13,320 and $0.

Reclassification

     Certain reclassifications, not affecting previously reported net income or total partners' capital, have been made to the previously issued financial statements to conform to the current year classification.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 2   Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2002 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and determining when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 is not anticipated to have any significant effect on the Partnership.


note 3   Other Partnership Provisions

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

Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Liquidity, capital withdrawals and early withdrawals

     There are substantial restrictions on transferability of Partnership Units and accordingly an investment in the Partnership is not liquid. Limited partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of Units.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 3   Other Partnership Provisions (continued)

Liquidity, capital withdrawals and early withdrawals (continued)

     After five years from the date of purchase of the Units, limited partners have the right to withdraw from the Partnership, on an installment basis. Generally this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner's capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

     The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership's capacity to return a limited partner's capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners' capital accounts outstanding at the beginning of any year shall be liquidated during any calendar year.


note 4   General Partners and Related Parties

     The following are commissions and fees which will be paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During 2002, 2001 and 2000, loan brokerage commissions paid by the borrowers were $24,661 and $84,137 and $130,487, respectively.

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $163,531, $94,396 and $110,713 were incurred for 2002, 2001 and 2000, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $32,176 and $3,316 at December 31, 2002 and 2001, respectively.

Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $34,869, $37,233 and $38,400 were incurred for 2002, 2001 and 2000, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 4   General Partners and Related Parties (continued)

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

Operating expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2002, 2001 and 2000, operating expenses totaling $30,572, $38,313 and $27,032, respectively, were reimbursed to Redwood Mortgage Corp.


note 5   Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2002 and 2001:

                                         2002                  2001
                                  -----------------     -----------------
 Costs of properties                    $1,263,222            $1,252,189
 Reduction in value                      (580,086)             (380,056)
                                  -----------------     -----------------
 Real estate held for sale               $ 683,136             $ 872,133
                                  =================     =================


note 6   Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC, which is owned 34% by the Partnership and 66% by an affiliate. Development costs are being capitalized; thus, there was no income or expense recognized by Stockton Street Property Company during 2002. During 2002, the LLC completed construction and now intends to sell the property. The Partnership expects to realize a profit from the venture.

     Summarized financial information of the LLC at December 31, 2002 is as follows:

      Assets                                 $1,814,186
      Liabilities                             (601,464)
                                      ------------------

      Total                                  $1,212,722
                                      ==================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 7   Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of December 31, 2002 and 2001 were $0 and $1,907,000, respectively; the interest rate was 4.50% (4.25% prime + .25%) at December 31, 2002. This line of credit expires May 1, 2003 and requires the Partnership to meet certain financial covenants. As of December 31, 2002, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance then outstanding would be converted to a three-year term loan.


note 8   Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of the Partnership capital:

                                                  2002                  2001
                                             ---------------      --------------
 Partners' capital per financial statements     $ 9,052,268          $9,432,246
 Allowance for loan losses                          791,882             887,578
 Allowance for real estate losses                   580,086             380,056
                                             ---------------      --------------
 Partners' capital tax basis                    $10,424,236         $10,699,910
                                             ===============      ==============


     In 2002 and 2001, approximately 69% and 68%, respectively, of taxable income was allocated to tax exempt organizations (i.e., retirement plans). Such organizations generally do not have to file income tax returns.


note 9   Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans had a carrying value of $6,423,984 and $10,091,195, at December 31, 2002 and 2001, respectively. The fair value of these loans of $6,030,669 and $10,107,321, respectively was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 10   Non-cash Transactions

     During 2002, the Partnership foreclosed on one property and transferred its interest into a LLC (see Note 6), which resulted in an increase in investments of $1,096,368 and a decrease in loans receivable, accrued interest and advances of $954,488, $88,913 and $52,967, respectively.

     During 2002, the Partnership restructured four loans that resulted in an increase to loans receivable and the allowance for loan losses of $420,969 and $47,489, respectively, and a decrease to accrued interest and advances of $345,796 and $27,684, respectively.

     During 2002, the Partnership originated two unsecured non-interest bearing loans, which resulted in an increase to unsecured loans of $238,738 and the allowance for loan losses of $88,331. The Partnership imputed interest on these loans at 10.5% per annum, which resulted in a decrease to unsecured loans and an increase to discount on loans of $150,407.


note 11   Asset Concentrations and Characteristics

     The loans are secured by recorded deeds of trust. At December 31, 2002 and 2001, there were 25 and 36 secured loans outstanding, respectively, with the following characteristics:

                                                                               2002                    2001
                                                                         ------------------      ------------------
      Number of secured loans outstanding                                               25                      36
      Total secured loans outstanding                                           $6,423,984            $ 10,091,195

      Average secured loan outstanding                                           $ 256,959              $  280,311
      Average secured loan as percent of total                                       4.00%                   2.78%
      Average secured loan as percent of Partners' capital                           2.84%                   2.97%

      Largest secured loan outstanding                                          $1,000,000              $1,000,000
      Largest secured loan as percent of total                                      15.57%                   9.91%
      Largest secured loan as percent of Partners' capital                          11.05%                  10.60%

      Number of counties where security is located (all California)                     11                      11

      Largest percentage of loans in one county                                     41.38%                  31.92%

      Average secured loan to appraised value of security at time
         loan was consummated                                                       65.86%                  60.66%

      Number of secured loans in foreclosure                                             2                       2
      Amount of secured loans in foreclosure                                     $ 236,807               $ 216,493


                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 11   Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at December 31, 2002 and 2001:

                                                                     2002                    2001
                                                              --------------------     ------------------
  First trust deeds                                                   $ 3,269,897            $ 5,042,062
  Second trust deeds                                                    2,939,753              4,803,146
  Third trust deeds                                                       214,334                245,987
                                                              --------------------     ------------------
      Total loans                                                       6,423,984             10,091,195
  Prior liens due other lenders                                         5,475,725              9,318,486
                                                              --------------------     ------------------

      Total debt                                                     $ 11,899,709           $ 19,409,681
                                                              ====================     ==================

  Appraised property value at time of loan                           $ 18,069,602           $ 31,997,080

  Total investments as percent of appraisals                               65.86%                 60.66%

  Investments by type of property
      Owner occupied homes                                            $ 1,037,474             $  622,435
      Non-owner occupied homes                                            575,051              1,435,444
      Apartments                                                          708,648              1,563,214
      Commercial                                                        4,102,811              6,470,103
                                                              --------------------     ------------------

                                                                       $6,423,984           $ 10,091,195
                                                              ====================     ==================

     Scheduled maturity dates of secured loans as of December 31, 2002 are as follows:


      Year Ending December 31,
      --------------------------
               2003                                     $ 3,095,300
               2004                                       1,014,056
               2005                                          40,125
               2006                                          96,716
               2007                                       1,662,819
            Thereafter                                      514,968
                                                    ----------------

               Total                                    $ 6,423,984
                                                    ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000



note 11   Asset Concentrations and Characteristics (continued)

     The scheduled maturities for 2003 above include approximately $2,401,294 in 7 loans, which are past maturity at December 31, 2002. Interest payments on six of these loans with an aggregate principal balance of $2,266,414 were categorized as delinquent over 90 days.

     Cash deposits per bank at December 31, 2002 of $1,351,327 were in one bank. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $1,251,327. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit.

     The Partnership has a substantial amount of its loan receivable balance due from one borrower in 2002. This borrower accounted for approximately 22% of the loan balance at December 31, 2002.


note 12   Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2002. As of December 31, 2002 the Partnership had approximately two loans under workout agreements totaling $65,108.

Construction loans

     The Partnership has construction loans, which are at various stages of completion of the construction process at December 31, 2002. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2002, there were $8,837 of undistributed construction loans which will be funded by a combination of borrower interest payments, line of credit draw-downs and retirement of principal on current loans.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2002, 2001 and 2000


note 13   Selected Financial Information (Unaudited)

                                                                              Calendar Quarter
                                                  First           Second           Third           Fourth           Annual
                                               -------------    ------------    ------------    -------------    --------------
  Revenues
      2002 as previously stated                   $ 389,922       $ 278,648       $ 260,548        $ 226,946        $1,156,064
      Adjustment                                   (77,878)               -               -                -          (77,878)
                                               -------------    ------------    ------------    -------------    --------------
      2002 restated                                 312,044         278,648         260,548          226,946         1,078,186
      2001                                          349,061         291,342         261,312          290,666         1,192,381
      2000                                          307,831         356,247         362,586          411,300         1,437,964

  Expenses
      2002 as previously stated                     193,291          81,173          69,770           48,348           392,582
      Adjustment                                   (77,878)               -               -                -          (77,878)
                                               -------------    ------------    ------------    -------------    --------------
      2002 restated                                 115,413          81,173          69,770           48,348           314,704
      2001                                          137,576          84,453          58,231           90,924           371,184
      2000                                           74,265         128,581         140,617          194,355           537,818

  Net income allocated to general partners
      2002                                            1,966           1,975           1,908            1,786             7,635
      2001                                            2,115           2,069           2,031            1,997             8,212
      2000                                            2,336           2,276           2,220            2,169             9,001

  Net income allocated to limited partners
      2002                                          194,665         195,500         188,870          176,812           755,847
      2001                                          209,370         204,820         201,050          197,745           812,985
      2000                                          231,230         225,390         219,749          214,776           891,145

  Net income per $1,000 invested
    Where income is reinvested
          2002                                       $   21          $   21          $   21           $   22           $    85
          2001                                           21              21              21               22                85
          2000                                           21              21              21               22                85

    Where income is withdrawn
          2002                                           21              21              21               19                82
          2001                                           20              21              21               20                82
          2000                                           21              21              21               19                82


     The adjustments represent correction of amounts missposted to interest revenue and the provision for loan losses in the first quarter of 2002.

SCHEDULE II

                         REDWOOD MORTGAGE INVESTORS VII
                        VALUATION AND QUALIFYING ACCOUNTS

           Column A             Column B                   Column C                   Column D         Column E
          Description          Balance at                  Additions                 Deductions       Balance at
                                              ------------------------------------
                              Beginning of          (1)               (2)           Describe (a)    End of Period
                                 Period         Charged to         Charged to
                                                  Costs &       Other accounts-
                                                 Expenses         Describe (b)
     ---------------------- ----------------- ---------------- ------------------- --------------- -----------------
     Year Ended
     12/31/02

     Deducted from asset accounts:

     Allowance for
       doubtful accts              $ 887,578       $ (20,039)          $ (64,210)      $ (11,447)         $ 791,882

     Cumulative
       write-down of
       Real Estate held
       for sale (REO)              $ 380,056           $    0           $ 200,030          $    0         $ 580,086
                            ----------------- ---------------- ------------------- --------------- -----------------

     Total                        $1,267,634       $ (20,039)           $ 135,820      $ (11,447)        $1,371,968
                            ================= ================ =================== =============== =================


(a) Represents write-offs on loans.

(b) Represents restructure of loans.

SCHEDULE IV

                         REDWOOD MORTGAGE INVESTORS VII
                          MORTGAGE LOANS ON REAL ESTATE
                         RULE 12-29 LOANS ON REAL ESTATE
                                DECEMBER 31, 2002

      Col. A   Col. B    Col. C      Col. D     Col. E      Col. F       Col. G      Col. H    Col. I   Col. J
     Descrip. Interest   Final       Period      Prior     Face Amt.    Carry Amt. Principal    Type   Geographic
               Rate     Maturity     Payment     Liens     Mortgage     Mortgage   or interest  Lien    Location
                                                                                     Amount
                                                                                   Delinquent
------------------------------------------------------------------------------------------------------------------
      Apts.   12.00%   8/1/2003    $ 4,400     $     -   $ 720,000    $ 440,000     $ 52,800   1st   San Francisco
      Apts.   10.50%   06/01/03        875           -     100,000      100,000            -   1st   San Joaquin
      Apts.    6.50%   05/01/06        541      89,904      75,000       96,716       34,072   2nd   Sacramento
      Apts.    7.00%   02/10/05        234      80,250      40,125       40,125            -   2nd   San Francisco
      Apts.   12.50%   04/01/02        120     440,000      31,884       31,807       35,460   2nd   San Francisco
      Comm.    9.00%   05/10/02        671           -      83,333       77,485            -   1st   Shasta
      Comm.    7.00%   07/01/02      1,131           -     146,667      134,880      134,880   1st   Contra Costa
      Comm.   10.00%   12/01/03        471           -      53,636       53,309            -   1st   Stanislaus
      Comm.   10.00%   07/01/11      1,995           -     219,538      216,529            -   1st   Santa Clara
      Comm.    7.50%   02/28/07      3,206           -     513,000      560,354            -   1st   Santa Clara
      Comm.    7.50%   02/28/07      4,290           -     686,400      686,400            -   1st   Alameda
      Comm.   13.00%   11/01/02      2,221     310,381     205,000      205,000      220,546   2nd   Alameda
      Comm.   10.00%   12/01/01        105      82,723      11,919       11,797          732   2nd   Stanislaus
      Land     8.00%   12/01/04        900           -     135,000      127,450            -   1st   Sacramento
      Land    11.00%   01/01/01      9,167     201,686   1,000,000      773,510      824,851   2nd   Stanislaus
      Land    11.00%   07/01/01      9,167     137,737   1,000,000    1,000,000    1,064,167   2nd   Stanislaus
      Land    11.50%   07/01/01      1,753   1,000,000     182,927      182,927      195,198   2nd   Stanislaus
      Land    11.00%   11/01/00        783   1,141,690      85,366       73,171       92,734   3rd   Stanislaus
      Res.     8.00%   09/30/03         90           -      12,226       11,415            -   1st   Sonoma
      Res.     6.13%   08/01/32      1,823           -     300,000      298,439            -   1st   San Mateo
      Res.    11.00%   09/01/04      5,167           -     563,636      563,636            -   1st   Stanislaus
      Res.    11.00%   11/01/04      1,238     553,179     130,000      127,969            -   2nd   San Mateo
      Res.    11.00%   02/01/04      1,788     348,257     195,000      195,000        7,150   2nd   Marin
      Res.    11.00%   09/01/07      2,619     415,386     275,000      274,902            -   2nd   San Mateo
      Res.    12.00%   03/01/06        810     674,532     130,000      141,163            -   3rd   San Mateo
                            -------------------------------------------------------------
      Total                        $55,561  $5,475,725  $6,895,657   $6,423,984   $2,662,590
                            =============================================================

     Notes: Loans classified as `impaired loans' had principal balances totaling $96,716 at December 31, 2002. Impaired loans are defined as loans where the carrying value of related balances exceeds the anticipated fair value less costs to collect. Accrued interest is no longer recorded thereon. Amounts reflected in column G (carrying amount of loans) represents both costs and the tax basis of the loans.

                                   SCHEDULE IV

Reconciliation of carrying amount (cost) of secured loans at close of periods

                                                                 Year ended December 31,
                                              ---------------------------------------------------------------

                                                   2002                   2001                    2000
                                              ----------------        --------------         ----------------

Balance at beginning of year                      $10,091,195           $12,794,297              $11,011,660
                                              ----------------        --------------         ----------------
Additions during period:
New loans                                           1,447,329             3,065,934                7,112,078
Other                                                 420,969               354,538                        -
                                              ----------------        --------------         ----------------
                  Total Additions                   1,868,298             3,420,472                7,112,078
                                              ----------------        --------------         ----------------

Deduction during period:
Collections of principal                            4,569,574             6,123,574                5,324,620
Foreclosures                                          954,488                     -                        -


Other                                                  11,447                     -                    4,821
                                              ----------------        --------------         ----------------
                  Total Deductions                  5,535,509             6,123,574                5,329,441
                                              ----------------        --------------         ----------------

Balance at close of year                           $6,423,984           $10,091,195              $12,794,297
                                              ================        ==============         ================

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III


Item 10 - Directors and Executive Officers of the Registrant

     The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the two general partners, one of whom is an individual, Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of the two shareholders of Gymno Corporation, a California corporation, and has a 50% interest in the corporation.


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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2002. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

     Entity Receiving Compensation       Description of Compensation and Services Rendered                Amount
     I.  Redwood Mortgage Corp.          Mortgage Servicing Fee for servicing loans.......................$165,531

     General Partners &/or Affiliates    Asset Management Fee for managing assets..........................$34,869

     General Partners                    1% interest in profits.............................................$7,635


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

     Redwood Mortgage Corp.    Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loans paid by the borrowers and not by the Partnership.................................$24,661

     Redwood Mortgage Corp.    Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees payable by the borrowers and not by the Partnership..........................................$1,767

     Gymno Corporation         Reconveyance Fee....................................................................$364

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $30,572


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The general partners are to own an aggregate total of 1% of the Partnership including a 1% portion of income and losses.


Item 13 - Certain Relationships and Related Transactions

     Refer to footnotes 3 and 4 of the Notes to Financial  Statements in Part II
item 8, which describes related party fees and data.

     Also refer to the Prospectus dated October 20, 1989 (incorporated herein by reference) on page 12 "Compensation of General Partners and Affiliates" and page 14 "Conflicts of Interest".


Item 14 - Controls and Procedures

     Based on their evaluation of the effectiveness of the Partnership's disclosure controls and procedures, as of a date within 90 days prior to the date of the filing of this report, the President and Chief Financial Officer of Gymno Corporation, the Partnership's corporate general partner, has concluded that the Partnership's disclosure controls and procedures are effective and sufficient to ensure that the Partnership record, process, summarize, and report information required to be disclosed in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of such evaluation, there have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part IV


Item 15 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

A      Documents filed as part of this report are incorporated:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March 2003.

REDWOOD MORTGAGE INVESTORS VII


          By: /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner

          By:     /S/ Michael R. Burwell
                  --------------------------------------------------
                  Michael R. Burwell, President, Secretary & Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March 2003.

Signature                             Title                          Date


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell               General Partner                 March 31, 2003


/S/ Michael R. Burwell
-------------------------
Michael R. Burwell         President, Secretary & Chief          March 31, 2003
                            Financial Officer of Gymno
                          Corporation (Principal Financial
                              and Accounting Officer);
                         Director of Gymno Corporation

                                                                    Exhibit 99.1

                          GENERAL PARTNER CERTIFICATION


I, Michael R. Burwell, General Partner of the Partnership, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
----------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 31, 2003

                                                                   Exhibit 99.2

               PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that:

     1. I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael R. Burwell
--------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2003