Form 10-Q
period 2003-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2003-05-15
CIK 854092

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarterly Period Ended                            March 31, 2003
 -------------------------------------------------------------------------------
     Commission file number                                 33-30427
 -------------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VII, a California Limited Partnership
 -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

          California                                       94-3094928
 -------------------------------------------------------------------------------
  (State or other jurisdiction of                        I.R.S. Employer
   incorporation of organization)                       Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
 -------------------------------------------------------------------------------
                    (address of principal executive office)

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

    YES                      NO                      NOT APPLICABLE       X
         ------------            -------------                       -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2003 and DECEMBER 31, 2002 (unaudited)

                                     ASSETS

                                                                         March 31,           December 31,
                                                                            2003                 2002
                                                                      -----------------     ----------------

Cash                                                                        $  259,681          $ 1,057,845
                                                                      -----------------     ----------------
Loans
   Loans, secured by deeds of trust                                          7,272,410            6,423,984
   Loans, unsecured                                                            213,174              216,770
                                                                      -----------------     ----------------
                                                                             7,485,584            6,640,754
   Less allowance for loan losses                                            (769,510)            (791,882)
                                                                      -----------------     ----------------
     Net loans                                                               6,716,074            5,848,872
                                                                      -----------------     ----------------
Interest and other receivables
   Accrued interest                                                            366,125              304,936
   Advances on loans                                                            19,405               17,230
                                                                      -----------------     ----------------
     Total interest and other receivables                                      385,530              322,166
                                                                      -----------------     ----------------
Investment in limited liability company                                      1,273,543            1,212,722
                                                                      -----------------     ----------------
Real estate owned, held for sale                                               684,391              683,136
                                                                      -----------------     ----------------
Prepaid expenses                                                                 2,663                    -
                                                                      -----------------     ----------------
     Total assets                                                          $ 9,321,882          $ 9,124,741
                                                                      =================     ================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Line of credit                                                          $   250,000          $         -
   Accounts payable                                                              6,718                2,593
   Payable to affiliate                                                         40,577               32,176
   Deferred interest                                                                 -               37,704
                                                                       ----------------      ---------------
     Total liabilities                                                         297,295               72,473
                                                                       ----------------      ---------------
Partners' capital
   Limited partners' capital, subject to redemption                          9,012,782            9,040,290
   General partners' capital                                                    11,805               11,978
                                                                       ----------------      ---------------
     Total partners' capital                                                 9,024,587            9,052,268
                                                                       ----------------      ---------------
     Total liabilities and partners' capital                               $ 9,321,882          $ 9,124,741
                                                                       ================      ===============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 --------------------------------------

                                                                       2003                 2002
                                                                 -----------------    -----------------
Revenues
   Interest - on loans                                                  $ 164,099            $ 295,152
   Interest - interest bearing accounts                                     1,570                1,085
   Late charges                                                             6,627                4,500
   Other income                                                             1,010               11,307
                                                                 -----------------    -----------------
                                                                          173,306              312,044
                                                                 -----------------    -----------------
Expenses
   Mortgage servicing fees                                                 16,154               51,667
   Interest on note payable - bank                                            169               22,227
   Clerical costs through Redwood   Mortgage Corp.                          6,485                8,014
   Asset management fees                                                    8,517                8,881
   Provisions for losses on loans and real estate                        (22,372)                5,731
   Professional services                                                   17,318               16,235
   Printing, supplies and postage                                           1,586                1,235
   Other                                                                    1,204                1,423
                                                                 -----------------    -----------------
                                                                           29,061              115,413
                                                                 -----------------    -----------------
Net income                                                              $ 144,245            $ 196,631
                                                                 =================    =================

Net income:  To general partners (1%)                                       1,442                1,966
             To limited partners (99%)                                    142,803              194,665
                                                                 -----------------    -----------------
                                                                        $ 144,245            $ 196,631
                                                                 =================    =================

Net income per $1,000 invested by limited partners for
  entire period
    -where income is reinvested and compounded                          $      16            $      21
                                                                 =================    =================
    -where partner receives income in monthly distributions             $      16            $      21
                                                                 =================    =================


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002(unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------

                                                                            2003                   2002
                                                                       ---------------        ---------------
Cash flows from operating activities
  Net income                                                             $    144,245           $    196,631
  Adjustments to reconcile net income to net cash provided by operating activities
  Provision for (recovery of) losses on loans and real estate                (22,372)                  5,731
  Early withdrawal penalty credited to income                                   (755)                (2,663)
  Change in operating assets and liabilities
        Accrued interest and advances on loans                               (63,364)                176,332
        Accounts payable and other liabilities                               (25,178)                 13,040
        Prepaid expenses                                                      (2,663)                      -
                                                                       ---------------        ---------------

Net cash provided by operating activities                                      29,913                466,949
                                                                       ---------------        ---------------
Cash flows from investing activities
  Principal collected on loans                                                446,574              1,040,727
  Loans originated                                                        (1,295,000)              (563,714)
  Payments for real estate held for sale                                      (1,255)                (1,801)
  Proceeds from sale of real estate held for sale                                   -                  2,565
  Investments in limited liability company                                   (60,821)                      -
  Proceeds from unsecured loans                                                 3,596                  3,750
                                                                       ---------------        ---------------

Net cash provided by (used in) investing activities                         (906,906)                481,527
                                                                       ---------------        ---------------
Cash flows from financing activities
  Net increase (decrease) in line of credit                                   250,000              (700,000)
  Partners withdrawals                                                      (171,171)              (330,172)
                                                                       ---------------        ---------------

Net cash provided by (used in) financing activities                            78,829            (1,030,172)
                                                                       ---------------        ---------------

Net decrease in cash                                                        (798,164)               (81,696)

Cash - beginning of year                                                    1,057,845                389,844
                                                                       ---------------        ---------------

Cash - end of period                                                          259,681                308,148
                                                                       ===============        ===============

Cash payments for interest                                               $        169           $     22,227
                                                                       ===============        ===============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 1 - General

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.


Note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At March 31, 2003 and December 31, 2002 there were loans categorized as impaired by the Partnership of $96,716 and $96,716, respectively. In addition, the impaired loans had accrued interest and advances totaling $7,841 and $7,841 at March 31, 2003 and December 31, 2002, respectively. The reduction in carrying value of the impaired loans of $6,620 and $6,620 at March 31, 2003 and December 31, 2002, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,716 and $493,074 for March 31, 2003 and December 31, 2002, respectively.

     At March 31, 2003 and December 31, 2002, the Partnership had nine loans past due 90 days or more totaling $3,034,446 and $2,913,212 (41.73% and 45.35%
of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2003 and December 31, 2002 was as follows:

                                             March 31,           December 31,
                                                2003                 2002
                                           ---------------      ----------------
      Impaired loans                            $   6,620            $    6,620
      Specified loans                             163,731               163,731
      General                                     510,828               533,200
      Unsecured loans                              88,331                88,331
                                           ---------------      ----------------
                                                $ 769,510            $  791,882
                                           ===============      ================

     Activity in the allowance for loan losses is as follows for the three months ended March 31, 2003 and year ended December 31, 2002:

                                              March 31,           December 31,
                                                 2003                 2002
                                           ---------------      ----------------
      Beginning balance                         $ 791,882            $  887,578
      Provision for loan losses                         -                20,394
      Recoveries                                 (22,372)              (40,433)
      Restructures                                      -              (64,210)
      Write-offs                                        -              (11,447)
                                           ---------------      ----------------
                                                $ 769,510            $  791,882
                                           ===============      ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 2 - Summary of Significant Accounting Policies (continued)

Income taxes

     No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Reclassifications

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

The following are commissions and fees, which will be paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During the three months through March 31, 2003 and 2002, loan brokerage commissions paid by the borrowers were $42,775 and $3,900, respectively.

Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $16,154 and $51,667 were incurred for the three months through March 31, 2003 and 2002, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $40,577 and $32,176 at March 31, 2003 and December 31, 2002, respectively.

Asset management fees

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $8,517 and $8,881 were incurred for the three months through March 31, 2003 and 2002, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 3 - General Partners and Related Parties (continued)

Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

Operating expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During the three months through March 31, 2003 and 2002, operating expenses totaling $6,485 and $8,014, respectively, were reimbursed to Redwood Mortgage Corp.


Note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2003 and December 31, 2002:

                                                March 31,          December 31,
                                                  2003                 2002
                                            ----------------     ---------------
      Costs of properties                       $ 1,264,477         $ 1,263,222
      Reduction in value                          (580,086)           (580,086)
                                            ----------------     ---------------
      Real estate held for sale                 $   684,391         $   683,136
                                            ================     ===============


Note 5 - Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC, which is owned 34% by the Partnership and 66% by an affiliate. Development costs are being capitalized; thus, there was no income or expense recognized by Stockton Street Property Company during the three months through March 31, 2003 and year 2002. During 2002, the LLC completed construction and now intends to sell the property. The Partnership expects to realize a profit from the venture.

     Summarized financial information of the LLC at March 31, 2003 and December 31, 2002 is as follows:

                                              March 31,           December 31,
                                               2003                  2002
                                          ----------------     -----------------
      Assets                                  $ 1,875,007           $ 1,814,186
      Liabilities                               (601,464)             (601,464)
                                          ----------------     -----------------
      Total                                   $ 1,273,543           $ 1,212,722
                                          ================     =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 6 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of March 31, 2003 and December 31, 2002 were $250,000 and $0, respectively; the interest rate was 4.50% (4.25% prime + .25%) at March 31, 2003. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. As of March 31, 2003, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance then outstanding would be converted to a three-year term loan.


Note 7 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $7,272,410 and $6,423,984, at March 31, 2003 and December 31, 2002, respectively. The fair value of these loans of $7,088,368 and $6,030,669, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


Note 8 - Asset Concentrations and Characteristics

     The loans are secured by recorded deeds of trust. At March 31, 2003 and December 31, 2002 there were 26 and 25 secured loans outstanding, respectively, with the following characteristics:

                                                                          March 31,          December 31,
                                                                             2003                2002
                                                                        ---------------     ----------------
     Number of secured loans outstanding                                            26                   25
     Total secured loans outstanding                                       $ 7,272,410          $ 6,423,984

     Average secured loan outstanding                                      $   279,708          $   256,959
     Average secured loan as percent of total                                    3.85%                4.00%
     Average secured loan as percent of Partners' capital                        3.09%                2.84%

     Largest secured loan outstanding                                      $ 1,000,000          $ 1,000,000
     Largest secured loan as percent of total                                   13.75%               15.57%
     Largest secured loan as percent of Partners' capital                       11.06%               11.05%
     Number of counties where security is located (all California)                  10                   11

     Largest percentage of loans in one county                                  36.55%               41.38%

     Average secured loan to appraised value of security at time
         loan was consummated                                                   62.11%               65.86%

     Number of secured loans in foreclosure                                          2                    2
     Amount of secured loans in foreclosure                                $   236,807          $   236,807

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 8 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at March 31, 2003 and December 31, 2002:

                                                March 31,           December 31,
                                                  2003                 2002
                                             --------------       --------------
  First trust deeds                            $ 3,562,581          $ 3,269,897
  Second trust deeds                             3,636,658            2,939,753
  Third trust deeds                                 73,171              214,334
                                             --------------       --------------
         Total loans                             7,272,410            6,423,984
  Prior liens due other lenders                  6,468,369            5,475,725
                                             --------------       --------------

         Total debt                            $13,740,779          $11,899,709
                                             ==============       ==============

  Appraised property value at time of loan     $22,121,579          $18,069,602

  Total investments as percent of appraisals        62.11%               65.86%

  Investments by type of property
       Owner occupied homes                    $   987,386          $ 1,037,474
       Non-owner occupied homes                    575,009              575,051
       Apartments                                1,508,648              708,648
       Commercial                                4,201,367            4,102,811
                                             --------------       --------------
                                               $ 7,272,410          $ 6,423,984
                                             ==============       ==============


     Scheduled maturity dates of secured loans as of March 31, 2003 are as follows:


           Year Ending December 31,
      -----------------------------------
                     2003                          $ 3,094,389
                     2004                              711,087
                     2005                              940,125
                     2006                               96,716
                     2007                            1,521,557
                  Thereafter                           908,536
                                               ----------------

                    Total                          $ 7,272,410
                                               ================

     The scheduled maturities for 2003 above include approximately $2,400,534 in 7 loans, which are past maturity at December 31, 2002. Interest payments on six of these loans with an aggregate principal balance of $2,266,414 were categorized as delinquent over 90 days.

     Cash deposits per bank at March 31, 2003 of $210,184 were in one bank. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $110,184. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit.

     The Partnership has a substantial amount of its loan receivable balance due from one borrower. This borrower accounted for approximately 25% of the loan balance at March 31, 2003.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (unaudited)


Note 9 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of March 31, 2003. As of March 31, 2003 the Partnership had two loans under workout agreements totaling $64,999.

Construction loans

     Periodically the Partnership has construction loans, which are at various stages of completion. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At March 31, 2003, all the construction loans were paid off.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2003 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. For the three months ended March 31 2003 and 2002, loan brokerage commissions paid by borrowers were $42,775 and $3,900, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $16,154 and $51,667 were incurred for the three months ended March 31, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $8,517 and $8,881 were incurred by the Partnership for the three months ended March 31, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of March 31, 2003 and 2002, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three months ended March 31, 2003 and 2002

     The net income decrease of $52,386 (26.64%) for the three months ended March 31, 2003 versus the three month period ended March 31, 2002 was due primarily to a decrease in interest earned on loans of $131,053(44.4%), an increase in interest-interest bearing accounts of $485 (44.70%), an increase in late charges of $2,127 (47.27%), and a decrease in other income of $10,297 (91.07%) offset by expense increases (decreases). Significant expense decreases for the three month period ended March 31, 2003 versus March 31, 2002 included lower mortgage servicing fees of $35,513, a decrease in the provision for losses on loans and real estate of $28,103, a decrease in interest expense of $22,058, and an increase in professional fees of $1,083.

     The decrease in interest on loans of $131,053 (44.4%) for the three months ended March 31, 2003 versus March 31, 2002 was due primarily to a reduction of the loan portfolio to $7,272,410 from $9,899,551, and a reduction in average portfolio interest rate as compared to the first quarter 2002.

     The decrease in interest on the line of credit of $22,058 (99.24%) for the three months ended March 31, 2003 versus March 31, 2002 is due to lower overall usage of the line of credit during the first quarter of 2003. The Partnership utilized its bank line of credit less during the first quarter of 2003 compared to the first quarter of 2002. The outstanding balances of $250,000 at March 31, 2003 versus $1,207,000 at March 31, 2002 are reflective of the overall lower credit line usage. Cash generated from interest earnings, late charges, amortization of principal and loan payoffs was utilized to pay down the credit line.

     The decrease in mortgage servicing fees of $35,513 (68.73%) for the three months ended March 31, 2003 versus March 31, 2002 is attributable to a decrease in loan portfolio to $7,272,410 from $9,899,551. In addition, higher mortgage servicing fees during the three months through March 31, 2002 was due to collection of servicing fees on impaired loans during the first quarter of 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     Loan loss recoveries of $22,372 occurred during the first quarter of 2003. No further provision was made as the general partners felt that the allowance for loan losses of $769,510 as of March 31, 2003 was more than adequate to offset any potential loss in loans or real estate.

     The decrease in asset management fees of $364 (4.10%) for the three months ended March 31, 2003 versus the respective period ended March 31, 2002 is due to a decrease in the partners' capital under management at March 31, 2003 and 2002 of $9,024,857 and $9,296,042, respectively.

     The increase in professional fees of $1,083 (6.67%) for the three months ended March 31, 2003 versus March 31, 2002 is due to timing of services provided in 2003 compared to 2002 in relation to its audit and tax return processing.

     Partnership capital continued to decrease as the limited partners capital declined due to both earnings distribution and capital liquidations. For the three months ended March 31, 2003 earnings and capital liquidated was $57,158 and $113,151, respectively versus $80,447 and $250,422, respectively for the corresponding period in 2002.

     At March 31, 2003, outstanding foreclosures remained at two ($236,807) from the two ($986,372) that existed at March 31, 2002. These foreclosures are a reflection of the difficult economic times at March 31, 2003 and March 31, 2002, yet are not unusual in the general partners' experience and we do not anticipate a reduction in net income due to these foreclosures.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $42,775 for the three months ended March 31, 2003 as compared to $3,900 for the three months ended March 31, 2002. The increase is due to more loans written in the three months ended March 31, 2003.

     During 2001, and through March 31, 2003, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate twelve times to 1.25%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during early 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6.75% and 7.30% in 2003.

     Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of March 31, 2003, there were two properties in foreclosure. The principal amount of these foreclosures was $236,807. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of March 31, 2003, two notices of default are currently filed beginning the process of foreclosing two additional loans. The principal amounts of the two foreclosed loans total $236,807 or 3.26% of our loan portfolio. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $64,999 as of March 31, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of foreclosures and workout agreements existing at March 31, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided ($22,372) and $5,731, as provisions for losses on loans and real estate for the three months ended March 31, 2003 and 2002, respectively. The reserve for losses on loans and real estate had a balance of $769,510 as of March 31, 2003. This balance reflects reduced expected loan or real estate anticipated losses in 2003 and that current reserves are adequate to handle potential losses. If conditions change, the Partnership may again increase its provisions for loan and real estate losses.

     The Partnership makes loans primarily in Northern California. As of March 31, 2003, approximately 57.77%, ($4,201,144) of the loans held by the Partnership were in the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As of March 31, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 62.11%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the three months ended March 31, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,201,144 (57.77%) and $6,485,539 (65.51%)
of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of March 31, 2003, approximately 21.48% ($1,562,396), was invested in loans secured by single family homes (1-4 units), approximately 20.75% ($1,508,648), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 28.11% ($2,044,309), was invested in loans secured by commercial properties, and approximately 29.66% ($2,157,057) was invested in loans secured by land. As of March 31, 2002, approximately 18.39% ($1,820,339), was invested in loans secured by single family homes (1-4 units), approximately 15.79% ($1,563,213) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 39.65% ($3,924,789) was invested in loans secured by commercial properties, and approximately 26.17% ($2,591,210) was invested in loans secured by land.

     As of March 31, 2003, the Partnership held 26 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2003:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2003

                               # of Loans           Amount             Percent
                              -------------     --------------      ------------

 1st Mortgages                         13          $3,562,581               49%
 2nd Mortgages                         12           3,636,658               50%
 3rd Mortgages                          1              73,171                1%
                              ============      ==============      ============
   Total                               26          $7,272,410              100%

 Maturing 12/31/03 and prior           13          $3,094,389               43%
 Maturing prior to 12/31/04             3             711,087               10%
 Maturing prior to 12/31/05             2             940,125               13%
 Maturing after 12/31/05                8           2,526,809               34%
                              ============      ==============      ============
   Total                               26          $7,272,410              100%

 Average Loan                                       $ 279,708                4%
 Largest Loan                                       1,000,000               14%
 Smallest Loan                                         11,373             0.16%
 Average Loan-to-Value                                                      62%


Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three months ended March 31, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $57,158 and $80,447, respectively. Distribution of Earnings to limited partners, which were not withdrawn for the three months ended March 31, 2003 and 2002 were $85,645 and $114,218, respectively. As of March 31, 2003 and 2002, limited partners electing to withdraw earnings represented 37%and 42% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the three months ended March 31, 2003 and 2002,
$9,440 and $33,291 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2003 and 2002, respectively.

     Additionally, for the three months ended March 31, 2003 and 2002, $103,711 and $217,131, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated February 21, 2003, Bay Area home sales slowed in January but prices rose. The article stated, "The torrid pace of home sales in the Bay Area cooled slightly in January, but the median price year-over-year rose nearly 9 %, a real estate information firm said Thursday. The median price of a house in the nine-county Bay Area was $404,000 in January, up 8.9% from the year-ago median of $371,000, but down 2.9% from the December median of $416,000. Last summer, the Bay Area median reached an all-time high of $417,000. The median is the midpoint; half of the sales prices in the month were below and half were above $404,000. A total of 6,944 houses and condos sold last month in the nine counties, down 0.7% from the 6,990 sold in January 2002. Sales dropped 19% in Napa, 2.1% in San Francisco and 7.6% in Santa Clara.

     Researchers at DataQuick in La Jolla (San Diego County) said the drop reflects stronger-than-expected sales in January 2002, when buyers who had fled the market after September 11 terrorist attacks returned, prompted largely by falling interest rates. The January 2002 sales figure was the highest for that month in a decade. `Everyone put things on hold (after Sept. 11), and several months later, people jumped back in,' said John Karevoll, DataQuick researcher. Although sales fell 19% in Napa County, the median price there jumped 31.1% to $405,000 - though Karevoll pointed out the county routinely has the fewest sales per month. In San Francisco, the median price rose 8.5% to $539,000. Santa Clara, hit hard by the dot-com bust, saw the smallest rise in median home price
- up 4.9% to $447,000. Economists are keeping a close eye on the housing market, one of the few bright sectors in an otherwise stormy economy. To some pundits, the Bay Area market, in particular, has raised red flags because home prices have continued to rise despite widespread layoffs and a beleaguered technology sector."


                                                January Home Sales
 ------------------------------------------------------------------------------------------------------------------

                               Sold*         Sold*          Pct.           Median           Median           Pct.
                              Jan. 02       Jan. 03        Change          Jan. 02         Jan. 03          Change
                             ----------    ----------    ------------    ------------    -------------    -----------
Alameda                          1,478         1,471           -0.5%        $358,000         $392,000           9.5%
Contra Costa                     1,319         1,392             5.5         309,000          355,000           14.9
Marin                              259           269             3.9         502,000          535,000            6.6
Napa                               163           132           -19.0         309,000          405,000           31.1
San Francisco                      375           367            -2.1         497,000          539,000            8.5
San Mateo                          581           541            -6.9         478,000          507,000            6.1
Santa Clara                      1,635         1,510            -7.6         426,000          447,000            4.9
Solano                             601           658             9.5         238,000          276,000           16.0
Sonoma                             579           604             4.3         297,000          343,000           15.5
Bay Area                         6,990         6,944            -0.7         371,000          404,000            8.9

*Sales include new and existing houses and condos.
Source: DataQuick Information Systems, www.dqnews.com

     For the Partnership, these statistics imply that the values of the homes secured by mortgages should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     In spite of the slowing economy, commercial lending opportunities exist which the Partnership may advantage itself of.

     According to the San Francisco Business Times of the week of January 3, 2003, the real estate market took its first steps on the long road back. The article states, "After back-to-back terrible years, the mere fact that 2003 is not likely to be worse counts as good news. The market seems to be at the bottom of the bottom and it may see a slight improvement in 2003. None of real estate's highly paid crystal ballers, including University of California, Berkeley's Ken Rosen, is predicting major improvement in 2003 because they don't see significant job creation. The uncertainty of war in the Middle East and continuing problems in high tech and travel, meanwhile, conspire to keep the lid on chances for a major recovery in 2003. That doesn't mean that there won't be major lease deals. Orrick Herrington & Sutcliffe will likely sign a 150,000-square-foot lease in San Francisco at either Foundry Square or 400 Sansome Street that will have more value than any lease signed throughout 2002 anywhere in the region.

     Commercial vacancy in San Francisco hovers around 20% while down on the harder hit Peninsula it is closer to 25%. Nobody dares calculate shadow space - those canyons of empty cubicles that corporations aren't using or subleasing. That space has to fill before companies absorb new space, a factor likely to further delay any recovery. New office building, which tends to lag a recovery in the leasing market, is still several years away, barring some plans by government agencies. `It will be another lean year with some pockets of activity in non-cyclical areas such as the nonprofits,' said Dave Klein, senior vice president of BT Commercial. `Education and nonprofits will suck up a lot of space, but demand from the big corporate office users will still be soft. We're at the bottom of the bottom now and after 10 consecutive quarters of negative absorption we could see some slight positive absorption by the end of the first quarter.'

     Major foreclosures have been noticeably absent thus far in the downturn thanks to microscopic interest rates. If landlords continue to have to carry empty buildings, bankruptcy courts could see more activity this year.

     To the Partnership, stabilizing vacancy rates may mean that we are at the vacancy rate bottom. High levels of space exist, and as tenant leases expire they may be able to negotiate lower rental rates. This could lead to lower cash flows for owners, which may mean we could experience higher foreclosures or delinquencies.

           Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and a note payable on our line of credit as of March 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2003:

                                    2003          2004        2005        2006        2007      Thereafter      Total
                                -------------- ----------- ----------- ----------- ------------ ------------ -------------
Interest earning assets:
Money market accounts              $    3,020                                                                  $    3,020
Average interest rate                   1.00%                                                                       1.00%
Loans secured by deeds
   of trust                        $3,094,390     711,086     940,125      96,716    1,521,557      908,536    $7,272,410
Average interest rate                  11.22%      10.46%       9.87%       6.50%        8.13%        8.73%         9.95%
Interest bearing
   liabilities:
Line of credit                     $  250,000                                                                  $  250,000
Average interest rate                   4.50%                                                                       4.50%

Market Risk.

     The Partnership's line of credit bears interest at a variable rate, tied to the prime rate. As a result, the Partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership's security for its loans.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of March 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2003 the general partners have determined that the allowance for loan losses of $769,510 (8.5% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2003, 9 loans were delinquent over 90 days amounting to $3,034,446.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the three months ended March 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                      Description of Compensation and Services Rendered                Amount
-------------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.      Loan Servicing Fee for servicing loan ...............................$16,154

    General Partners
       &/or Affiliates          Asset Management Fee for managing assets .............................$8,517

    General Partners            1% interest in profits ...............................................$1,442


II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)


Redwood Mortgage Corp.         Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loan paid by the borrowers and not by the Partnership......................$42,775

Redwood Mortgage Corp.         Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees paid by the borrowers and not by the Partnership .....................................$987

Gymno Corporation, Inc.        Reconveyance Fee..............................................................$180


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . $6,485

                                     PART 2
                                OTHER INFORMATION


 Item 1.      Legal Proceedings

                 The Partnership periodically is a defendant in various legal actions. Please refer to Note 9 of the Financial Statements.

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

 Item 6.      Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     (99.1) Certification of Michael R. Burwell, General Partner

                     (99.2) Certification of Michael R. Burwell, President,
                            Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

                 (b) Form 8-K

                     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May 2003.


REDWOOD MORTGAGE INVESTORS VII


By:   /S/ Michael R. Burwell
      -----------------------------------
      Michael R. Burwell, General Partner


By:   Gymno Corporation, General Partner


      By:  /S/ Michael R. Burwell
           ----------------------------------------------
           Michael R. Burwell, President,
           Secretary/Treasurer & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 15th day of May 2003.


       Signature                        Title                          Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                 General Partner                 May 15, 2003


/S/ Michael R. Burwell
------------------------
Michael R. Burwell          President, Secretary/Treasurer         May 15, 2003
                            of Gymno Corporation (Principal
                               Financial and Accounting
                              Officer); Director of Gymno
                                      Corporation

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 15, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 15, 2003

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
May 15, 2003

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 15, 2003