Form 10-Q
period 2003-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2003-08-14
CIK 854092

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For Quarterly Period Ended                      June 30, 2003
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

           YES       XX                             NO
               ----------------                        ----------------

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


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2003 and DECEMBER 31, 2002 (unaudited)


                                     ASSETS

                                                   June 30,        December 31,
                                                    2003               2002
                                                -------------     --------------

 Cash                                            $   233,831        $ 1,057,845
                                                -------------     --------------
 Loans
    Loans, secured by deeds of trust               6,937,320          6,423,984
    Loans, unsecured                                 211,969            216,770
                                                -------------     --------------
                                                   7,149,289          6,640,754
    Less allowance for loan losses                 (734,945)          (791,882)
                                                -------------     --------------
      Net loans                                    6,414,344          5,848,872
                                                -------------     --------------
 Interest and other receivables
    Accrued interest                                 380,501            304,936
    Advances on loans                                  6,283             17,230
                                                -------------     --------------
      Total interest and other receivables           386,784            322,166
                                                -------------     --------------
 Investment in limited liability company           1,352,277          1,212,722
                                                -------------     --------------
 Real estate owned, held for sale                    687,500            683,136
                                                -------------     --------------

      Total assets                               $ 9,074,736        $ 9,124,741
                                                =============     ==============


                        LIABILITIES AND PARTNERS' CAPITAL

 Liabilities

    Accounts payable                              $    4,102          $   2,593
    Payable to affiliate                              40,147             32,176
    Deferred interest                                      -             37,704
                                                -------------      -------------
      Total liabilities                               44,249             72,473
                                                -------------      -------------
 Partners' capital
    Limited partners' capital, subject to
       redemption                                  9,018,509          9,040,290
    General partners' capital                         11,978             11,978
                                                -------------      -------------
      Total partners' capital                      9,030,487          9,052,268
                                                -------------      -------------
      Total liabilities and partners' capital    $ 9,074,736        $ 9,124,741
                                                =============      =============







The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 and JUNE 30, 2002 (unaudited)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       --------------------------------------------------------------------

                                                           2003              2002              2003               2002
                                                       -------------     -------------      -------------     -------------
Revenues
   Interest - on loans                                  $   176,069       $   273,185        $   340,168       $   568,337
   Interest - interest bearing accounts                         572               695              2,142             1,780
   Late charges                                               6,001             1,349             12,628             5,849
   Other income                                               4,544             3,419              5,554            14,726
                                                       -------------     -------------      -------------     -------------
                                                            187,186           278,648            360,492           590,692
                                                       -------------     -------------      -------------     -------------
Expenses
   Mortgage servicing fees                                   17,147            44,658             33,301            96,325
   Interest on line of credit                                 1,156            12,366              1,325            34,593
   Clerical costs through Redwood
     Mortgage Corp.                                           6,008             7,674             12,493            15,688
   Asset management fees                                      8,505             8,754             17,022            17,635
   Provisions for losses on loans and real estate          (34,565)                 -           (56,937)             5,731
   Professional services                                     16,273             3,017             33,591            19,252
   Printing, supplies and postage                             2,683             3,858              4,269             5,093
   Other                                                      4,123               846              5,327             2,269
                                                       -------------     -------------      -------------     -------------
                                                             21,330            81,173             50,391           196,586
                                                       -------------     -------------      -------------     -------------
Net income                                              $   165,856       $   197,475        $   310,101       $   394,106
                                                       =============     =============      =============     =============

Net income:  To general partners (1%)                   $     1,659       $     1,975        $     3,101       $     3,941
             To limited partners (99%)                      164,197           195,500            307,000           390,165
                                                        $   165,856       $   197,475        $   310,101       $   394,106
                                                       =============     =============      =============     =============

Net income per $1,000 invested by limited
  partners for entire period
    -where income is reinvested and
      compounded                                             $16.31            $21.08             $34.30            $42.21
                                                       =============     =============      =============     =============
    -where partner receives income in monthly
      distributions                                          $16.22            $20.94             $33.82            $41.49
                                                       =============     =============      =============     =============





The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002(unaudited)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------

                                                                                 2003             2002
                                                                             -------------    -------------
    Cash flows from operating activities
      Net income                                                               $  310,101       $  394,106
      Adjustments to reconcile net income to net cash provided by operating activities
        Provision for (recovery of) losses on loans and real estate              (56,937)            5,731
        Early withdrawal penalty credited to income                               (1,057)          (5,982)
        Change in operating assets and liabilities
           Accrued interest and advances on loans                                (64,618)          412,132
           Accounts payable and other liabilities                                (28,224)          (7,193)
           Prepaid expenses                                                             -          (9,983)
                                                                             -------------    -------------

    Net cash provided by operating activities                                     159,265          788,811
                                                                             -------------    -------------

    Cash flows from investing activities
        Principal collected on loans                                            1,167,884        1,537,076
        Loans originated                                                      (1,681,220)        (710,262)
        Payments for real estate held for sale                                    (4,364)          (3,022)
        Proceeds from sale of real estate held for sale                                 -            2,565
        Investments in limited liability company                                (139,555)                -
        Proceeds from unsecured loans                                               4,801            7,500
                                                                             -------------    -------------

    Net cash provided by (used in) investing activities                         (652,454)          833,857
                                                                             -------------    -------------

    Cash flows from financing activities
        Net decrease in line of credit                                                  -      (1,000,000)
        Partners withdrawals                                                    (330,825)        (634,438)
                                                                             -------------    -------------

    Net cash used in financing activities                                       (330,825)      (1,634,438)
                                                                             -------------    -------------

    Net decrease in cash                                                        (824,014)         (11,770)

    Cash - beginning of year                                                    1,057,845          389,844
                                                                             -------------    -------------

    Cash - end of period                                                          233,831          378,074
                                                                             =============    =============

    Cash payments for interest                                                 $    1,325       $   34,593
                                                                             =============    =============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At June 30, 2003 and December 31, 2002 there were loans categorized as impaired by the Partnership in the total aggregate amount of $96,716 and $96,716, respectively. In addition, the impaired loans had accrued interest and advances totaling $7,841 and $7,841 at June 30, 2003 and December 31, 2002, respectively. The reduction in carrying value of the impaired loans of $6,620 and $6,620 at June 30, 2003 and December 31, 2002, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,716 and $493,074 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

     At June 30, 2003 and December 31, 2002, the Partnership had eight loans past due 90 days or more totaling $2,857,439 and $2,913,212 (41.19% and 45.35%
of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2003 and December 31, 2002 was as follows:

                                                  June 30,          December 31,
                                                    2003                2002
                                                -------------      -------------
      Impaired loans                              $    6,620         $    6,620
      Specified loans                                163,731            163,731
      General                                        476,263            533,200
      Unsecured loans                                 88,331             88,331
                                                -------------      -------------
                                                  $  734,945         $  791,882
                                                =============      =============

     Activity in the allowance for loan losses is as follows for the three months ended June 30, 2003 and the year ended December 31, 2002:

                                                  June 30,          December 31,
                                                    2003                2002
                                                -------------      -------------
      Beginning balance                           $  791,882         $  887,578
      Provision for loan losses                            -             20,394
      Recoveries                                    (56,937)           (40,433)
      Restructures                                         -           (64,210)
      Write-offs                                           -           (11,447)
                                                -------------      -------------
                                                  $  734,945         $  791,882
                                                =============      =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


note 3 - General Partners and Related Parties (continued)

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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2003 and December 31, 2002:

                                                June 30,           December 31,
                                                  2003                 2002
                                             --------------       --------------
        Costs of properties                   $  1,267,586          $ 1,263,222
        Reduction in value                       (580,086)            (580,086)
                                             --------------       --------------
        Real estate held for sale             $    687,500          $   683,136
                                             ==============       ==============


note 5 - Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC, which is owned 34% by the Partnership and 66% by an affiliate. Development costs are being capitalized; thus, there was no income or expense recognized by Stockton Street Property Company during the six months through June 30, 2003 and the year ended December 31, 2002. During 2003, the LLC completed construction and now intends to sell the property. The Partnership expects to realize a profit from the venture.

     Summarized financial information of the LLC at June 30, 2003 and December 31, 2002 is as follows:

                                                June 30,           December 31,
                                                 2003                 2002
                                             -------------        --------------
        Assets                                $ 1,950,701           $ 1,814,186
        Liabilities                             (598,424)             (601,464)
                                             -------------        --------------
        Total                                 $ 1,352,277           $ 1,212,722
                                             =============        ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


note 6 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of June 30, 2003 and December 31, 2002 were $0; and the interest rate was 4.25% (4.00% prime + .25%) at June 30, 2003. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. As of June 30, 2003, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, any balance then outstanding would be converted to a three-year term loan.


note 7 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $6,937,320 and $6,423,984, at June 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $6,710,931 and $6,030,669, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 8 - Asset Concentrations and Characteristics

     The loans are secured by recorded deeds of trust. At June 30, 2003 and December 31, 2002 there were 24 and 25 secured loans outstanding, respectively, with the following characteristics:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                        ---------------     ---------------
   Number of secured loans outstanding                                              24                  25
   Total secured loans outstanding                                        $  6,937,320        $  6,423,984

   Average secured loan outstanding                                       $    289,055        $    256,959
   Average secured loan as percent of total                                      4.17%               4.00%
   Average secured loan as percent of Partners' capital                          3.20%               2.84%

   Largest secured loan outstanding                                       $  1,000,000        $  1,000,000
   Largest secured loan as percent of total                                     14.41%              15.57%
   Largest secured loan as percent of Partners' capital                         11.07%              11.05%
   Number of counties where security is located (all California)                     9                  11

   Largest percentage of loans in one county                                    31.52%              41.38%

   Average secured loan to appraised value of security at time
       loan was consummated                                                     63.28%              65.86%

   Number of secured loans in foreclosure                                            2                   2
   Amount of secured loans in foreclosure                                 $    500,000        $    236,807

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


note 8 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at June 30, 2003 and December 31, 2002:

                                                June 30,           December 31,
                                                  2003                 2002
                                              --------------      --------------
  First trust deeds                             $ 3,179,518         $ 3,269,897
  Second trust deeds                              3,684,631           2,939,753
  Third trust deeds                                  73,171             214,334
                                              --------------      --------------
             Total loans                          6,937,320           6,423,984
  Prior liens due other lenders                   5,864,520           5,475,725
                                              --------------      --------------

             Total debt                         $12,801,840         $11,899,709
                                              ==============      ==============

  Appraised property value at time of loan      $20,230,341         $18,069,602

  Total investments as percent of appraisals         63.28%              65.86%

  Investments by type of property
       Owner occupied homes                     $   965,868         $ 1,037,474
       Non-owner occupied homes                     111,345             575,051
       Apartments                                 1,759,955             708,648
       Commercial                                 4,100,152           4,102,811
                                              --------------      --------------
                                                $ 6,937,320         $ 6,423,984
                                              ==============      ==============


     Scheduled maturity dates of secured loans as of June 30, 2003 are as follows:


            Year Ending December 31,
        ----------------------------------
                      2003                        $3,145,046
                      2004                           127,450
                      2005                           940,125
                      2006                            96,716
                      2007                         1,521,356
                   Thereafter                      1,106,627
                                                -------------

                      Total                       $6,937,320
                                                =============

     The scheduled maturities for 2003 above include approximately $2,368,129 in 6 loans, which are past maturity at June 30, 2003. Interest payments on five of these loans with an aggregate principal balance of $2,234,608 were categorized as delinquent over 90 days.

     Cash deposits per bank at June 30, 2003 of $323,750, before clearing deposits in transit and outstanding checks, were in one bank. The balance exceeded FDIC insurance limits (up to $100,000 per bank) by $223,750. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit.

     The Partnership has a substantial amount of its loan receivable balance due from one borrower. This borrower accounted for approximately 29% of the total Partnership loan balance at June 30, 2003.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (unaudited)


note 9 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of June 30, 2003 and December 31, 2002. As of June 30, 2003 the Partnership had three loans under workout agreements totaling $269,979.

Construction loans

     Periodically the Partnership makes construction loans. These projects are at various stages of completion. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At June 30, 2003, all the construction loans were paid off.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenue and expenses for the reporting period. Such estimates relate principally to the determination of
(1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The analysis of 2003 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $48,775 and $6,400 for the six months ended June 30, 2003 and 2002, and $6,000 and $2,500 for the three months ended June 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $33,301 and $96,325 were incurred for the six months ended June 30, 2003 and 2002, and $17,147 and $44,658 were incurred for the three months ended June 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $17,022 and $17,635 were incurred by the Partnership for the six months ended June 30, 2003 and 2002, and $8,505 and $8,754 were incurred for the three months ended June 30, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of June 30, 2003 and 2002, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

     Results of Operations - For the six and three months ended June 30, 2003 and 2002

     The net income decrease of $84,005 (21.32%) for the six months, and $31,619 (16%) for the three months ended June 30, 2003 versus June 30, 2002 was due primarily to a decrease in interest earned on loans of $228,169 (40%) for the six months and $97,116 (36%) for the three months, an increase in late charges of $6,779 (116%) for the six months and $4,652 (345%)for the three months, and a decrease in other income of $9,172 (62%) for the six months and an increase of $1,125 (33%) for the three months; offset by expense increases/decreases. Significant expense decreases for the six and three month period ended June 30, 2003 versus June 30, 2002 included lower mortgage servicing fees of $63,024 for the six months and $27,511 for the three months, a decrease in the provision for losses on loans and real estate of $62,668 for the six months and $34,565 for the three months, a decrease in interest expense of $33,268 for the six months and $11,210 for the three months, and an increase in professional fees of $14,339 for the six months and $13,256 for the three months.

     The decrease in interest on loans of $228,169 (40%) for the six months, and $97,116 (36%) for the three months ended June 30, 2003 versus June 30, 2002 was due primarily to a reduction of the loan portfolio to $6,937,320 from $9,522,503, and a reduction in average portfolio interest rate as compared to the first half of 2002.

     The decrease in interest on the line of credit of $33,268 (96%) for the six months, and $11,210 (91%) for the three months ended June 30, 2003 versus June 30, 2002 is due to lower overall usage of the line of credit during the first half of 2003. The Partnership utilized its bank line of credit less during the first half of 2003 compared to the first half of 2002. The outstanding balances of $0 at June 30, 2003 versus $907,000 at June 30, 2002 are reflective of the overall lower credit line usage. Cash generated from interest earnings, late charges, amortization of principal and loan payoffs was utilized to pay down the credit line.

     The decrease in mortgage servicing fees of $63,024 (65%) for the six months, and $27,511 (62%) for the three months ended June 30, 2003 versus June 30, 2002 is attributable to a decrease in loan portfolio to $6,937,320 from $9,522,503. In addition, higher mortgage servicing fees during the six and three months through June 30, 2002 was due to collection of servicing fees on impaired loans during the first half of 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     Loan loss recoveries were $56,937 for the six months, and $34,565 for the three months ended June 30, 2003, as compared to a loan loss provision of $5,731 for the six months, and $0 for the three months ended June 30, 2002. No further provision was made as the general partners felt that the allowance for loan losses of $734,945 as of June 30, 2003 was more than adequate to offset any potential loss in loans or real estate.

     The decrease in asset management fees of $613 (3%) for the six months, and $249 (3%) for the three months ended June 30, 2003 versus the respective periods ended June 30, 2002 is due to a decrease in the partners' capital under management at June 30, 2003 and 2002 of $9,030,487 and $9,185,932, respectively.

     The increase in professional fees of $14,339 (74%) for the six months, and $13,256 (439%) for the three months ended June 30, 2003 versus June 30, 2002 is due to timing of services provided in 2003 compared to 2002 in relation to its audit and tax return processing and increases in the cost of such services.

     Partnership capital continued to decrease as the limited partners capital declined due to both earnings distribution and capital liquidations. For the six and three months ended June 30, 2003 earnings and capital liquidated was $110,116 and $218,663 for the six months, and $52,958 and $105,512 for the three months, respectively, versus $158,736 and $477,743 for the six months, and $78,288 and $227,321 for the three months, respectively for the corresponding period in 2002.

     At June 30, 2003, outstanding foreclosures remained at two ($500,000) from the two ($986,372) that existed at June 30, 2002. These foreclosures are a reflection of the difficult economic times at June 30, 2003 and June 30, 2002, yet are not unusual in the general partners' experience.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $48,775 and $6,000 for the six and three months ended June 30, 2003 as compared to $6,400 and $2,500 for the six and three months ended June 30, 2002. The increase is due to more loans written in the six and three months ended June 30, 2003.

     Beginning in 2001, and through June 30, 2003, the Federal Reserve reduced interest rates by cutting the Federal Funds Rate several times to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates approximately 1% to 1.50% lower than similar loans during early 2002. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2003. Nevertheless, based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield will range between 6.30% and 7.30% in 2003.

     Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of June 30, 2003, there were two properties totaling $500,000 in foreclosure, compared to two properties totaling $986,372 at June 30, 2002. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and continuing in 2002 and 2003, the Northern California real estate market slowed and the national and local economies have slipped into recession. As of June 30, 2003, two notices of default are currently filed beginning the process of foreclosing two loans. The principal amounts of the two foreclosed loans total $500,000 or 7.21% of our loan portfolio, versus two loans in foreclosure totaling $986,372 that existed at June 30, 2002. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 3 loans totaling $269,979 as of June 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of foreclosures and workout agreements existing at June 30, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts and foreclosures have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided ($56,937) and $5,731, as (recoveries) and provisions for losses on loans and real estate for the six months ended June 30, 2003 and 2002, respectively. The reserve for losses on loans and real estate had a balance of $734,945 as of June 30, 2003. This balance reflects reduced expected loan or real estate anticipated losses in 2003 and that current reserves are adequate to handle potential losses. If conditions change, the Partnership may again increase its provisions for loan and real estate losses.

     The Partnership makes loans primarily in Northern California. As of June 30, 2003, approximately 65%, ($4,529,744) of the loans held by the Partnership were in five of the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As of June 30, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 63%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the six months ended June 30, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,529,744 (65%) and $6,503,301 (68%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2003, approximately 16% ($1,077,213), was invested in loans secured by single family homes (1-4 units), approximately 25% ($1,759,955), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 28% ($1,943,095), was invested in loans secured by commercial properties, and approximately 31% ($2,157,057) was invested in loans secured by land. As of June 30, 2002, approximately 14% ($1,371,159), was invested in loans secured by single family homes (1-4 units), approximately 17% ($1,563,213) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 42% ($4,023,523) was invested in loans secured by commercial properties, and approximately 27% ($2,564,608) was invested in loans secured by land.

     As of June 30, 2003, the Partnership held 24 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2003:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2003

                                     # of Loans        Amount           Percent
                                    -----------    -------------     -----------

     1st Mortgages                         12       $ 3,179,518             46%
     2nd Mortgages                         11         3,684,631             53%
     3rd Mortgages                          1            73,171              1%
                                    ==========     =============     ===========
       Total                               24       $ 6,937,320            100%

     Maturing 12/31/03 and prior           11       $ 3,145,046             45%
     Maturing prior to 12/31/04             1           127,450              2%
     Maturing prior to 12/31/05             2           940,125             14%
     Maturing after 12/31/05               10         2,724,699             39%
                                    ==========     =============     ===========
       Total                               24       $ 6,937,320            100%

     Average Loan                                   $   289,055              4%
     Largest Loan                                     1,000,000             14%
     Smallest Loan                                       11,345           0.16%
     Average Loan-to-Value                                                  63%

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three months ended June 30, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $110,116 and $158,736 for the six months, and $52,958 and $78,288 for the three months, respectively. Distribution of Earnings to limited partners, which were not withdrawn for the six and three months ended June 30, 2003 and 2002 were $196,884 and $231,429 for the six months, and $111,239 and $117,212 for the three months, respectively. As of June 30, 2003 and 2002, limited partners electing to withdraw earnings represented 37% and 42% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the six and three months ended June 30, 2003 and 2002, $13,190 and $74,772 for the six months, and $3,750 and $41,481 for the three months, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2003 and 2002.

     Additionally, for the six and three months ended June 30, 2003 and 2002, $205,473 and $402,971 for the six months, and $101,762 and $185,840 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     As contained in a collection of real estate statistics listed in the San Francisco Chronicle dated May 16, 2003, mortgage rates are at their lowest in 30 years. The article stated, "The average 30-year fixed mortgage dropped to 5.45% for the week ending today down from 5.62% last week, according to Freddie Mac, the government-sponsored entity that buys and repackages mortgages for sale to the equity market. Freddie Mac has kept weekly mortgage rate records since 1971, when Richard Nixon was in the White House. Fifteen-year fixed mortgages hit a 12-year low, dipping to an average 4.84%, down from 4.97% last week. One-year adjustable rate mortgages, known as ARMs, edged up slightly to 3.67% this week from 3.66% last week. This time last year, the average 30-year rate was 6.89%, the 15-year rate was 6.37% and the ARM rate was 4.81%. For the year so far, the average 30-year rate is at 5.83%, under the 5.9% average in 1963, Freddie Mac said."

     According to the San Francisco Chronicle of the week of June 21, 2003, the mortgage defaults dropped across the U.S. The article stated, "Fewer California and U.S. homeowners defaulted on their mortgages in the first quarter, as plunging interest rates helped trim monthly house payments, a mortgage banking group reported Friday. At the same time, however, soaring personal bankruptcies and persistent job losses - largely in the Midwest - helped push the U.S. foreclosure rate to a record 1.20%, the Mortgage Bankers Association said. "We saw very modest improvement (in mortgage delinquencies) this quarter, because we didn't see the improvement in the economy we would have expected," said Doug Duncan, chief economist at the Washington D.C., trade group. "If economy continues to muddle along ... we won't see rapid improvement in delinquencies." In California, 2.66% of homeowners were late on their mortgage payments by at least 30 days in the first three months of the year on a non-seasonally adjusted basis, compared with 3.10% a year ago. Nationwide, 4.52% of homeowners were delinquent on home payments, versus 4.65% in the first quarter of 2002. U.S. data are compiled on a seasonally adjusted basis to account for differences in state laws regarding foreclosure. Much of the decrease in defaults can be attributed to historically low interest rates, which have allowed consumers to refinance and slash their monthly house payments."

     On the commercial scene, the San Francisco Business Times for the week of June 27, 2003 stated, "Preliminary second quarter numbers from two brokerage houses concurred that commercial vacancy was basically as flat as the Indian bread over the last quarter, ticking up a mere 0.1% from March. Newmark & Co. Real Estate said that total vacancy was 17.1%, versus 17% last quarter, while Grubb & Ellis saw vacancy at 24.1%, up slightly from 24%. "I think what it's saying is we really have not had significant job growth to take down some of the vacant space, " said Monica Finnegan, managing principal with Newmark, "Even if we have some slight absorption, we have another level of lay-offs at another organization." Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis, saw the numbers as potentially more sweet bread than sourdough, noting that they might indicate the market is finally stabilizing. The article further stated "The direction of rents themselves is also a source of discrepancy in the reports, though ironically so. The seemingly less optimistic Newmark said direct rent was $21.88 in second quarter, actually up slightly from $21.74 last quarter. "Some of the high rise, premier buildings are still trying to capture higher rents," Finnegan said. "So you're looking at average rents that reflect Class A across the board." Meanwhile, Grubb reported that Class A rents citywide, declined from $28.40 to $28.10, and Yasukochi said they could continue to erode slightly over the next few quarters."

     To the Partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Declines in defaults will stabilize delinquencies and foreclosures. Stabilizing commercial vacancies and little appreciation in rental rates may mean that we are at the vacancy rate bottom.

           Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and our line of credit as of June 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2003:

                                   2003        2004        2005        2006        2007      Thereafter      Total
                              ----------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts          $  106,712                                                                  $  106,712
Average interest rate               0.90%                                                                       0.90%
Loans secured by deeds
   of trust                    $3,145,046     127,450     940,125      96,716    1,521,356    1,106,627    $6,937,320
Average interest rate              11.28%       8.00%       9.87%       6.50%        6.82%        9.05%         9.63%
Interest bearing
   liabilities:
Line of credit                 $        0                                                                  $        0
Average interest rate               4.25%                                                                       4.25%

Market Risk.

     The Partnership's line of credit bears interest at a variable rate, tied to the prime rate. As a result, the Partnership's primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership's security for its loans.

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of June 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2003 the general partners have determined that the allowance for loan losses of $734,935 (8.14% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2003, 8 loans were delinquent over 90 days amounting to $2,857,439.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the six months ended June 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                   Description of Compensation and Services Rendered              Amount
-------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.     Loan Servicing Fee for servicing loan ..........................$33,301

    General Partners
       &/or Affiliates         Asset Management Fee for managing assets .......................$17,022

    General Partners           1% interest in profits ..........................................$3,101

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.         Mortgage Brokerage Commissions for services in connection
                               with the review, selection, evaluation, negotiation, and
                               extension of the loan paid by the borrowers and not by the
                               Partnership ....................................................$48,775

Redwood Mortgage Corp.         Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and
                               escrow fees paid by the borrowers and not by the Partnership ....$1,587

Gymno Corporation, Inc.        Reconveyance Fee ..................................................$241


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . $12,493

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (99.1) Certification of Michael R. Burwell, General Partner

             (99.2) Certification of Michael R. Burwell, President,
                    Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

         (b) Form 8-K

             Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August 2003.


REDWOOD MORTGAGE INVESTORS VII


By:       /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of August 2003.


      Signature                        Title                        Date


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell                General Partner               August 14, 2003


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell         President, Secretary/Treasurer       August 14, 2003
                           of Gymno Corporation (Principal
                              Financial and Accounting
                            Officer); Director of Gymno
                                    Corporation

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



/s/ Michael R. Burwell
___________________________________
Michael R. Burwell, General Partner
August 14, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
___________________________________
Michael R. Burwell, General Partner
August 14, 2003

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



/s/ Michael R. Burwell
_________________________________
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
August 14, 2003

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Michael R. Burwell
_______________________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2003