Form 10-Q
period 2003-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2003-11-14
CIK 854092

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                    September 30, 2003
--------------------------------------------------------------------------------
Commission file number                             33-30427
--------------------------------------------------------------------------------

        REDWOOD MORTGAGE INVESTORS VII, a California Limited Partnership
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

   California                                             94-3094928
--------------------------------------------------------------------------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation of organization)                               Identification No.

              900 Veterans Blvd., Suite 500, Redwood City, CA 94063
--------------------------------------------------------------------------------
                     (address of principal executive office)

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

    YES      XX                                     NO
        --------------                                 -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    YES                       NO                    NOT APPLICABLE     X
        -------------            -------------                     -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2003 and DECEMBER 31, 2002 (unaudited)


                                     ASSETS

                                                                    September 30,         December 31,
                                                                         2003                 2002
                                                                   -----------------     ---------------

        Cash                                                           $    992,773         $ 1,057,845
                                                                   -----------------     ---------------
        Loans
           Loans, secured by deeds of trust                               7,691,339           6,423,984
           Loans, unsecured                                                 211,969             216,770
           Less allowance for loan losses                                 (738,317)           (791,882)
                                                                   -----------------     ---------------
             Net loans                                                    7,164,991           5,848,872
                                                                   -----------------     ---------------
        Interest and other receivables
           Accrued interest                                                 459,346             304,936
           Advances on loans                                                  6,497              17,230
                                                                   -----------------     ---------------
             Total interest and other receivables                           465,843             322,166
                                                                   -----------------     ---------------
        Investment in limited liability company                             779,527           1,212,722
        Real estate held for sale, net                                      689,062             683,136
                                                                   -----------------     ---------------

             Total assets                                              $ 10,092,196         $ 9,124,741
                                                                   =================     ===============


                        LIABILITIES AND PARTNERS' CAPITAL

        Liabilities

           Bank line of credit                                         $  1,000,000         $         0
           Accounts payable                                                   4,102               2,593
           Payable to affiliate                                              48,997              32,176
           Deferred interest                                                      -              37,704
                                                                     ---------------     ---------------
             Total liabilities                                            1,053,099              72,473
                                                                     ---------------     ---------------
        Partners' capital
           Limited partners' capital, subject to redemption               9,027,119           9,040,290
           General partners' capital                                         11,978              11,978
                                                                     ---------------     ---------------
             Total partners' capital                                      9,039,097           9,052,268
                                                                     ---------------     ---------------
             Total liabilities and partners' capital                   $ 10,092,196         $ 9,124,741
                                                                     ===============     ===============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002
                                  (unaudited)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       --------------------------------- ----------------------------------

                                                            2003              2002             2003              2002
                                                        --------------    -------------    --------------    -------------
Revenues
   Interest - on loans                                      $ 186,005        $ 250,757         $ 526,173        $ 896,972
   Interest - interest bearing accounts                            39              354             2,181            2,134
   Late charges                                                 5,194            5,527            17,822           11,376
   Other income                                                   933            3,910             6,487           18,636
                                                        --------------    -------------    --------------    -------------
                                                              192,171          260,548           552,663          929,118
Expenses
   Mortgage servicing fees                                     21,368           26,717            54,669          123,042
   Interest on line of credit                                   5,737           13,839             7,062           48,432
   Clerical costs through Redwood   Mortgage Corp.              5,442            7,541            17,935           23,229
   Asset management fees                                        8,490            8,650            25,512           26,285
   Provisions for losses on loans and real estate               3,372          (5,250)          (53,565)           78,359
   Professional services                                        5,290           16,236            38,881           35,488
   Printing, supplies and postage                               1,268            1,603             5,537            6,696
   Other                                                          (8)              434             5,319            2,703
                                                        --------------    -------------    --------------    -------------
                                                               50,959           69,770           101,350          344,234
                                                        --------------    -------------    --------------    -------------
Net income                                                  $ 141,212        $ 190,778         $ 451,313        $ 584,884
                                                        ==============    =============    ==============    =============

Net income:    To general partners (1%)                     $   1,412        $   1,908         $   4,513        $   5,849
               To limited partners (99%)                      139,800          188,870           446,800          579,035
                                                        --------------    -------------    --------------    -------------
                                                            $ 141,212        $ 190,778         $ 451,313        $ 584,884
                                                        ==============    =============    ==============    =============

Net income per $1,000 invested by limited
  partners for entire period
    -where income is reinvested and compounded                 $15.52           $20.61            $50.35           $63.69
                                                        ==============    =============    ==============    =============
    -where partner receives income in monthly
      distributions                                            $15.44           $20.47            $49.26           $61.96
                                                        ==============    =============    ==============    =============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002(unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -------------------------------

                                                                                 2003              2002
                                                                             -------------     -------------
    Cash flows from operating activities
      Net income                                                              $   451,313      $    584,884
      Adjustments to reconcile net income to net cash provided by operating activities
        Provision for (recovery of) losses on loans and real estate              (53,565)            78,359
        Early withdrawal penalty credited to income                               (1,437)           (9,300)
        Change in operating assets and liabilities
             Accrued interest and advances on loans                             (143,677)           506,086
             Accounts payable and other liabilities                              (19,374)           (7,193)

    Net cash provided by operating activities                                     233,260         1,152,836
                                                                             -------------     -------------

    Cash flows from investing activities
        Principal collected on loans                                            1,616,607         2,060,641
        Loans originated                                                      (2,879,161)       (1,867,781)
        Payments for real estate held for sale                                    (5,926)         (194,220)
        Proceeds from sale of real estate held for sale                                 -             2,565
    Distribution from limited liability company                                   433,195                 -
        Proceeds from unsecured loans                                                   -            11,124
                                                                             -------------     -------------

    Net cash provided by (used in) investing activities                         (835,285)            12,329
                                                                             -------------     -------------

    Cash flows from financing activities
        Net increase/(decrease) in line of credit                               1,000,000         (400,000)
        Partners withdrawals                                                    (463,047)         (887,851)
                                                                             -------------     -------------

    Net cash provided by (used in) financing activities                           536,953       (1,287,851)
                                                                             -------------     -------------

    Net decrease in cash                                                         (65,072)         (122,686)

    Cash - beginning of year                                                    1,057,845           389,844
                                                                             -------------     -------------

    Cash - end of period                                                          992,773           267,158
                                                                             =============     =============

    Cash payments for interest                                                $     7,062      $     48,432
                                                                             =============     =============




The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At September 30, 2003 and December 31, 2002, the Partnership had eight and nine loans past due 90 days or more totaling $2,659,053 and $2,913,212 (34.57% and 45.35% of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

     At September 30, 2003 and December 31, 2002, there were loans categorized as impaired by the Partnership in the total aggregate amount of $96,716 and $96,716, respectively. In addition, the impaired loans had accrued interest and advances totaling $7,841 and $7,841 at September 30, 2003 and December 31, 2002, respectively. The reduction in carrying value of the impaired loans of $6,620 and $6,620 at September 30, 2003 and December 31, 2002, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,716 and $493,074 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2003 and December 31, 2002 was as follows:

                                           September 30,         December 31,
                                                2003                 2002
                                          -----------------    -----------------
          Impaired loans                       $     6,620          $     6,620
          Specified loans                          163,731              163,731
          General                                  479,635              533,200
          Unsecured loans                           88,331               88,331
                                          -----------------    -----------------
                                               $   738,317          $   791,882
                                          =================    =================

     Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2003 and the year ended December 31, 2002:

                                            September 30,         December 31,
                                                2003                 2002
                                          -----------------    -----------------
          Beginning balance                    $   791,882          $   887,578
          Provision for loan losses                      -               20,394
          Recoveries                              (53,565)             (40,433)
          Restructures                                   -             (64,210)
          Write-offs                                     -             (11,447)
                                          -----------------    -----------------
                                               $   738,317          $   791,882
                                          =================    =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


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

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.


note 3 - General Partners and Related Parties

     The following are commissions and fees, which will be paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., as an affiliate of the Partnership, may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 3 - General Partners and Related Parties (continued)

Asset management fees

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1%(3/8 of 1% annually) of the "net asset value", which is the Partnership's total assets less its total liabilities.

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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2003 and December 31, 2002:

                                             September 30,         December 31,
                                                 2003                 2002
                                           -----------------     ---------------
        Costs of properties                     $ 1,269,148         $ 1,263,222
        Reduction in value                        (580,086)           (580,086)
                                           -----------------     ---------------
        Real estate held for sale               $   689,062         $   683,136
                                           =================     ===============


note 5 - Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC, which is owned 34% by the Partnership and 66% by an affiliate. Development costs are being capitalized; thus, there was no income or expense recognized by Stockton Street Property Company during the nine months through September 30, 2003 and the year ended December 31, 2002. During 2003, the LLC completed construction and now it is selling the property.

     Summarized financial information of the LLC at September 30, 2003 and December 31, 2002 is as follows:

                                             September 30,         December 31,
                                                 2003                 2002
                                          -----------------     ----------------
        Assets                                 $   994,175          $ 1,814,186
        Liabilities                              (214,648)            (601,464)
                                          -----------------     ----------------
        Total                                  $   779,527          $ 1,212,722
                                          =================     ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 6 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of September 30, 2003 and December 31, 2002 were $1,000,000 and $0, respectively; and the interest rate was 4.25% (4.00% prime + .25%) at September 30, 2003. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. As of September 30, 2003 and December 31, 2002, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, any balance then outstanding would be converted to a three-year term loan.


note 7 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $7,691,339 and $6,423,984, at September 30, 2003 and December 31, 2002, respectively. The fair value of these loans of $7,555,393 and $6,030,669, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 8 - Asset Concentrations and Characteristics

     The loans are secured by recorded deeds of trust. At September 30, 2003 and December 31, 2002, there were 24 and 25 secured loans outstanding, respectively, with the following characteristics:

                                                                      September 30,        December 31,
                                                                          2003                 2002
                                                                     ----------------    -----------------
   Number of secured loans outstanding                                            24                   25
   Total secured loans outstanding                                       $ 7,691,339         $  6,423,984

   Average secured loan outstanding                                      $   320,472         $    256,959
   Average secured loan as percent of total                                    4.17%                4.00%
   Average secured loan as percent of partners' capital                        3.55%                2.84%

   Largest secured loan outstanding                                      $ 1,000,000         $  1,000,000
   Largest secured loan as percent of total                                   13.00%*              15.57%*
   Largest secured loan as percent of partners' capital                       11.06%*              11.05%*
   Number of counties where security is located (all California)                   8                   11

   Largest percentage of loans in one county                                  35.17%               41.38%

   Average secured loan to appraised value of security at time
       loan was consummated                                                   60.69%               65.86%

   Number of secured loans in foreclosure                                          0                    2
   Amount of secured loans in foreclosure                                $         0         $    236,807

* 6.76% and 8.71% of outstanding loans and Partners' capital at loan inception.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 8 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at September 30, 2003 and December 31, 2002:

                                                                   September 30,         December 31,
                                                                        2003                 2002
                                                                  -----------------    -----------------
      First trust deeds                                               $  3,723,875         $  3,269,897
      Second trust deeds                                                 3,894,293            2,939,753
      Third trust deeds                                                     73,171              214,334
                                                                  -----------------    -----------------
                 Total loans                                             7,691,339            6,423,984
      Prior liens due other lenders                                      6,181,232            5,475,725
                                                                  -----------------    -----------------

                 Total debt                                           $ 13,872,571         $ 11,899,709
                                                                  =================    =================

      Appraised property value at time of loan                        $ 22,857,946         $ 18,069,602

      Total investments as percent of appraisals                            60.69%               65.86%

      Investments by type of property
           Owner occupied homes                                       $    879,496         $  1,037,474
           Non-owner occupied homes                                        913,753              575,051
           Apartments                                                    1,798,982              708,648
           Commercial                                                    4,099,108            4,102,811
                                                                  -----------------    -----------------
                                                                      $  7,691,339         $  6,423,984
                                                                  =================    =================

     The interest rates on the loans range from 13.00% to 6.125% at September 30, 2003.

     Scheduled maturity dates of secured loans as of September 30, 2003 are as follows:

            Year Ending December 31,
        ----------------------------------
                      2003                        $2,510,149
                      2004                           337,448
                      2005                         1,753,958
                      2006                           759,067
                      2007                         1,521,254
                   Thereafter                        809,463
                                              ---------------

                      Total                       $7,691,339
                                              ===============

     The scheduled maturities for 2003 above include approximately $2,368,721 in 6 loans, which are past maturity at September 30, 2003. Interest payments on five of these loans with an aggregate principal balance of $2,234,608 were categorized as delinquent over 90 days.

     Cash deposits per bank at September 30, 2003 of $88,020, before clearing deposits in transit and outstanding checks, were in one bank. The balance did not exceed the FDIC insurance limits (up to $100,000 per bank). This bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit.

     The Partnership has a substantial amount of its loan receivable balance due from one borrower. This borrower accounted for approximately 26% of the total Partnership loan balance at September 30, 2003.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (unaudited)


note 9 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of September 30, 2003 and December 31, 2002. As of September 30, 2003 the Partnership had two loans under workout agreements totaling $64,952.

Construction loans

     The partnership has construction loans, which are at various stages of completion of the construction process and loans, which are not fully disbursed at September 30, 2003. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process or incrementally upon certain conditions being met. At September 30, 2003, there were $698,165 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and capital contributions from investors.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenue and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. Loan brokerage commissions paid by the borrowers were $64,877 and $24,661 for the nine months ended September 30, 2003 and 2002, and $16,102 and $18,261 for the three months ended September 30, 2003 and 2002, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $54,669 and $123,042 were incurred for the nine months ended September 30, 2003 and 2002, and $21,368 and $26,717 were incurred for the three months ended September 30, 2003 and 2002, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $25,512 and $26,285 were incurred by the Partnership for the nine months ended September 30, 2003 and 2002, and $8,490 and $8,650 were incurred for the three months ended September 30, 2003 and 2002, respectively.

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

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of September 30, 2003 and 2002, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the nine and three months ended September 30, 2003 and 2002

     The net income decrease of $133,571 (23%) for the nine months, and $49,566 (26%) for the three months ended September 30, 2003 versus September 30, 2002 was due primarily to a decrease in interest earned on loans of $370,799 (41%) for the nine months and $64,752 (26%) for the three months, an increase in late charges of $6,446 for the nine months and a decrease of $333 for the three months, and a decrease in other income of $12,149 for the nine months and $2,977 for the three months; offset by expense increases/decreases. Significant expense decreases for the nine and three month periods ended September 30, 2003 versus September 30, 2002 included lower mortgage servicing fees of $68,373 for the nine months and $5,349 for the three months, a decrease in the provision for losses on loans and real estate of $131,924 for the nine months and an increase of $8,622 for the three months, a decrease in interest expense of $41,370 for the nine months and $8,102 for the three months, and an increase in professional fees of $3,393 for the nine months and a decrease of $10,946 for the three months.

     The decrease in interest on loans of $370,799 (41%) for the nine months, and $64,752 (26%) for the three months ended September 30, 2003 versus September 30, 2002 was due primarily to a reduction of the loan portfolio from $9,201,968 at September 30, 2002 to $7,691,339 at September 30, 2003, and a reduction in average portfolio interest rate as compared to the first three quarters of 2002. Also during the nine months ended September 30, 2002, additional interest was collected from some loans that were previously considered impaired.

     The decrease in interest on the line of credit of $41,370 (85%) for the nine months, and $8,102 (59%) for the three months ended September 30, 2003 versus September 30, 2002 is due to lower overall usage of the line of credit during the first three quarters of 2003. The Partnership utilized its bank line of credit less during the first nine months of 2003 compared to the corresponding period in 2002. The outstanding balance on the line was zero for most of 2003 and rose to $1,000,000 at September 30, 2003 versus $1,507,000 at September 30, 2002. Cash generated from interest earnings, late charges, amortization of principal and loan payoffs are utilized to pay down the credit line when possible.

     The decrease in mortgage servicing fees of $68,373 (56%) for the nine months, and $5,349 (20%) for the three months ended September 30, 2003 versus September 30, 2002 is attributable to a decrease in loan portfolio to $7,691,339 at September 30, 2003 from $9,201,968 at September 30, 2002. In addition, higher mortgage servicing fees during the nine and three months through September 30, 2002 was due to collection of servicing fees on impaired loans during the first three quarters of 2002. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     Loan loss recoveries were $53,565 for the nine months, and the loan loss provision was $3,372 for the three months ended September 30, 2003, as compared to a loan loss provision of $78,359 for the nine months, and recoveries of $5,250 for the three months ended September 30, 2002. The general partners believe that the allowance for loan losses and real estate held for sale of $1,318,403 as of September 30, 2003 was more than adequate to offset any potential loss in loans or real estate.

     The decrease in asset management fees of $773 (3%) for the nine months, and $160 (2%) for the three months ended September 30, 2003 versus the respective periods ended September 30, 2002 is due to a decrease in the partners' capital under management at September 30, 2003 and 2002 to $9,039,097 from $9,119,979, respectively.

     The increase in professional fees of $3,393 (10%) for the nine months, and a decrease of $10,946 for the three months ended September 30, 2003 versus September 30, 2002 is due to timing of services provided in 2003 compared to 2002 and increases in the cost of such services.

     Partnership capital continued to decrease as the limited partners capital declined due to both earnings distribution and capital liquidations. For the nine and three months ended September 30, 2003 earnings and capital liquidated was $159,354 and $300,615 for the nine months, and $49,239 and $81,951 for the three months, respectively, versus $231,150 and $660,152 for the nine months, and $72,414 and $182,409 for the three months, respectively for the corresponding periods in 2002.

     At September 30, 2003, there were no foreclosures, compared to one ($31,807) that existed at September 30, 2002.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $64,877 and $16,102 for the nine and three months ended September 30, 2003 as compared to $24,661 and $18,261 for the nine and three months ended September 30, 2002. The increase is due to more loans written in the nine and three months ended September 30, 2003.

     Since January 2001, and through September 30, 2003, the Federal Reserve has reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future, the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot at this time predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed at rates approximately 1% lower than similar loans during 2002. The lowering of interest rates has encouraged those borrowers that hold higher interest rate loans than those currently available to seek refinancing of their existing obligations to take advantage of these lower rates. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, we expect to replace these loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% to .75% over the year 2003. Nevertheless, based upon the rates expected in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate, but do not guarantee, that the annualized yield for compounding limited partners will range between 6.30% and 7.30% for the year 2003.

     Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of September 30, 2003, there were no properties in foreclosure, compared to one property totaling $31,807 at September 30, 2002. Cash is constantly being generated from interest earnings, late charges, pre-payment penalties, amortization of principal and loan pay-offs. Currently, cash flow exceeds Partnership expenses, earnings and capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and will be used to reduce the Partnership credit line or in other Partnership business.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, and 2002, the Northern California real estate market slowed and the national and local economies have slipped into recession. Economic trends have begun to slowly move upward in 2003. As of September 30, 2003, no notices of default are currently filed. The Partnership also entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on approximately 2 loans totaling $64,952 as of September 30, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of workout agreements existing at September 30, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided ($53,565) and $78,359, as (recoveries) and provisions for losses on loans and real estate for the nine months ended September 30, 2003 and 2002, respectively. The reserve for losses on loans and real estate had a balance of $1,318,403 as of September 30, 2003. This balance reflects reduced expected loan or real estate anticipated losses in 2003 and that current reserves are adequate to handle potential losses. If conditions change, the Partnership may again increase its provisions for loan and real estate losses.

     As of September 30, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 61%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the nine months ended September 30, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2003 and 2002 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $5,295,139 (69%) and $6,122,683 (67%) of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California

     As of September 30, 2003, approximately 23% ($1,793,249), was invested in loans secured by single family homes (1-4 units), approximately 23% ($1,798,982), was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 36% ($2,715,484), was invested in loans secured by commercial properties, and approximately 18% ($1,383,624) was invested in loans secured by land. As of September 30, 2002, approximately 26% ($2,406,124), was invested in loans secured by single family homes (1-4 units), approximately 7% ($608,647) was invested in loans secured by multifamily dwellings (apartments over 4 units), approximately 44% ($4,022,589) was invested in loans secured by commercial properties, and approximately 23% ($2,164,608) was invested in loans secured by land.

     As of September 30, 2003, the Partnership held 24 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2003:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2003

                                        # of Loans       Amount        Percent
                                       -----------    ------------   -----------

 1st Mortgages                                 11     $3,723,875            48%
 2nd Mortgages                                 12      3,894,293            51%
 3rd Mortgages                                  1         73,171             1%
                                       ===========    ============   ===========
   Total                                       24     $7,691,339           100%

 Maturing 12/31/03 and prior                    9     $2,510,149            33%
 Maturing prior to 12/31/04                     2        337,448             4%
 Maturing prior to 12/31/05                     3      1,753,958            23%
 Maturing after 12/31/05                       10      3,089,784            40%
                                       ===========    ============   ===========
   Total                                       24     $7,691,339           100%

 Average Loan                                           $320,472             4%
 Largest Loan                                          1,000,000            13%
 Smallest Loan                                            11,723          0.15%
 Average Loan-to-Value                                                      61%


Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three months ended September 30, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $159,354 and $231,150 for the nine months, and $49,239 and $72,414 for the three months, respectively. Distribution of earnings to limited partners, which were not withdrawn for the nine and three months ended September 30, 2003 and 2002 were $287,445 and $347,885 for the nine months, and $90,561 and $116,456 for the three months, respectively. As of September 30, 2003 and 2002, limited partners electing to withdraw earnings represented 35% and 42% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the nine and three months ended September 30, 2003 and 2002, $17,940 and $116,253 for the nine months, and $4,750 and $41,481 for the three months, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2003 and 2002.

     Additionally, for the nine and three months ended September 30, 2003 and 2002, $282,675 and $543,899 for the nine months, and $77,201 and $140,928 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of September 30, 2003, approximately 69%, ($5,295,139) of the loans held by the Partnership were in five of the six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     As contained in an article in the San Francisco Chronicle dated October 4, 2003, mortgage rates are down again while home sales are soaring. The article stated, "Rates on benchmark 30-year mortgages dropped for the fourth week in a row, good news for people thinking about refinancing their home mortgage. For the week ending October 3, the average rate on 30-year mortgages dipped to 5.77%, down from last week's rate of 5.98%, Freddie Mac, the mortgage giant, reported Thursday in its weekly nation-wide survey of mortgage rates. This week's rate was the lowest since the middle of July, when rates on 30-year mortgage averaged 5.67%. Rates on 30-year mortgages slid to 5.21%, the lowest level in more than four decades, in the middle of June. But in late June, those rates started marching back up. They have retreated in the past four weeks. Even with the recent gyration in mortgage rates, sales of both new homes and previously owned ones soared in August and are on track to set record highs this year. And, home-mortgage refinancing activity remains healthy, economists said."

     According to the San Francisco Chronicle of the week of September 9, 2003, house prices were showing steady appreciation across the U.S. The article stated, "Defying gloom and doom predictions of impending deflation, the value of the average U.S. home continues to appreciate at more than twice the rate of inflation. In the latest nationwide survey of prices of existing houses, average values rose by 5.56% from the second quarter of 2002 through the second quarter of 2003. The study was done by the Office of Federal Housing Enterprise Oversight (OFHEO), which monitors the market value changes of millions of individual properties financed or refinanced by giant investors Fannie Mae and Freddie Mac. Dozens of local markets experienced much higher average gains than 5.56%, including double-digit appreciation rates in large swaths of California and Florida." The article also stated "Houses in the District of Columbia appreciated at 10.1% on average, while California houses gained an average of 9.4%. Formerly superheated markets, such as San Francisco where values rose at 20% and more per year during the dot-com boom, continue to readjust. San Jose houses gained an average 1.6% in resale value from 2002 to 2003 but lost 0.56% during the last quarter measured by the study. San Francisco houses gained an average 3.81% during the year, but rose by just 0.22% during the quarter ending June 30." These articles and statistics imply that interest rates are stabilizing near historical lows and that the real estate market for single-family residences is strong, but that the San Francisco Bay Area values are continuing to fall slightly as they readjust from the robust markets of the late 1990's and early 2000.

     On the commercial scene, according to the San Francisco Business Times for the week of October 3, 2003, the San Francisco real estate market is showing signs of life. The article stated, "San Francisco's office market, among the most depressed in the nation, appears to have finally started to recover. Slowly. Third-quarter numbers released this week from three major San Francisco brokerage firms show leasing creeping upward, vacancy dropping slightly and rents stabilizing after almost three years of free fall. Numbers from Newmark & Co. Real Estate, for example, showed "positive absorption" - the amount of new leases compared to new vacancies - of 415,000 square feet citywide in the third quarter, with the vacancy rate declining to 16.7% from 17% overall and to 18.3% from 19.3% among Class A buildings. Numbers from two other real estate firms show the same trend, with Cushman & Wakefield reporting more than 500,000 square feet absorbed, and Grubb & Ellis Co. showing 100,000 square feet absorption. Both those firms also saw the vacancy rate declining 0.1% citywide." The article also stated, "Newmark managing principal Monica Finnegan said the numbers make her cautiously optimistic that the market has bottomed out, but she is still keeping an eye out for what happens in the fourth quarter. Still, Newmark says in its report that "we expect several consecutive years of positive absorption beginning in 2004." Newmark's outlook is buoyed by federal employment statistics that show the rate of job loss in San Francisco slowing dramatically, with jobs falling 1.9% in the year to August, compared to declines of 5.8% in August 2002 and 4.9% in August 2001." The commercial real estate market seems to be stabilizing but it will take a long time to absorb the large vacancies that have built up in this recession. Values have decreased but lowered capitalization rates have helped keep commercial property values from large reductions.

     To the Partnership, lower interest rates may mean more borrowers coming forward for equity loans or for refinancing. Stabilizing commercial vacancies and little appreciation in rental rates may mean that the economy is at the vacancy rate bottom.

     For Partnership loans outstanding, as of September 30, 2003, the Partnership had an average loan to value ratio computed as of the date the loan was made of 61%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

           Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and our line of credit as of September 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2003:

                                    2003          2004        2005         2006        2007      Thereafter       Total
                                -------------- ----------- ------------ ----------- ------------ ------------ --------------
Interest earning assets:
Money market accounts              $    6,753                                                                    $    6,753
Average interest rate                   0.55%                                                                         0.55%
Loans secured by deeds
   of trust                        $2,510,149     337,448    1,753,958     759,067    1,521,254      809,463     $7,691,339
Average interest rate                  11.11%       9.24%        9.35%       8.68%        8.13%        8.71%          9.55%
Interest bearing liabilities:
Line of credit                     $1,000,000                                                                    $1,000,000
Average interest rate                   4.25%                                                                         4.25%

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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of September 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2003 the general partners have determined that the allowance for loan losses of $738,317 (8.17% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2003, 8 loans were delinquent over 90 days amounting to $2,659,053.

Controls and Procedures.

     As of September 30, 2003, the general partner of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the nine months ended September 30, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                             Description of Compensation and Services Rendered                Amount
--------------------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.       Loan Servicing Fee for servicing loan ............................         $54,669

    General Partners
       &/or Affiliates           Asset Management Fee for managing assets .........................         $25,512

    General Partners             1% interest in profits ...........................................          $4,513


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with  the  review,  selection,   evaluation,   negotiation,
                                 and extension of the loan paid by the borrowers and not by
                                 the Partnership ..................................................         $64,877

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow
                                 fees paid by the borrowers and not by the Partnership ............          $1,991

Gymno Corporation, Inc.          Reconveyance Fee .................................................            $316



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $17,935

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (99.1) Certification of Michael R. Burwell, General Partner

             (99.2) Certification of Michael R. Burwell, President,
                    Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

         (b) Form 8-K

             Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2003.


REDWOOD MORTGAGE INVESTORS VII


By:  /S/ Michael R. Burwell
    --------------------------------------
     Michael R. Burwell, General Partner


By: Gymno Corporation, General Partner


    By:   /S/ Michael R. Burwell
         -----------------------------------------------
          Michael R. Burwell, President,
          Secretary/Treasurer & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of November 2003.


       Signature                     Title                           Date


 /S/ Michael R. Burwell
-----------------------
 Michael R. Burwell              General Partner              November 14, 2003


 /S/ Michael R. Burwell
-----------------------
 Michael R. Burwell       President, Secretary/Treasurer      November 14, 2003
                          of Gymno Corporation (Principal
                            Financial and Accounting
                           Officer); Director of Gymno
                                  Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2003

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
November 14, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Michael R. Burwell
---------------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2003