Form 10-K
period 2003-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2004-03-30
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2003


                                                 Part I
                                                                                                             Page No.
                                                                                                           -----------
Item 1   - Business                                                                                           3
Item 2   - Properties                                                                                         6
Item 3   - Legal Proceedings                                                                                  6
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                     7

                                                  Part II

Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters             7
Item 6   - Selected Financial Data                                                                            7
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations              9
Item 7a - Quantitative and Qualitative Disclosures About Market Risk                                          15
Item 8   - Financial Statements and Supplementary Data                                                        18
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               40
Item 9a - Controls and Procedures                                                                             40

                                                  Part III

Item 10 - Directors and Executive Officers of the Registrant                                                  40
Item 11 - Executive Compensation                                                                              41
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                      42
Item 13 - Certain Relationships and Related Transactions                                                      42
Item 14 - Principal Accountant Fees and Services                                                              42

                                                  Part IV

Item 15 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K                               43

Signatures                                                                                                    44

Certifications                                                                                                45

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

      For the year ended December 31, 2003 Commission file number 33-30427
-----------------------------------------------------------------------------

                         REDWOOD MORTGAGE INVESTORS VII
             (Exact name of registrant as specified in its charter)

         California                                      94-3094928
-----------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification)
incorporation or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA            94063
-----------------------------------------------------------------------------
(address of principal executive offices)                (zip code)

Registrant's telephone number including area code     (650) 365-5341
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
-----------------------------------------------------------------------------
          None                                          None
-----------------------------------------------------------------------------

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

  YES           XXXX                                NO
-------------------------                         ---------------------------

     Through December 31, 2003, the limited partnership Units purchased by non-affiliates was 119,983.59 Units computed at $100.00 a Unit for $11,998,359. The offering was closed on September 30, 1992.

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

     The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989. At December 31, 2003, the Partnership had a balance in its secured loan portfolio totaling $8,280,826 with interest rates thereon ranging from 6.125% to 11.50%.

     Currently, loans secured by First Trust Deeds comprise 45.09% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 46.76% and Third Trust Deeds of 8.15%. Owner-occupied homes combined with non-owner occupied homes total 29.50% of the secured loans. Commercial loans origination decreased from last year, now comprising 53.99% of the secured portfolio, a decrease of 9.88%. Loans to apartments totaled 16.51%. Of the total secured loans, 72.24% are in five counties of the Bay Area. The County of Stanislaus makes up 24.12% of the loans. Stanislaus County is an adjacent county to the San Francisco Bay Area, located approximately 65 miles from San Francisco. The balance of loans is primarily in Northern California. Loan size increased the past year, and is now averaging $360,036 per loan, an increase of $103,077. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 39.21%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio is in good condition with no properties in foreclosure as of December 2003.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2003 the Partnership did not take back any collateral from defaulted borrowers. During the year 2002, the Partnership acquired one piece of real estate property through foreclosure. To assist in protecting its own assets and reduce liability, the Partnership subsequently transferred the property to a newly formed LLC, Stockton Street Property Company, LLC. The Partnership owned a minority interest of 34% together with another partnership, an affiliate of the general partners, the other investor in the foreclosed loan, who owned the majority interest of 66% and participated in the original loan. Assets of this LLC were sold during 2003 and the Partnership incurred a loss of approximately $42,000. The LLC will be dissolved when its final tax return for year 2003 is filed. The LLC is further discussed under Notes to Financial Statements (Note 6).

     The Partnership took back two additional properties in prior years. One is a commercial property currently in contract for sale, which is anticipated to take place in late 2004. The Partnership anticipates that upon the sale of this property we will sustain a loss of approximately $630,000, which the Partnership previously set aside as reserves for real estate owned. The second property is a parcel of land, which the Partnership is in the process of negotiating a sales contract on. The general partners believe that the property is worth considerably more than its carrying value.

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

     Mortgage interest rates have fallen during the last 24 to 36 months. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a sluggish economy and low rates of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at attractive interest rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continued slowing economy, and a continued low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Secured Loan Portfolio

     A summary of the Partnership's secured loan portfolio as of December 31, 2003 is set forth below.

   Loans as a Percentage of Appraised Values

   First Trust Deed Loans                                                           $ 3,733,346
   Appraised Value of Properties at Time of Loan                                      5,490,043
                                                                                  -------------
            Total First Trust Deeds as a % of Appraisal                                  68.00%
                                                                                  =============

   First Trust Deed Loans                                                           $ 3,733,346
   Second Trust Deed Loans                                                            3,872,480
   Third Trust Deed Loans                                                               675,000
                                                                                  -------------
                                                                                      8,280,826
   Priority positions due other Lenders at Time of Loan
       First Trust Deed Loans due other Lenders                                       4,063,952
       Second Trust Deed Loans due other Lenders                                        255,329
                                                                                  -------------

            Total Debt                                                              $12,600,107
                                                                                  =============

     Appraised Property Value at Time of Loan                                       $20,728,514
            Total Loans as a % of Appraisal based on appraisals and prior
               liens at date of loan                                                     60.79%
                                                                                  =============

   Number of Secured Loans Outstanding                                                       23

   Average Secured Loan                                                                 360,036
   Average Secured Loan as a % of Secured Loans Outstanding                               4.35%
   Largest Secured Loan Outstanding                                                   1,000,000
   Largest Secured Loan as a % of Secured Loans Outstanding                              12.08%

   Secured Loans as a Percentage of Total Secured Loans                              Percent
   -------------------------------------------------------------------            -------------

   First Trust Deed Loans                                                                45.09%
   Second Trust Deed Loans                                                               46.76%
   Third Trust Deed Loans                                                                 8.15%
                                                                                  -------------
            Total Trust Deed Loan Percentage                                            100.00%

   Secured Loans by Type of Property                             Amount              Percent
   ------------------------------------------------          --------------       -------------

   Owner Occupied Homes                                         $   853,869              10.31%
   Non-Owner Occupied Homes                                       1,589,092              19.19%
   Apartments                                                     1,367,327              16.51%
   Commercial                                                     2,410,861              29.12%
   Land                                                           2,059,677              24.87%
                                                             --------------       -------------
            Total                                               $ 8,280,826             100.00%
                                                             ==============

     The following is a distribution of secured loans outstanding as of December 31, 2003 by Counties.

                                                        Total
                  California County                 Secured Loans     Percent
   -------------------------------------------      -------------   -----------

   San Francisco Bay Area Counties
   Alameda                                            $ 3,652,963        44.11%
   San Francisco                                          853,142        10.30%
   Santa Clara                                            774,489         9.35%
   San Mateo                                              568,867         6.88%
   Contra Costa                                           132,568         1.60%
                                                    -------------   -----------
                                                        5,982,029        72.24%

   San Francisco Bay Area Adjacent Counties
   Stanislaus                                           1,997,161        24.12%

   Other California Counties
   Sacramento                                             224,164         2.70%
   Shasta                                                  77,472         0.94%
                                                    -------------   -----------

            Total                                     $ 8,280,826       100.00%
                                                    =============   ===========

     Statement of Condition of Secured Loans: Number of Secured Loans in Foreclosure 0Scheduled maturity dates of secured loans as of December 31, 2003are as follows:

                Year Ending December 31,                Amount
           -----------------------------------       ------------

                          2004                        $ 2,334,650
                          2005                          2,622,109
                          2006                            809,894
                          2007                          1,521,152
                          2008                            199,415
                       Thereafter                         793,606
                                                     ------------
                         Total                        $ 8,280,826
                                                     ============

     The Partnership's largest loan in the principal amount of $1,000,000 represents 12.08% of outstanding secured loans and 10.77% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.

     The scheduled maturities for 2004 include seven loans totaling approximately $2,207,200 past maturity at December 31, 2003. Interest payments on four of these past maturity loans totaling $1,985,357 were categorized as delinquent over 90 days. These three delinquent past maturity loans were made to a developer who is selling the property. A portion of the property has a pending sales contract. The Partnership believes that there is adequate security for their indebtedness and that the sales effort is reasonable and adequate. Several other past maturity borrowers were in process of refinancing their loans through other institutions, as this was an opportune time for them to do so and take advantage of the lower interest rate. The Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.

     Overall, the loan portfolio had five loans with principal outstanding of $2,259,756 where interest payments were overdue in excess of 90 days. The principal outstanding represents 27.29% of the Partnership's secured portfolio as of December 31, 2003.

     In addition, one loan with principal outstanding of $96,716 was considered impaired at December 31, 2003, which means that interest is no longer being accrued and that payments received will be applied to reduce the outstanding loan balances, including accrued interest and advances. That is, interest accruals are no longer recorded thereon. This represents 1.17% of the total secured loan portfolio.

Item  2 -  Properties

     The Partnership did not take back any collateral from borrowers in 2003. During 2002, the Partnership took back the collateral security on one of its loans through foreclosure. This loan was originally fractionalized and owned with another affiliated Partnership. In order to reduce potential liabilities the Partnership transferred at its book value the real estate taken back to a newly formed Limited Liability Company called Stockton Street Property Company, LLC. The real estate security was six condominium units. Management of the LLC was through its managing member, Michael Burwell, a general partner of the Partnership. By the end of 2003 all the units were sold resulting in a loss to the Partnership of approximately $42,000. It is anticipated that in 2004 the Stockton Street Property Company, LLC will be closed and its operations will cease.

     The Partnership also owns (through previous foreclosure) two other properties; a commercial property and an undeveloped parcel of land. The land is located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2003 is $62,703. Currently the Partnership is in the process of negotiating a sale with an interested buyer. The Partnership's net investment of $62,703 is less than 1% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment.

     The second property is a commercial property located in Walnut Creek, California. The property is currently pending sale. We anticipate that the sale will occur in the last quarter of 2004. Management has set aside loss reserves in the amount of $630,169, which they believe are adequate in amount to cover anticipated losses.


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

     A description of the Partnership Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.Item 6 - Selected Financial DataRedwood Mortgage Investors VII began operations in December 1989. Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2003 were:

                                 Balance Sheets

                                     Assets

                                                                        December 31,
                                      ---------------------------------------------------------------------------------------

                                           2003             2002              2001               2000               1999
                                      -------------     -------------    --------------     --------------     --------------

Cash and cash equivalents               $   321,114       $ 1,057,845      $    389,844       $    269,000       $    388,770

Loans
   Loans, secured by deeds of trust       8,280,826         6,423,984        10,091,195         12,794,297         11,011,660
   Loans, unsecured                         232,551           216,770        10,091,195         12,794,297            163,085
   Less allowance for loan losses         (680,469)         (791,882)         (887,578)          (850,548)          (828,563)

Interest and other receivables
   Accrued interest and late fees           489,995           304,936           666,189            363,321            357,177
   Advances on loans                          6,484            17,230            50,665             29,825             31,669

Real estate held for sale, net              633,053           683,136           872,133            816,094            307,931
Real estate owned in process                      -                 -                 -                  -            525,510
Investment in LLC                                 -         1,212,722                 -                  -                  -
                                      -------------     -------------    --------------     --------------     --------------
                                        $ 9,283,554       $ 9,124,741      $ 11,356,179       $ 13,610,410       $ 11,957,239
                                      =============     =============    ==============     ==============     ==============

                        Liabilities and Partners' Capital

                                                                           December 31,
                                         -----------------------------------------------------------------------------------

                                             2003             2002               2001              2000            1999
                                         ------------      ------------      -------------     -------------    ------------
Liabilities
  Line of credit                           $  200,000        $        -        $ 1,907,000       $ 3,500,000     $   800,000
  Accounts payable                              4,102             2,593             11,295             4,102          32,234

  Deferred interest                                 -            37,704              2,322                 -         115,709
  Payable to affiliate                         51,288            32,176              3,316                 -               -
                                         ------------      ------------      -------------     -------------    ------------
                                              255,390            72,473          1,923,933         3,504,102         947,943

Partners' capital
  General partners                             11,973            11,978             11,978            11,978          11,978
  Limited partners subject
      to redemption                         9,016,191         9,040,290          9,420,268        10,094,330      10,997,318
                                         ------------      ------------      -------------     -------------    ------------
Total partners' capital                     9,028,164         9,052,268          9,432,246        10,106,308      11,009,296
                                         ------------      ------------      -------------     -------------    ------------
                                           $9,283,554        $9,124,741        $11,356,179       $13,610,410     $11,957,239
                                         ============      ============      =============     =============    ============

                              Statements of Income

                                                                            December 31,
                                          ----------------------------------------------------------------------------------

                                              2003             2002              2001              2000            1999
                                         ------------      ------------      -------------     -------------    ------------

Gross revenue                              $  782,280       $ 1,078,186        $ 1,192,381       $ 1,437,964     $ 1,663,245
Expenses                                      189,639           314,704            371,184           537,818         753,664
                                         ------------      ------------      -------------     -------------    ------------

Net income                                 $  592,641       $   763,482        $   821,197       $   900,146     $   909,581
                                         ============      ============      =============     =============    ============

Net income to general partners (1%)             5,926             7,635              8,212             9,001           9,096
Net income to limited partners (99%)          586,715           755,847            812,985           891,145         900,485
                                         ------------      ------------      -------------     -------------    ------------
                                           $  592,641       $   763,482        $   821,197       $   900,146     $   909,581
                                         ============      ============      =============     =============    ============

Net income per $1,000 invested by
  limited partners for entire period:
     - where income is compounded
         and reinvested                    $      67        $        85        $        85       $        85     $        79
                                         ============      ============      =============     =============    ============

     - where partner receives income
         in monthly distributions          $      65        $        82        $        82       $        82     $        76
                                         ============      ============      =============     =============    ============

     The annualized yield, when income is compounded and retained, for 1999 was 7.86%, for 2000 the annualized yield was 8.52%, for 2001 the annualized yield was 8.50%, for 2002 the annualized yield was 8.44%, and for 2003 the annualized yield was 6.66%. Average annualized yield from inception through December 31, 2003, when income is compounded and retained, was 7.81%.

     The annualized yield, when income is distributed monthly, for 1999 was 7.59%, for 2000 the annualized yield was 8.21%, for 2001 the annualized yield was 8.19%, for 2002 the annualized yield was 8.13% and for 2003 the annualized yield was 6.47%. Average annualized yield from inception through December 31, 2003, when income is distributed monthly was 7.55%.

     Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

     Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate to the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the affiliate to the general partners. In the past, the affiliate to the general partners has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2001, 2002 and 2003 loan brokerage commissions paid by borrowers were $84,137, $24,661 and $111,927, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $94,396, $163,531 and $73,062 were incurred for the years ended December 31, 2001, 2002 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $36,531. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $37,233, $34,869 and $34,011 were incurred by the Partnership for the years ended December 31, 2001, 2002 and 2003, respectively.

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

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of December 31, 2003 and 2002, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three years ended December 31, 2001, 2002 and 2003.

     On September 30, 1992, the Partnership had sold 119,983.59 Units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in Units of $100 each. As of that date, the offering was formally closed. At December 31, 2003, Partners' Capital totaled $9,028,164.

     The net income decrease of $78,949 (8.77%) for the year ended December 31, 2001 was due primarily to a decrease in interest earned on loans of $233,624, a decrease in late fees of $2,724, and a decrease in other income of $9,235, an increase in clerical costs of $11,281, and an increase in professional services of $1,800; offset by decreases in mortgage servicing fees of $16,317, interest on line of credit of $129,416, asset management fees of $1,167, provision for losses on loans and real estate of $28,293 and other expenses of $4,522.

     The net income decrease of $57,715 (7.03%) for the year ended December 31, 2002 was due primarily to decreases in interest on loans of $134,757; offset by decreases in various expenses; interest on line of credit of $73,500, clerical costs of $7,741, asset management fees of $2,364, provision for losses on loans and real estate of $57,410 and other expenses of $890. Net income was also affected by increases in late fees of $16,425 and other income of $4,137; offset by expense increases in mortgage servicing fees of $69,135 and professional services of $16,290.

     Net income decrease of $170,841 (22.38%) for the year ended December 31, 2003 was due primarily to decreases in interest income of $289,092, late fees of $867 and other income of $5,947; offset by expense decreases in mortgage servicing fees of $90,469, interest on line of credit of $45,752 and clerical costs of $7,558. There were also increases in professional services of $3,594 and other expenses of $14,238.

     The decline in interest revenues from $1,172,474 in 2001 to $1,037,717 in 2002 and to $748,625 in 2003 is primarily attributable to the lower average secured loan portfolio balance from $10,478,000 to $9,138,000 to $7,266,000 for the years 2001, 2002 and 2003, respectively, and the effects of declining interest rates. The declining average loan balance in 2002 was due to the take back of collateral on one loan with a principal balance of $954,000, and less credit line usage coupled with significant loan payoffs in the last months of 2002. The reduced average loan balance in 2003 was due to low outstanding loan balances in early 2003 while the Partnership sought replacement loans for those paid off in late 2002. Overall in 2003 the outstanding secured loan balance increased from $6,424,000 to $8,281,000 from January 1, 2003 to December 31, 2003.

     Late fee income was  $8,495 in 2001,  $24,920 in 2002 and  $24,053 in 2003.
The increase in 2002 and 2003 mainly involves collection of additional late charges in excess of amounts recorded when some larger loans paid-off.

     The fluctuation in other income from $11,412 in 2001 to $15,549 in 2002 and to $9,602 in 2003 was mainly because of fluctuations in transfer fees received, and in early withdrawal penalties gained and reduction in interest on money market deposits. Included in other income during 2002 was collection of early withdrawal penalties of $11,619, compared to $3,756 for year 2001 and $1,815 for year 2003.

     Mortgage servicing fees were $94,396 in 2001, $163,531 in 2002 and $73,062 in 2003. The increase in 2002 is primarily attributable to additional servicing fees earned related to impaired loans. The Partnership does not accrue servicing fees to Redwood Mortgage Corp. on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received. Reduction in mortgage servicing fees overall is also attributed to the overall reduction in the average mortgage loan portfolio size from $10,478,000 in 2001, to $9,138,000 for 2002 and to $7,266,000 in 2003. These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $36,531. Reducing net income reduces annualized yields. An increase or decrease in this fee within the limits set by the Partnership's agreement directly impacts the yield to the limited partners.

     Reduction in interest expense on bank line of credit is because of lesser utilization of the credit facility in 2002 and 2003. The Partnership used loan pay-off proceeds received to pay down the line of credit to $0 at December 31, 2002, and to a balance of $200,000 at December 31, 2003. The line of credit balance was $1,907,000 at December 31, 2001

     Decrease in asset management fees from $37,233 in 2001 to $34,869 in 2002 and to $34,011 in 2003 was due to a decrease in limited partners' capital under management due to partner withdrawals offset by the earnings retained in the Partnership by investors who choose to compound their earnings. Limited partners' capital balances were $9,420,268, $9,040,290 and $9,016,191, at
December 31, 2001, 2002 and 2003, respectively.

     Increase in professional fees from $23,868 in 2001 to $40,158 in 2002 and to $43,752 in 2003 was due to increased costs of services provided in relation to audit and tax return processing.

     No provision for losses on loans was required in 2003 as the general partners felt the allowance for loan losses of $680,469 as of December 31, 2003, was adequate to offset any potential loss in loans or real estate. A negative provision of ($20,039) and ($18,299) in 2002 and 2003 was due to loan loss recoveries during these two years. A provision of $37,371 was provided for in 2001.

     Decrease in clerical costs from $38,313 in 2001, to $30,572 in 2002 and to $23,014 in 2003, was due to a reduction in Partnership size from $9,432,246 in 2001, to $9,052,268 in 2002 and to $9,028,164 in 2003. The decline in
Partnership capital is due to capital and earnings withdrawals by limited partners.

     Other expenses decreased from $11,779 in 2001, to $10,889 in 2002, but increased to $25,127 in 2003. This substantial increase of $14,238 over the 2002 total was due to increased expenses of $13,980 on real estate held for sale.

     During the year 2003 the Partnership's annualized yield on compounding accounts was 6.66% and on monthly distributing accounts it was 6.47%.

     Beginning in 2001, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The general partners anticipate that new loans will be placed at rates similar to those placed during 2003. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The Partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. As prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. Loan demand from qualified borrowers is adequate to generally keep the partners capital fully invested. At this time, the general partners believe that the average loan portfolio interest rate will stabilize over the year 2004. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6% and 7% in 2004.


Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the Real Estate Owned ("REO") expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies have slipped into recession. During 2002 and 2003, the economy has stabilized, but is still stagnant. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2003, there were no properties in foreclosure. The Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on two loans totaling $64,936 as of December 31, 2003. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of workout agreements existing at December 31, 2003, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $37,371, ($20,039) and ($18,299), as provisions (recoveries) for losses on loans and real estate for the years ended December 31, 2001, 2002 and 2003, respectively. The provision for losses on loans and real estate was decreased by $28,293 to $37,371 in 2001, by $57,410 to ($20,039) in 2002. The Partnership recorded an additional reduction of loan loss reserves of $18,299 in 2003. These decreases reflect reduced expected loan and REO anticipated losses in the various years and that current reserves for losses are adequate to handle potential losses. If conditions change, the Partnership may again increase its provisions for loan losses.

     The Partnership may restructure loans. This is done either through the modification of an existing loan or by rewriting a whole new loan. A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.

     During 2003 the Partnership restructured two loans into one existing loan with a lower interest rate. This resulted in an increase to loans receivable of $107,198 and a decrease to accrued interest and late fees and advances of $88,685 and $18,513, respectively. During 2002 the Partnership restructured four loans into two new loans with a lower interest rate. This resulted in an increase to loans receivable and the allowance for loan losses of $420,969 and $47,489, respectively, and a decrease to accrued interest and advances of $345,796 and $27,684, respectively.


Borrower Liquidity and Capital Resources.

     The partnership relies upon loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and earnings requirements. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the partnership credit line or for other partnership business.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2001, 2002 and 2003, the Partnership made distributions of earnings to limited partners of $374,689, $303,020, and $211,610, respectively. Distribution of earnings to limited partners, which were not withdrawn after allocation of syndication costs for the years ended December 31, 2001, 2002 and 2003 were $438,296, $452,827, and $375,105, respectively. As of December 31
2001, 2002 and 2003, limited partners electing to withdraw earnings represented 42%, 36% and 34% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the years ended December 31, 2001, 2002 and 2003, $98,857, $186,716, and $22,690 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2001, 2002, and 2003, respectively.

     Additionally, for the years ended December 31, 2001, 2002, and 2003, $1,089,113, $646,089, and $376,511, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

     Earnings and capital liquidations, including early withdrawals, during the three years ended December 31, 2003 were:

                            Years ended December 31,

                            Earnings           Capital
                          Liquidation        Liquidation           Total
                         --------------     -------------      ------------

            2001            $   374,689      *$ 1,187,970       $ 1,562,659

            2002            $   303,020      *$   832,805       $ 1,135,825

            2003            $   211,610      *$   399,201       $   610,811

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of December 31, 2003, approximately 72.24% ($5,982,029) of the loans held by the Partnership were in five of the San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States economy, which includes lower earnings, job losses and layoffs.

     Recently the national Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The Office of Federal Housing Enterprise Oversight reported that the state average home prices rose 13.8% in 2003. Southern California home price appreciation outpaced Northern California home price appreciation. Yet even Santa Clara County had positive price appreciation in 2003. The residential market is not all positive. The luxury home market in the San Francisco Bay Area is still well below values posted in 1999 and 2000. The strong residential real estate outlook implies that collateral values behind the Partnership's loans should remain firm and assist in reducing losses if the take back of collateral through the foreclosure process should eventuate.

     While the residential market outlook remains strong overall the commercial real estate market is not as strong.

     Commercial property values are chiefly tied to the income a property can produce. Vacancies in office properties since 2000 have risen sharply in the San Francisco Bay Area. In the fourth quarter of 2003 both BT Commercial Real Estate and Cornish and Carey Commercial/Oncor International reported declines in San Francisco peninsula office vacancies. Each reported about 1% declines to about 27.3%. Colliers International reported a decline in San Francisco office vacancy in the fourth quarter of 2003 from 17.3% to 16.9%. Rents have also continued to fall and in San Francisco the average is $29.31, which is down from $30.04 at the start of 2003. These statistics seem to indicate that the commercial rental market is stabilizing but that existing vacancies will take a long time to fill. Commercial real estate values have decreased but lowered capitalization rates have helped keep commercial property from large value reductions. The decrease in vacancies could mean improved cash flows for owners, which translates into improved debt service abilities.

     As of December 31, 2003, the Partnership had an average loan to value ratio based on appraisals and prior liens as of the date the loan was made of 60.79%. This did not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in prior lien principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     The foregoing analysis of year 2003 issues includes forward-looking statements and predictions about possible or future events, results of operations, and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and on our line of credit as of December 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2003:

                                  2004         2005         2006         2007         2008       Thereafter      Total
                             --------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts          $  287,315                                                                      $  287,315
Average interest rate               0.68%                                                                           0.68%
Loans secured by deeds
   of trust                    $2,334,650    2,622,109     809,894     1,521,152      199,415      793,606     $8,280,826
Average interest rate              10.78%        9.59%       8.70%         8.13%       10.50%        8.11%          9.45%
Interest bearing
   Liabilities:
Line of credit                 $  200,000                                                                      $  200,000
Average interest rate               4.25%                                                                           4.25%

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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of December 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

     The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


PORTFOLIO REVIEW - For the years ended December 31, 2001, 2002 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2001, 2002 and 2003 the Partnership's loans secured by real property collateral in five of the San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda and Contra Costa) represented $6,784,000 (67.20%), $3,353,000 (52.20%), and $5,982,000 (72.24%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31, 2001, 2002 and 2003:

                                                                           December 31,
                                      ---------------------------------------------------------------------------------------

                                                2001                           2002                          2003
                                      --------------------------     --------------------------     -------------------------

Single-family homes (1-4 units)
   - owner occupied                    $   622,435         6.17%      $ 1,037,474        16.15%      $  853,869        10.31%
Single-family homes (1-4 units)
   - non-owner occupied                  1,435,444        14.23%          575,051         8.95%       1,589,092        19.19%
Apartments (over 4 units)                1,563,213        15.50%          708,648        11.03%       1,367,327        16.51%
Commercial                               3,280,000        32.50%        2,045,811        31.85%       2,410,861        29.11%
Land                                     3,190,103        31.60%        2,057,000        32.02%       2,059,677        24.88%
                                      ------------    ----------     ------------    ----------     -----------    ----------

          Total                        $10,091,195       100.00%      $ 6,423,984       100.00%      $8,280,826       100.00%
                                      ============    ==========     ============    ==========     ===========    ==========

     As of December 31, 2003, the Partnership held 23 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the Partnership as of December 31, 2003.

        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                             As of December 31, 2003

                                                           # of Loans          Amount          Percent
                                                          -------------     ------------      ----------

        1st Mortgages                                                12       $3,733,346          45.09%
        2nd Mortgages                                                10        3,872,480          46.76%
        3rd Mortgages                                                 1          675,000           8.15%
                                                          =============     ============      ==========
              Total                                                  23       $8,280,826         100.00%

        Maturing in 2004                                              8       $2,334,650          28.19%
        Maturing in 2005                                              5        2,622,109          31.67%
        Maturing in 2006                                              2          809,894           9.78%
        Maturing after 12/31/06                                       8        2,514,171          30.36%
                                                          =============     ============      ==========
              Total                                                  23       $8,280,826         100.00%

        Average Secured Loan                                                  $  360,036           4.35%
        Largest Secured Loan                                                   1,000,000          12.08%
        Smallest Secured Loan                                                     11,703           0.14%
        Average Loan-to-Value based upon appraisals
          and prior liens at time of loan                                                         60.79%

     The Partnership's largest loan in the principal amount of $1,000,000 represents 12.08% of outstanding secured loans and 10.77% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.


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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2003 the general partners have determined that the allowance for loan losses of $680,469 (7.53% of net assets) and the allowance for real estate held for sale of $630,169 (6.98% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2003, five loans were delinquent over 90 days amounting to $2,259,756.

     The Partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2003 there were two such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the Partnership's construction loans as of December 31, 2003 is set forth below:

                              Complete Construction         Rehabilitation
                              ---------------------        ----------------

      Disbursed funds              $      0                  $1,202,431
      Undisbursed funds            $      0                  $   75,255


Item 8 - Financial Statements and Supplementary Data


A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

  o    Independent Auditors' Report
  o    Balance Sheets - December 31, 2003, and December 31, 2002
  o    Statements of Income for the years ended December 31, 2003, 2002 and 2001
  o Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001
  o    Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
  o    Notes to Financial Statements


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

                                                               Page No.
  Independent Auditors' Report                                    21

  Balance Sheets                                                  22

  Statements of Income                                            23

  Statements of Changes in Partners' Capital                      24

  Statements of Cash Flows                                        25

  Notes to Financial Statements                                   26

  Supplemental Schedules

      Schedule II - Valuation and Qualifying Accounts             37

      Schedule IV - Mortgage Loans on Real Estate                 38

                                ARMANINO McKENNA
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600





                          INDEPENDENT AUDITORS' REPORT


To the Partners
Redwood Mortgage Investors VII
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



                                          ARMANINO McKENNA  LLP

San Ramon, California
February 13, 2004

                          REDWOOD MORTGAGE INVETORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                         2003           2002
                                                     ------------  ------------

Cash and cash equivalents                             $   321,114   $ 1,057,845
                                                     ------------  ------------

Loans
   Loans secured by deeds of trust                      8,280,826     6,423,984
   Loans, unsecured, net of discount of $128,920
     and $150,407 in 2003 and 2002, respectively          232,551       216,770
   Allowance for loan losses                            (680,469)     (791,882)
                                                     ------------  ------------
     Net loans                                          7,832,908     5,848,872
                                                     ------------  ------------

Interest and other receivables
   Accrued interest and late fees                         489,995       304,936
   Advances on loans                                        6,484        17,230
                                                     ------------  ------------
     Total interest and other receivables                 496,479       322,166
                                                     ------------  ------------

Investment in limited liability company                         -     1,212,722
                                                     ------------  ------------

Real estate held for sale, net                            633,053       683,136
                                                     ------------  ------------

     Total assets                                     $ 9,283,554   $ 9,124,741
                                                     ============  ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Line of credit                                     $   200,000   $         -
   Accounts payable                                         4,102         2,593
   Payable to affiliate                                    51,288        32,176
   Deferred interest                                            -        37,704
                                                     ------------  ------------
     Total liabilities                                    255,390        72,473
                                                     ------------  ------------

Partners' capital
   Limited partners' capital, subject to redemption     9,016,191     9,040,290
   General partners' capital                               11,973        11,978
                                                     ------------  ------------
     Total partners' capital                            9,028,164     9,052,268
                                                     ------------  ------------

     Total liabilities and  partners' capital         $ 9,283,554   $ 9,124,741
                                                     ============  ============



     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVETORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                               2003           2002           2001
                                                                            ------------   -------------  -------------
Revenues
   Interest on loans                                                          $  748,625     $ 1,037,717    $ 1,172,474
   Late fees                                                                      24,053          24,920          8,495
   Other                                                                           9,602          15,549         11,412
                                                                            ------------   -------------  -------------
                                                                                 782,280       1,078,186      1,192,381
                                                                            ------------   -------------  -------------

Expenses
   Mortgage servicing fees                                                        73,062         163,531         94,396
   Interest expense                                                                8,972          54,724        128,224
   Clerical costs from Redwood Mortgage Corp.                                     23,014          30,572         38,313
   Asset management fees                                                          34,011          34,869         37,233
   Provisions for (recovery of) losses on loans and real estate                 (18,299)        (20,039)         37,371
   Professional services                                                          43,752          40,158         23,868
   Other                                                                          25,127          10,889         11,779
                                                                            ------------   -------------  -------------
                                                                                 189,639         314,704        371,184
                                                                            ------------   -------------  -------------

Net income                                                                    $  592,641     $   763,482    $   821,197
                                                                            ============   =============  =============

Net income
   General partners (1%)                                                      $    5,926     $     7,635    $     8,212
   Limited partners (99%)                                                        586,715         755,847        812,985
                                                                            ------------   -------------  -------------

                                                                              $  592,641     $   763,482    $   821,197
                                                                            ============   =============  =============

Net income per $1,000 invested by limited partners for entire period
   Where income is reinvested and compounded                                  $       67     $        85    $        85
   Where partner receives income in monthly distributions                     $       65     $        82    $        82





     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVETORS VII
                       (A California Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                           Limited Partners' Capital
                                                -------------------------------------------

                                                  Limited                         Total          General
                                                 Partners'       Formation       Limited         Partners'         Total
                                                  Capital          Loan         Partners'        Capital         Partners'
                                                  Accounts      Receivable       Capital         Accounts         Capital
                                                ------------   ------------    -------------   ------------    -------------

Balances at December 31, 2000                    $10,169,942    $  (75,612)      $10,094,330    $    11,978      $10,106,308

   Collections on Formation Loan                           -         71,460           71,460              -           71,460

   Net income                                        812,985              -          812,985          8,212          821,197

   Early withdrawal penalties                        (7,908)          4,152          (3,756)              -          (3,756)

   Partners' withdrawals                         (1,554,751)              -      (1,554,751)        (8,212)      (1,562,963)
                                                ------------   ------------    -------------   ------------    -------------

Balances at December 31, 2001                      9,420,268              -        9,420,268         11,978        9,432,246

   Net income                                        755,847              -          755,847          7,635          763,482

   Early withdrawal penalties                       (11,619)              -         (11,619)              -         (11,619)

   Partners' withdrawals                         (1,124,206)              -      (1,124,206)        (7,635)      (1,131,841)
                                                ------------   ------------    -------------   ------------    -------------

Balances at December 31, 2002                      9,040,290              -        9,040,290         11,978        9,052,268

   Net income                                        586,715              -          586,715          5,926          592,641

   Early withdrawal penalties                        (1,815)              -          (1,815)              -          (1,815)

   Partners' withdrawals                           (608,999)              -        (608,999)        (5,931)        (614,930)
                                                ------------   ------------    -------------   ------------    -------------

Balances at December 31, 2003                    $ 9,016,191    $         -      $ 9,016,191    $    11,973      $ 9,028,164
                                                ============   ============    =============   ============    =============







     The accompanying notes are an integral part of these financial statements

                          REDWOOD MORTGAGE INVETORS VII
                       (A California Limited Partnership)
                             STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            2003           2002            2001
                                                                        ------------   ------------    ------------
Cash flows from operating activities
   Net income                                                            $   592,641    $   763,482     $   821,197
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Provisions for (recovery of) losses on loans and real estate           (18,299)       (20,039)          37,371
     Early withdrawal penalty credited to income                             (1,815)       (11,619)         (3,756)
     Amortization of discount on unsecured loans                            (21,487)              -               -
     Change in operating assets and liabilities
        Loans, unsecured                                                       5,706         45,292          14,690
        Accrued interest and late fees                                     (273,744)       (73,456)       (302,868)
        Advances on loans                                                    (7,767)       (47,216)        (20,840)
        Accounts payable                                                       1,509        (8,702)           7,193
        Payable to affiliate                                                  19,112         28,860           3,316
        Deferred interest                                                   (37,704)         35,382           2,322
                                                                        ------------   ------------    ------------
Net cash provided by operating activities                                    258,152        711,984         558,625
                                                                        ------------   ------------    ------------

Cash flows from investing activities
   Principal collected on loans                                            2,556,852      4,569,574       6,123,575
   Loans originated                                                      (4,349,527)    (1,447,329)     (3,066,276)
   Payments for real estate                                                        -       (11,033)       (449,197)
   Proceeds from disposition of real estate                                        -              -          38,620
   Payments on investment in limited liability company                     (149,693)      (116,354)               -
   Proceeds from investment in limited liability company                   1,362,415              -               -
                                                                        ------------   ------------    ------------
Net cash provided by (used in) investing activities                        (579,953)      2,994,858       2,646,722
                                                                        ------------   ------------    ------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                            200,000    (1,907,000)     (1,593,000)
   Formation loan collections                                                      -              -          71,460
   Partners' withdrawals                                                   (614,930)    (1,131,841)     (1,562,963)
                                                                        ------------   ------------    ------------
Net cash used in financing activities                                      (414,930)    (3,038,841)     (3,084,503)
                                                                        ------------   ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (736,731)        668,001         120,844

Cash and cash equivalents at beginning of year                             1,057,845        389,844         269,000
                                                                        ------------   ------------    ------------

Cash and cash equivalents at end of year                                 $   321,114    $ 1,057,845     $   389,844
                                                                        ============   ============    ============

Supplemental disclosures of cash flow information
   Cash payments for interest                                            $     8,972    $    54,724     $   128,224



     The accompanying notes are an integral part of these financial statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.     Organization and General

     Redwood Mortgage Investors VII, (the "Partnership") is a California limited partnership organized on June 30, 1989. The general partners are Michael R. Burwell, an individual, and GYMNO Corporation, a California corporation. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

       Term of the Partnership

     The Partnership is scheduled to terminate on December 31, 2029, unless sooner terminated as provided in the partnership agreement.


2.     Summary of Significant Accounting Policies

       Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

       Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued by the effective interest method.

     If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due are not insignificant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan's effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

     If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances. At December 31, 2003 and 2002, there were loans categorized as impaired by the Partnership of $96,710 and $96,710, respectively. In addition, the impaired loans had accrued interest and advances totaling $7,977 and $7,841 at December 31, 2003 and 2002, respectively. The reduction in carrying value of the impaired loans of $14,596 and $6,620 at December 31, 2003 and 2002, respectively, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,710, $493,074 and $890,018 for December 31, 2003, 2002 and 2001, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Loans, secured by deeds of trust (continued)

     At December 31, 2003 and 2002, the Partnership had 5 and 9 loans past due 90 days or more totaling $2,259,756 and $2,913,212, respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2003 and 2002, as presented in Note 11, the average loan to appraised value of security based on appraisals and prior liens at the time the loans were consummated was 60.79% and 65.86%, respectively. When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2003, the Partnership restructured two loans into one existing loan with a lower interest rate. The amount restructured was $579,005.

     During 2002, the Partnership restructured four previously impaired loans into two new loans with a lower interest rate. The amount restructured was $1,246,754.

       Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a continuous basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

     The composition of the allowance for loan losses as of December 31, 2003 and 2002 was as follows:

                                       2003            2002
                                    -----------     -----------

           Impaired loans              $ 14,596        $  6,620
           Specified loans              321,263         163,731
           General                      236,984         533,200
           Unsecured loans              107,626          88,331
                                    -----------     -----------

                                       $680,469        $791,882
                                    ===========     ===========

     Activity in the allowance for loan losses is as follows for the years ended December 31:

                                         2003            2002          2001
                                       ----------    -----------   -----------

           Beginning balance             $791,882       $887,578      $850,548
           Provision for loan losses            -         20,394        37,371
           Recoveries                    (18,299)       (40,433)             -
           Restructures / transfers      (50,083)       (64,210)             -
           Write-offs                    (43,031)       (11,447)         (341)
                                       ----------    -----------   -----------

                                         $680,469       $791,882      $887,578
                                       ==========    ===========   ===========

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Cash and cash equivalents

     The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.

       Real estate held for sale

     Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property's estimated fair value, less estimated costs to sell.

     The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. During 2003 and 2002, the Partnership transferred $50,083 and $200,030, respectively, from the allowance for loan losses to the allowance for losses on real estate held for sale.

       Investment in limited liability company

     Investment in limited liability company is accounted for using the equity method. In 2003 and 2002, the Company had a 34% interest in the Stockton Street Property Company, LLC (see Note 6).

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

       Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2003, 2002 and 2001, late fee revenue of $24,053, $24,920 and $8,495, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2003 and 2002 of $24,118 and $13,320.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


2.     Summary of Significant Accounting Policies (continued)

       Reclassification

     Certain reclassifications, not affecting previously reported net income or total partners' capital, have been made to the previously issued financial statements to conform to the current year presentation.

      Recently issued accounting pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantor's obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The implementation of FIN 45 did not have any significant effect on the Partnership.

     In January 2003, FASB issued FASB Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 is effective immediately for any variable interest entities created after January 31, 2003 and is effective beginning in the third quarter of 2003 to any variable interest entities created prior to the issuance of the interpretation. FIN 46 provides a new framework to identify variable interest entities and to determine when an entity should include the assets, liabilities, non-controlling interests and the results of activities of a variable interest entity in its financial statements. The implementation of FIN 46 did not have any significant effect on the Partnership.

     In December 2003, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"(SOP 03-3). SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The implementation of SOP 03-03 is not anticipated to have any significant effect on the Partnership.


3.     Other Partnership Provisions

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


3.     Other Partnership Provisions (continued)

     A majority of the outstanding limited partnership interests may, without the permission of the general partners, vote to: (i) terminate the partnership,
(ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the Partnership and (iv) remove or replace one or all of the general partners.

     The approval of all the limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


4.     General Partners and Related Parties

     The following are commissions and fees which will be paid to the general partners and affiliates:

       Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During 2003, 2002 and 2001, loan brokerage commissions paid by the borrowers were $111,927, $24,661 and $84,137, respectively.

       Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $73,062, $163,531 and $94,396 were incurred for 2003, 2002 and 2001, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $51,288 and $32,176 at December 31, 2003 and 2002, respectively.

       Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $34,011, $34,869 and $37,233 were incurred for 2003, 2002 and 2001, respectively.

       Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

       Operating expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2003, 2002 and 2001, operating expenses totaling $23,014, $30,572 and $38,313, respectively, were reimbursed to Redwood Mortgage Corp.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


5.     Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2003 and 2002:

                                                  2003            2002
                                              ------------    ------------

         Costs of properties                   $ 1,263,222     $ 1,263,222
         Reduction in value                      (630,169)       (580,086)
                                              ------------    ------------

            Real estate held for sale, net     $   633,053     $   683,136
                                              ============    ============


6.     Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC, which is owned 34% by the Partnership and 66% by an affiliate. Development costs were capitalized during construction; thus, there was no income or expense recognized by Stockton during 2002 and a portion of 2003. During 2003, the LLC completed construction and the property was sold. The Partnership recognized a loss of $42,518 during 2003 related to this property.


7.     Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of December 31, 2003 and 2002 were $200,000 and $0, respectively, and the interest rate was 4.25% (4.00% prime + .25%) at December 31, 2003. This line of credit expires December 2, 2004 and requires the Partnership to meet certain financial covenants. As of December 31, 2003 and 2002, the Partnership was in compliance with all loan covenants.


8.     Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of the Partnership capital:

                                                       2003             2002
                                                    ------------   ------------

       Partners' capital per financial statements    $ 9,028,164    $ 9,052,268
       Allowance for loan losses                         680,469        791,882
       Allowance for real estate losses                  630,169        580,086
                                                    ------------   ------------

           Partners' capital tax basis               $10,338,802    $10,424,236
                                                    ============   ============

     In 2003 and 2002, approximately 69% of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


9.     Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and Cash Equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans had a carrying value of $8,280,826 and $6,423,984 at December 31, 2003 and 2002, respectively. The fair value of these loans of $8,159,401 and $6,030,669, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


10.    Non-cash Transactions

     During 2003, the Partnership restructured two loans that resulted in an increase to loans receivable of $107,198 and a decrease to accrued interest and late fees and advances of $88,685 and $18,513, respectively.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


11.    Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2003 and 2002, there were 23 and 25 secured loans outstanding, respectively, with the following characteristics:

                                                                                2003                2002
                                                                            -------------       -------------

       Number of secured loans outstanding                                             23                  25
       Total secured loans outstanding                                        $ 8,280,826         $ 6,423,984

       Average secured loan outstanding                                       $   360,036         $   256,959
       Average secured loan as percent of total                                     4.35%               4.00%
       Average secured loan as percent of Partners' capital                         3.99%               2.84%

       Largest secured loan outstanding                                       $ 1,000,000         $ 1,000,000
       Largest secured loan as percent of total                                    12.08%              15.57%
       Largest secured loan as percent of Partners' capital                        11.08%              11.05%
       Number of counties where security is located (all California)                    8                  11

       Largest percentage of loans in one county                                   44.11%              41.38%
       Average secured loan to appraised value of security based on
           appraisals and prior liens at date of loan                              60.79%              65.86%

       Number of secured loans in foreclosure                                           0                   2
       Amount of secured loans in foreclosure                                 $         0         $   236,807

       The following categories of secured loans were held at December 31, 2003 and 2002:

                                                                                2003                 2002
                                                                            -------------       -------------

       First trust deeds                                                      $ 3,733,346         $ 3,269,897
       Second trust deeds                                                       3,872,480           2,939,753
       Third trust deeds                                                          675,000             214,334
                                                                            -------------       -------------
              Total loans                                                       8,280,826           6,423,984
       Prior liens due other lenders at time of loan                            4,319,281           5,475,725
                                                                            -------------       -------------

              Total debt                                                      $12,600,107         $11,899,709
                                                                            =============       =============

       Appraised property value at time of loan                               $20,728,514         $18,069,602

       Total loans as percent of appraisals based on appraisals
         and prior liens at date of loan                                           60.79%              65.86%

       Loans by type of property
           Owner occupied homes                                               $   853,869         $ 1,037,474
           Non-owner occupied homes                                             1,589,092             575,051
           Apartments                                                           1,367,327             708,648
           Commercial                                                           2,410,861           2,045,811
           Land                                                                 2,059,677           2,057,000
                                                                            -------------       -------------

                                                                              $ 8,280,826         $ 6,423,984
                                                                            =============       =============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


11.    Asset Concentrations and Characteristics (continued)

     Scheduled maturity dates of secured loans as of December 31, 2003 are as follows:

                  Year Ending December 31,
                            2004                              $ 2,334,650
                            2005                                2,622,109
                            2006                                  809,894
                            2007                                1,521,152
                            2008                                  199,415
                         Thereafter                               793,606
                                                             ------------

                            Total                             $ 8,280,826
                                                             ============

     The scheduled maturities for 2004 above include approximately $2,207,200 in 7 loans, which are past maturity at December 31, 2003. Interest payments on four of these loans with an aggregate principal balance of $1,985,357 were categorized as delinquent over 90 days and are included in total loans 90 days or more delinquent presented in Note 2.

     Cash deposits per bank at December 31, 2003 of $457,204 were in one bank. The balance exceeded federal insurance limits (up to $100,000 per bank) by $357,204. The Partnership's main bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit.

     The Partnership had a substantial amount of its loan receivable balance due from one borrower in 2003 and 2002. This borrower accounted for approximately 15% and 22% of the loan balance at December 31, 2003 and 2002, respectively. This borrower accounted for approximately 12%, 7% and 0% of interest revenue for the years ended December 31, 2003, 2002 and 2001.


12.    Commitments and Contingencies

       Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2003. As of December 31, 2003 the Partnership had two loans under workout agreements totaling $64,936.

       Construction loans

     The Partnership has construction loans on projects, which are at various stages of completion of the construction process at December 31, 2003. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process. At December 31, 2003, there were $75,255 of undistributed construction loans which will be funded by a combination of retained investors' earnings, line of credit draw-downs and retirement of principal on current loans.

       Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


13.   Selected Financial Information (Unaudited)

                                                                  Calendar Quarter
                                              ----------------------------------------------------------

                                                 First           Second         Third           Fourth         Annual
                                              -----------     -----------    -----------     -----------    -------------
Revenues
     2003                                       $ 173,306       $ 187,186      $ 192,171       $ 229,617      $  782,280
     2002                                       $ 312,044       $ 278,648      $ 260,548       $ 226,946      $1,078,186
     2001                                       $ 349,061       $ 291,342      $ 261,312       $ 290,666      $1,192,381

Expenses
     2003                                       $  29,061       $  21,330      $  50,959       $  88,289      $  189,639
     2002                                       $ 115,413       $  81,173      $  69,770       $  48,348      $  314,704
     2001                                       $ 137,576       $  84,453      $  58,231       $  90,924      $  371,184

Net income allocated to general partners
     2003                                       $   1,442       $   1,659      $   1,412       $   1,413      $    5,926
     2002                                       $   1,966       $   1,975      $   1,908       $   1,786      $    7,635
     2001                                       $   2,115       $   2,069      $   2,031       $   1,997      $    8,212

Net income allocated to limited partners
     2003                                       $ 142,803       $ 164,197      $ 139,800       $ 139,915      $  586,715
     2002                                       $ 194,665       $ 195,500      $ 188,870       $ 176,812      $  755,847
     2001                                       $ 209,370       $ 204,820      $ 201,050       $ 197,745      $  812,985

Net income per $1,000 invested
  where income is reinvested
     2003                                       $      16       $      16      $      16       $      19      $       67
     2002                                       $      21       $      21      $      21       $      22      $       85
     2001                                       $      21       $      21      $      21       $      22      $       85

where income is withdrawn
     2003                                       $      16       $      16      $      16       $      17      $       65
     2002                                       $      21       $      21      $      21       $      19      $       82
     2001                                       $      20       $      21      $      21       $      20      $       82

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                  SCHEDULE IIVALUATION AND QUALIFYING ACCOUNTS
                                December 31, 2003

                                                                Col. C - Additions
                                             Col B.      -------------------------------------
                                           Balance at           (1)                 (2)                              Col E.
                Col A.                     Beginning      Charged to Costs       Charged to         Col. D         Balance at
              Description                  of Period        And Expenses       Other Accounts     Deductions      End of Period
---------------------------------------   ------------   ------------------   ----------------   -------------   ---------------
                                                                                                      (a)
Year Ended December 31, 2003

   Deducted from asset accounts

   Allowance for doubtful accounts         $   791,882      $      (68,382)       $          -     $  (43,031)      $    680,469

   Cumulative write-down of
     real estate held for sale (REO)           580,086               50,083                  -               -           630,169
                                          ------------   ------------------   ----------------   -------------   ---------------

                                           $ 1,371,968      $      (18,299)       $          -     $  (43,031)      $  1,310,638
                                          ============   ==================   ================   =============   ===============


(a) Represents write-offs on loans.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                         RULE 12-29 LOANS ON REAL ESTATE
                                DECEMBER 31, 2003


             Col. B   Col. C      Col. D      Col. E       Col. F        Col. G      Col. H     Col. I     Col. J
  Col. A   Interest   Final       Period       Prior     Face Amount  Carry Amount Principal Amt Type    Geographic
 Descript    Rate    Maturity    Payment       Liens       Mortgage     Mortgage    Delinquent   Lien      Location
----------------------------------------------------------------------------------------------------------------------

Apts.        6.50%   05/01/06    $    541  $   89,904    $   75,000    $  96,716    $   96,716    2nd    Sacramento
Apts.        7.00%   02/10/05         234      80,250        40,125       40,125             -    2nd    San Francisco
Comm.        9.00%   05/10/02         671           -        83,333       77,472        77,472    1st    Shasta
Comm.        7.00%   07/01/02       1,131           -       146,667      132,568       132,568    1st    Contra Costa
Land        11.00%   01/01/01       9,167     201,686     1,000,000      773,510       773,510    2nd    Stanislaus
Land        11.00%   07/01/01       9,167     137,737     1,000,000      975,793       975,793    2nd    Stanislaus
Land        11.00%   11/01/00           -           -        85,366            -             -    3rd    Stanislaus
Land        11.50%   07/01/01       1,753   1,000,000       182,927      182,927       182,927    2nd    Stanislaus
Apts.       12.00%   07/01/06       5,755           -       720,000      713,178             -    1st    San Francisco
Comm.       10.00%   12/01/03         471           -        53,636       53,229        53,229    1st    Stanislaus
Comm.       10.00%   12/01/01         105      82,723        11,919       11,702        11,702    2nd    Stanislaus
Comm.       10.00%   07/01/11       1,995           -       219,538      214,135             -    1st    Santa Clara
Land         8.00%   12/01/04         900           -       135,000      127,448             -    1st    Sacramento
Comm.        7.50%   02/28/07       3,206           -       513,000      560,354             -    1st    Santa Clara
Comm.        7.50%   02/28/07       4,290           -       686,400      686,400             -    1st    Alameda
Res.         6.13%   08/01/32       1,823           -       300,000      294,469             -    1st    San Mateo
Res.        11.00%   09/01/07       2,619     415,386       275,000      274,398       274,398    2nd    San Mateo
Apts.       10.00%   10/14/05       7,121     610,555       900,000      417,733             -    2nd    Alameda
Apts.       10.50%   06/01/08         944     389,330       100,000       99,576             -    2nd    Alameda
Res.        10.50%   07/01/08         915           -       100,000       99,839             -    1st    San Francisco
Res.         8.75%   09/01/05       4,396           -       900,000      489,254             -    1st    Alameda
Res.         8.75%   01/01/09       2,242           -       285,000      285,000             -    1st    Alameda
Comm.        9.50%   01/01/05       5,344     463,805       675,000      675,000             -    3rd    Alameda
Res.        10.00%   12/25/05       8,333     847,905     1,000,000    1,000,000             -    2nd    Alameda
                                --------------------------------------------------------------

Total                            $ 73,123  $4,319,281    $9,487,911   $8,280,826    $2,578,315
                                ==============================================================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                             SCHEDULE IV (continued)
                         MORTGAGGE LOANS ON REAL ESTATE
                         RULE 12-29 LOANS ON REAL ESTATE
                                DECEMBER 31, 2003


     Reconciliation of carrying amount (cost) of secured loans at close of periods

                                                                          Year ended December 31,
                                                           ------------------------------------------------

                                                                2003             2002             2001
                                                           --------------   --------------   --------------

Balance at beginning of year                                 $  6,423,984     $ 10,091,195     $ 12,794,297
                                                           --------------   --------------   --------------
Additions during period
   New loans                                                    4,349,527        1,447,329        3,066,276
   Other                                                          107,198          420,969          354,197
                                                           --------------   --------------   --------------
     Total additions                                            4,456,725        1,868,298        3,420,473
                                                           --------------   --------------   --------------

Deductions during period
   Collections of principal                                     2,556,852        4,569,574        6,123,575
   Foreclosures                                                         -          954,488                -
   Cost of loans sold                                                   -                -                -
   Amortization of premium                                              -                -                -
   Other                                                           43,031           11,447                -
                                                           --------------   --------------   --------------
     Total deductions                                           2,599,883        5,535,509        6,123,575
                                                           --------------   --------------   --------------

Balance at close of year                                     $  8,280,826     $  6,423,984     $ 10,091,195
                                                           ==============   ==============   ==============

     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Partnership's independent public accountants during the years ended December 31, 2003 and 2002.


Item 9a. - Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities and Exchange Act of 1934. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter and through the date of this report that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.


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

The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 46, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the estate of D. Russell Burwell. Upon the completion of the administration of D. Russell Burwell's estate, Michael R. Burwell will have a controlling interest in Gymno Corporation. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer and Secretary.

Financial Oversight by General Partners.

     The Partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the Partnership does not have an audit committee and the general partners are not independent of the Partnership, the Partnership does not have an "audit committee financial expert."

Code of Ethics.

     The general partners have adopted a Code of Ethics applicable to the general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal financial officer, principal accounting officer or controller of the Partnership, if any. You may obtain a copy of this Code of Ethics, without charge, upon request by calling our Investor Services Department at (650) 365-5341.


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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2003. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation         Description of Compensation and Services Rendered             Amount
----------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.            Mortgage Servicing Fee for servicing loans...................$73,062

General Partners &/or Affiliates      Asset Management Fee for managing assets.....................$34,011

General Partners                      1% interest in profits........................................$5,926


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in
                                      connection with the review, selection, evaluation,
                                      negotiation, and extension of the loans paid by
                                      the borrowers and not by the Partnership....................$111,927

Redwood Mortgage Corp.                Processing and Escrow Fees for services in
                                      connection with fees notary, document preparation,
                                      credit investigation, and escrow payable by the
                                      borrowers and not by the Partnership..........................$3,296

Gymno Corporation                     Reconveyance Fee................................................$877

     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $23,014

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


Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2003 and 2002 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $37,513 and $35,427, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2003 and 2002 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2003 and 2002, were $3,495 and $3,036, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2003 and 2002.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

                                     Part IV


Item 15 - Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

A.  Documents filed as part of this report are incorporated:

    1. In Part II, Item 8 under A - Financial Statements.

    2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

    3. Exhibits.

   Exhibit No.       Description of Exhibits
----------------   -------------------------------------------------------------

    3.1            Limited Partnership Agreement
    3.2            Form of Certificate of Limited Partnership Interest
    3.3            Certificate of Limited Partnership
    10.1           Escrow Agreement
    10.2           Servicing Agreement
    10.3       (a) Form of Note secured by Deed of Trust which provides for principal and interest payments.
               (b) Form of Note secured by Deed of Trust which provides
                   principal and interest payments and right of assumption
               (c) Form of Note secured by Deed of Trust which provides for interest only payments (d)Form of Note
    10.4       (a) Deed of Trust and Assignment of Rents to accompany Exhibits
                   10.3  (a), and (c)
               (b) Deed of Trust and Assignment of Rents to accompany Exhibit
                   10.3 (b)
               (c) Deed of Trust to accompany Exhibit 10.3 (d)
    10.5           Promissory Note for Formation Loan
    10.6           Agreement to Seek a Lender

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March 2004.

REDWOOD MORTGAGE INVESTORS VII

By: /S/ Michael R. Burwell
    -----------------------------------
    Michael R. Burwell, General Partner


By: Gymno Corporation, General Partner

    By: /S/ Michael R. Burwell
        ----------------------------------------
        Michael R. Burwell, President, Secretary
         & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March 2004.

        Signature                      Title                           Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell                 General Partner               March 30, 2004


/S/ Michael R. Burwell
------------------------
Michael R. Burwell           President, Secretary & Chief        March 30, 2004
                              Financial Officer of Gymno
                           Corporation (Principal Financial
                                and Accounting Officer);
                              Director of Gymno Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
March 30, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003(the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2004