Form 10-Q
period 2004-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2004-05-14
CIK 854092

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For Quarterly Period Ended                      March 31, 2004
    ----------------------------------------------------------------------------
    Commission file number                             33-30427
    ----------------------------------------------------------------------------

            REDWOOD MORTGAGE INVESTORS VII, a California Limited Partnership
    ----------------------------------------------------------------------------
               (exact name of registrant as specified in its charter)

                 California                                      94-3094928
    ---------------------------------------------------- -----------------------
         (State or other jurisdiction of                      I.R.S. Employer
          incorporation of organization)                     Identification No.

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

  YES            XX                                     NO
    --------------------                                     -------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  YES                         NO                  NOT APPLICABLE        X
    ------------               ------------                    --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest date.


                                 NOT APPLICABLE

Part I - Item 1.  Financial Statements

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2004 and DECEMBER 31, 2003 (unaudited)

                                     ASSETS

                                                  March 31           December 31
                                                    2004                 2003
                                               --------------     --------------

Cash                                           $  930,684             $  321,114
                                               --------------     --------------
Loans
   Loans, secured by deeds of trust             7,463,825              8,280,826
   Loans, unsecured                               233,465                232,551
                                               --------------     --------------
                                                7,697,290              8,513,377
   Less allowance for loan losses                (691,824)             (680,469)
                                               --------------     --------------
     Net loans                                  7,005,466              7,832,908
                                               --------------     --------------
Interest and other receivables
   Accrued interest                               538,150                489,995
   Advances on loans                                6,567                  6,484
                                               --------------     --------------
     Total interest and other receivables         544,717                496,479
                                               --------------     --------------

Real estate owned, held for sale                  633,053                633,053
Prepaid expenses                                    3,586                      -
                                               --------------     --------------
     Total assets                             $ 9,117,506            $ 9,283,554
                                               ==============     ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Line of credit                                $      0              $ 200,000
   Accounts payable                                10,360                  4,102
   Payable to affiliate                            56,092                 51,288
                                               --------------     --------------
     Total liabilities                             66,452                255,390
                                               --------------     --------------
Partners' capital
   Limited partners' capital,
        subject to redemption                   9,039,081              9,016,191
   General partners' capital                       11,973                 11,973
                                               --------------     --------------
     Total partners' capital                    9,051,054              9,028,164
                                               --------------     --------------
     Total liabilities and partners' capital  $ 9,117,506              9,283,554
                                               ==============     ==============





The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003 (unaudited)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                            ------------------------------------

                                                      2004                2003
                                            -----------------   ----------------
Revenues
   Interest - on loans                             $ 203,219           $ 164,099
   Interest - interest bearing accounts                1,343               1,570
   Late charges                                        4,598               6,627
   Other income                                        8,494               1,010
                                            -----------------    ---------------
                                                     217,654             173,306
                                            -----------------    ---------------
Expenses
   Mortgage servicing fees                            20,131              16,154
   Interest expense                                      732                 169
   Clerical costs through Redwood   Mortgage Corp.     4,818               6,485
   Asset management fees                               8,489               8,517
   Provisions for (recovery of) losses on loans
     and real estate                                  11,355            (22,372)
   Professional services                              20,963              17,318
   Printing, supplies and postage                      2,290               1,586
   Other                                               8,780               1,204
                                            -----------------    ---------------
                                                      77,558              29,061
                                            -----------------    ---------------

Net income                                         $ 140,096           $ 144,245
                                            =================    ===============

Net income:  To general partners (1%)                  1,401               1,442
             To limited partners (99%)               138,695             142,803
                                            -----------------    ---------------
                                                   $ 140,096           $ 144,245
                                            =================    ===============

Net income per $1,000 invested by limited partners
for entire period
    -where income is reinvested and compounded       $    15             $    16
                                            =================    ===============
   -where partner receives income in monthly
      distributions                                  $    15             $    16
                                            =================    ===============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003 (unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------
                                                        2004              2003
                                                 ---------------    ------------
Cash flows from operating activities
  Net income                                          $ 140,096        $ 144,245
  Adjustments to reconcile net income to net cash
         provided by operating activities
      Provision for (recovery of) losses on
         loans and real estate                           11,355         (22,372)
         Early withdrawal penalty credited to income       (380)           (755)
    Amortization of discount on unsecured loans          (5,371)               -
    Change in operating assets and liabilities
       Accrued interest and advances on loans           (48,238)        (63,364)
       Accounts payable and other liabilities            11,062         (25,178)
       Prepaid expenses                                  (3,586)         (2,663)
                                                  ---------------    -----------

Net cash provided by operating activities               104,938           29,913
                                                  ---------------    -----------

Cash flows from investing activities
     Principal collected on loans                     1,465,742          446,574
     Loans originated                                  (648,741)     (1,295,000)
     Payments for real estate held for sale                   -          (1,255)
     Proceeds from sale of real estate held for sale          -                -
     Investments in limited liability company                 -         (60,821)
     Proceeds from unsecured loans                        4,457            3,596
                                                   ---------------   -----------
Net cash provided by (used in) investing activities     821,458        (906,906)
                                                   ---------------   -----------
Cash flows from financing activities
     Net increase (decrease) in line of credit         (200,000)         250,000
     Partners withdrawals                              (116,826)       (171,171)
                                                   ---------------   -----------
Net cash provided by (used in) financing activities    (316,826)          78,829
                                                   ---------------   -----------
Net increase (decrease) in cash                         609,570        (798,164)

Cash - beginning of year                                321,114        1,057,845
                                                   ---------------   -----------
Cash - end of period                                    930,684          259,681
                                                   ===============   ===========
Cash payments for interest                             $    732         $    169
                                                   ===============   ===========



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

     At March 31, 2004 and December 31, 2003 there were loans categorized as impaired by the Partnership of $96,710. In addition, the impaired loans had accrued interest and advances totaling $7,841. The reduction in carrying value of the impaired loans of $14,596 at March 31, 2004 and December 31, 2003, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,710 for both quarters ending March 31, 2004 and December 31, 2003.

     At March 31, 2004 and December 31, 2003, the Partnership had three and five loans past due 90 days or more totaling $1,932,230 and $2,259,756 (25.89% and 27.29% of the secured loan portfolio), respectively. The Partnership does not consider these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2004 and December 31, 2003 was as follows:

                                               March 31,            December 31,
                                                  2004                  2003
                                          ---------------      -----------------
      Impaired loans                            $ 14,596               $ 14,596
      Specified loans                            321,263                321,263
      General                                    248,339                236,984
      Unsecured loans                            107,626                107,626
                                          ---------------      -----------------
                                               $ 691,824              $ 680,469
                                          ===============      =================

     Activity in the allowance for loan losses is as follows for the three months ended March 31, 2004 and year ended December 31, 2003:

                                               March 31,            December 31,
                                                  2004                  2003
                                          ---------------      -----------------
      Beginning balance                        $ 680,469              $ 791,882
      Provision for loan losses                   11,355                      -
      Recoveries                                       -                (18,299)
      Restructures                                     -                (50,083)
      Write-offs                                       -                (43,031)
                                          ---------------      -----------------
                                               $ 691,824              $ 680,469
                                          ===============      =================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

     No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Reclassifications

     Certain reclassifications, not affecting previously reported net income or total partners' capital, have been made to the previously issued financial statements to conform to the current period classification.

Profits and losses

     Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Management Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale. Actual results could differ significantly from these estimates.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2004 and December 31, 2003:

                                                March 31,          December 31,
                                                   2004                2003
                                              ---------------     --------------
      Costs of properties                       $ 1,263,222         $ 1,263,222
      Reduction in value                           (630,169)           (630,169)
                                              ---------------     --------------
      Real estate held for sale                  $  633,053          $  633,053
                                              ===============     ==============


NOTE 5 -  BANK LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of March 31, 2004 and December 31, 2003 were $ $0 and $200,000, respectively; the interest rate was 4.25% (4.00% prime + .25%) at March 31, 2004. This line of credit expires December 2004 and requires the Partnership to meet certain financial covenants. As of March 31, 2004 and December 31, 2003, the Partnership was in compliance with all loan covenants.

     Should the general partners choose not to renew the line of credit, the balance then outstanding would be converted to a three-year term loan.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $7,463,825 and $8,280,826, at March 31, 2004 and December 31, 2003, respectively. The fair value of these loans of $7,511,663 and $8,159,401, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)


NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS


     Most loans are secured by recorded deeds of trust. At March 31, 2004 and December 31, 2003 there were 24 and 23 secured loans outstanding, respectively, with the following characteristics:

                                                      March 31,     December 31,
                                                        2004             2003
                                                  --------------  --------------
Number of secured loans outstanding                         24              23
Total secured loans outstanding                     $7,463,825      $8,280,826

Average secured loan outstanding                     $ 310,993       $ 360,036
Average secured loan as percent of total                  4.17%          4.35%
Average secured loan as percent of Partners' capital      3.44%          3.99%

Largest secured loan outstanding                     $1,000,000     $1,000,000
Largest secured loan as percent of total                 13.40%         12.08%
Largest secured loan as percent of partnership assets    10.96% *     10.77% *

Number of counties where security is located
  (all California)                                           9              8

Largest percentage of loans in one county                36.96%         44.11%

Average secured loan to appraised value of security
   at time based on appraised values and prior liens
   at time loan was consummated                          64.38%         60.79%

Number of secured loans in foreclosure                    none            none
Amount of secured loans in foreclosure                    none            none

*  6.76% and 8.71% of outstanding loans and Partners' capital at loan inception.

     Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

NOTE 7 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     The following categories of secured loans were held at March 31, 2004 and December 31, 2003:

                                                       March 31,    December 31,
                                                         2004            2003
                                                    -------------    -----------
  First trust deeds                                   $3,608,522      $3,733,346
  Second trust deeds                                   3,180,303       3,872,480
  Third trust deeds                                      675,000         675,000
                                                    -------------    -----------
          Total loans                                  7,463,825       8,280,826
  Prior liens due other lenders at time of loan        3,293,340       4,319,281
                                                    -------------    -----------

             Total debt                             $ 10,757,165    $ 12,600,107
                                                    =============    ===========

  Appraised property value at time of loan          $ 16,708,092    $ 20,728,514

  Total investments as percent of appraisals based
    on appraisals and prior liens at date of loan          64.38%         60.79%

  Investments by type of property
       Owner occupied homes                            $ 896,421       $ 853,869
       Non-owner occupied homes                        1,113,019       1,589,092
       Apartments                                        985,275       1,367,327
       Commercial                                      2,409,433       2,410,861
       Land                                            2,059,677       2,059,677
                                                    =============    ===========
                                                      $7,463,825      $8,280,826
                                                    =============    ===========

     Scheduled maturity dates of secured loans as of March 31, 2004 are as follows:

           Year Ending December 31,
      -----------------------------------
                     2004                          $ 2,333,855
                     2005                            1,728,347
                     2006                              845,607
                     2007                            1,246,756
                     2008                              199,341
                  Thereafter                         1,109,919
                                               ----------------
                    Total                          $ 7,463,825
                                               ================

     The scheduled maturities for 2004 above include approximately $2,206,409 in 7 loans, which are past maturity at December 31, 2003. Interest payments on three of these loans with an aggregate principal balance of $1,932,230 were categorized as delinquent over 90 days and are included in total loans 90 days or more delinquent presented in Note 2.

     Cash deposits at March 31, 2004 of $965,747 were in one bank. The balances exceeded FDIC insurance limits (up to $100,000 per bank) by $865,747. This bank is the same financial institution that has provided the Partnership with the $3,500,000 limit line of credit (LOC). As and when deposits in the Partnership's bank accounts increase significantly beyond the insured limit, the funds are typically either placed on new loans when available, or used to pay-down the line of credit balance to the extent of borrowings or held as cash.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 16% of the loan balance and approximately 10% of interest revenue for the quarter ended March 31, 2004. The collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership.

     The Partnership also has a substantial amount of its loan receivable balance due on three loans from another borrower. This borrower accounted for approximately 25% of the loan balance and approximately 23% of interest revenue for the quarter ended March 31, 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. Under the terms of these workout agreements, the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing these loans as of March 31, 2004 and December 31, 2003. As of March 31, 2004 the Partnership had two loans under workout agreements totaling $64,917.

     Construction loans The Partnership has construction loans, which are at various stages of completion of the construction process and loans, which are not fully disbursed at March 31, 2004. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process or incrementally upon certain conditions being met. At March 31, 2004, there were $38,115 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and reinvestment of investors' earnings.


Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2004 (unaudited)

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

Forward Looking Statements.

     Some of the information in the Form 10-Q may contain forward looking statements. Uses of words such as "will", "may", "anticipate", "estimate", "continue" or other forward looking words, discuss future expectations or predictions. The foregoing analysis of 2004 includes forward looking statements and predictions about the possibility of future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of assumptions made by the general partners or the actual development of the future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the Partnership may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership. For the three months ended March 31 2004 and 2003, loan brokerage commissions paid by borrowers were $17,634 and $42,775, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $20,131 and $16,154 were incurred for the three months ended March 31, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $8,489 and $8,517 were incurred by the Partnership for the three months ended March 31, 2004 and 2003, respectively.

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

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income. During the three months through March 31, 2004 and 2003, operating expenses totaling $4,818 and $6,485, respectively, were reimbursed to Redwood Mortgage Corp.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of March 31, 2004 and 2003, a general partner, Gymno Corporation, had contributed $11,978 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three months ended March 31, 2004 and 2003

     On September 30, 1992, the Partnership had sold 119,983.59 Units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in Units of $100 each. As of that date, the offering was formally closed. At March 31, 2004, Partners' Capital totaled $9,051,054.

     The net income decrease of $4,149 (2.88%) for the three months ended March 31, 2004 versus the three month period ended March 31, 2003 was due primarily to an increase in interest earned on loans of $39,120 (23.84%), and an increase in other income of $7,484 (740.99%) offset by expense increases. Significant expense increases for the three month period ended March 31, 2004 versus March 31, 2003 included higher mortgage servicing fees of $3,977, and increases in the provision for losses on loans and real estate of $33,727, interest expense of $563, professional fees of $3,645, and other expenses of $7,576.

     The increase in interest on loans of $39,120 (23.84%) for the three months ended March 31, 2004 versus March 31, 2003 was due primarily to an increase to the loan portfolio to $7,463,825 from $7,272,410 at March 31, 2004 and March 31, 2003 respectively. At December 31, 2002, the loan portfolio totaled $6,423,984 versus $8,280,826 at December 31, 2003 which allowed a larger average outstanding loan balance during the first quarter of 2004 versus the first quarter of 2003.

     The increase in interest on the line of credit of $563 (333.14%) for the three months ended March 31, 2004 versus March 31, 2003 is due to higher overall usage of the line of credit during the first quarter of 2004. The Partnership, on average, utilized its bank line of credit more during the first quarter of 2004 compared to the first quarter of 2003. Cash generated from interest earnings, late charges, amortization of principal and loan payoffs was utilized to pay down the credit line in full as of March 31, 2004.

     The increase in mortgage servicing fees of $3,977 (24.62%) for the three months ended March 31, 2004 versus March 31, 2003 is attributable to an increase in the average outstanding loan portfolio during the first quarter of 2004.

     The provision for losses on loans and real estate was $11,355 during the first quarter of 2004 versus a recovery of loan losses of $22,372 in 2003. The general partners believe that the allowance for loan losses of $691,824 as of March 31, 2004 was adequate to offset potential loss in loans or real estate.

     The increase in professional fees of $3,645 (21.05%) for the three months ended March 31, 2004 versus March 31, 2003 is due to timing and increased cost of services provided in 2004 compared to 2003 in relation to its audit and tax return services.

     For the three months ended March 31, 2004, other income was mainly comprised of $7,714 as a non-refundable payment which was not deductible against the purchase price of real estate held for sale. Other expense consisted of $7,345 spent on the upkeep of Partnership properties.

     Partnership capital increased this quarter as both earnings distribution and capital liquidations declined. For the three months ended March 31, 2004 earnings and capital liquidated was $48,198 and $67,608, respectively versus $57,158 and $113,151, respectively for the corresponding period in 2003.

     At March 31, 2004, outstanding foreclosures were reduced to none ($0) from the two ($236,807) that existed at March 31, 2003. These foreclosures reflected more difficult economic times at March 31, 2003, yet were not unusual in the general partners' experience.

     The general partners received Mortgage Brokerage Commissions from the loan borrowers of $17,634 for the three months ended March 31, 2004 as compared to $42,775 for the three months ended March 31, 2003. The decrease is due to fewer loans written with reduced average commission rates for the three months ended March 31, 2004.

     Since January, 2001, and through March 31, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. The effect of the previous cuts has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2004 at rates similar to those that prevailed in 2003. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will decline approximately .50% over the year 2004. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the Partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 6% and 7% in 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations. The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy has stabilized, but is still stagnant. At March 31, 2004 the partnership had 3 loans past due 90 days or more totaling $1,932,230 with no loans in foreclosure.

     The partnership has entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of partnership workout agreements with borrowers is two matured loans totaling $64,917. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at March 31, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. In 2004, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $1,321,993 through March 31, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of March 31, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

     As of March 31, 2004, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 64.38%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate. PORTFOLIO REVIEW - For the three months ended March 31, 2004 and 2003.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,684,545 (62.76%) and $4,201,144 (57.77%)
of the outstanding loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.


     As of March 31, 2004 and March 31, 2003, the Partnership held 24 and 26 loans respectively in the following categories:

                                     March 31                 March 31
                                       2004                     2003
                                ----------------          ----------------

Single Family Residences
      (1-4 units)            $2,009,440      26.92%      $1,562,396       21.48%

Multiple family dwellings
      (5+ units)                985,275      13.20%       1,508,648       20.75%

Commercial                    2,409,433      32.28%       2,044,309       28.11%

Land                          2,059,677      27.60%       2,157,057       29.66%
                           ------------   ---------      ----------   ----------

   Total                     $7,463,825     100.00%      $7,272,410      100.00%
                           ============   =========      ==========   ==========


     As of March 31, 2004, the Partnership held 24 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2004:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2004

                                              # of Loans      Amount     Percent
                                           --------------   ----------   -------
1st Mortgages                                       15      $3,608,522    48.35%
2nd Mortgages                                        8       3,180,303    42.61%
3rd Mortgages                                        1         675,000     9.04%
                                               =========    ==========   =======
  Total                                             24      $7,463,825      100%

Maturing 12/31/04 and prior                          8      $2,333,856    31.27%
Maturing prior to 12/31/05                           4       1,728,347    23.16%
Maturing prior to 12/31/06                           2         845,607    11.33%
Maturing after 12/31/06                             10       2,556,015    34.24%
                                               ==========   ==========   =======
  Total                                             24      $7,463,825      100%

Average Loan                                                 $ 310,993        4%
Largest Loan                                                $1,000,000       13%
Smallest Loan                                                 $ 11,688     0.16%
Average Loan-to-Value
  based upon appraisal and
  prior liens at date of loan                                                64%

     The Partnership's largest loan in the principal amount of $1,000,000 represents 13% of outstanding secured loans and 10.96% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three months ended March 31, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $48,198 and $57,158, respectively. Distribution of Earnings to limited partners, which were not withdrawn for the three months ended March 31, 2004 and 2003 were $90,497 and $85,645, respectively. As of March 31, 2004 and 2003, limited partners electing to withdraw earnings represented 35%and 37% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of partnership agreement). For the three months ended March 31, 2004 and 2003,
$4,750 and $9,440 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2004 and 2003, respectively.

     Additionally, for the three months ended March 31, 2004 and 2003, $67,608 and $103,711, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of March 31, 2004, approximately 62.76%, ($4,684,545) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States recession, which includes lower earnings, losses and layoffs.

     Recently the national and the Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Business Times of March 19, 2004 states "Robust February for Bay Area home sales." "Bay Area home prices rose at their fastest rate in nearly three years and sales were at near-record levels last month, the result of continued demand and an accommodating mortgage finance environment, according to DataQuick Information Systems of La Jolla, a real estate information service. A total of 7,412 new and resale houses and condos were sold in the nine-county region in February. That was up 4.4 percent from 7,102 the month before and 10.6 percent from 6,704 for February last year, according to DataQuick". "Last month was the second strongest February DataQuick has in its records, which go back to 1988." "The median price paid for a Bay Area home was $457,000 last month, near December's record $458,000. Last month's median was up 3.2 percent from $443,000 in January and up 13.4 percent from $403,000 for February last year. The year-over-year increase was the highest since March 2001 when the median was $386,000, up 17.3 percent from $329,000 a year earlier. Santa Clara County had the lion's share of home sales --25%-- with 1,865 homes sold in February compared to 1,450 in February 2003, according to DataQuick, which compiles its figures from public records of all sales. The Median Price in the county, according to DataQuick, was $490,000, up 7.5% in a year's time." "Indicators of market distress are still largely absent, in DataQuick's opinion. It said foreclosure rates are low, flipping rates are low, down payment sizes are stable and there have been no significant shifts in market mix." On the commercial scene, the SF Business Times of March 26-April 1, 2004 stated "City's real estate market creeps toward recovery." "San Francisco's commercial real estate industry clawed forward in the first quarter, as office vacancy moved downward, rents remained flat or moved up slightly, and sales surged. Colliers International reported 221,347 square feet of downtown office absorption, while preliminary numbers from Grubb & Ellis indicated around 140,000 square feet of absorption. The firms put the office vacancy rate at 16.9 percent and 22 percent, respectively. "We're trending back toward a favorable market," said Scott Harper, managing director of Collier's San Francisco office. "It's the third consecutive quarter, and fourth of the last five quarters, of positive absorption." The pace of absorption did slow from the fourth quarter, however. Collier's reported 360,631 square feet of positive absorption during the final three months of 2003, while Grubb saw 365,000 square feet. "As recovery starts, the pace usually picks up initially and then starts to moderate," said Colin Yasukochi, regional manager of research and client services for California at Grubb & Ellis. "We've always projected that performance will be uneven in the first year of the recovery." Large deals during the first quarter included Gymboree's 163,000 square foot deal at 500 Howard St, Design Within Reach's 59,000 square foot lease at 225 Bush St, Kirkland & Ellis' 47,000 square foot deal at 555 California St., and California Pacific Medical Center's 42,000 square foot deal at 475 Brannan. Also on the plus side, sublease space is steadily decreasing. After hitting a peak of around 8 million square feet in 2002, total San Francisco sublease space is now around 4 million square feet, Grubb & Ellis reported."

     A strong, appreciating residential market is good for primarily equity based lenders as it allows borrowers to sell or refinance if they become unable to make their mortgage payments. Appreciation assists lenders if they must take back the real estate security on a loan mitigating potential loan losses.

     Recovering commercial vacancies and stable to increasing rental rates will assist landlords in debt service coverage, cash flow, and property values. All are good for the real estate collateral securing the Partnership's commercial loans.

     For Partnership loans outstanding, as of March 31, 2004, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 64.38%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.



Part I - Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and our line of credit as of March 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2004:

                                2004         2005         2006        2007          2008      Thereafter      Total
                             ------------ ------------ ----------- ------------ ------------- ------------ -------------
Interest earning assets:
Money market accounts           $787,622                                                                      $ 787,622
Average interest rate              0.70%                                                                          0.70%
Loans secured by deeds
   of trust                    2,333,855    1,728,347     845,607    1,246,756       199,341    1,109,919    $7,463,825
Average interest rate             10.78%        9.73%       8.71%        9.00%         10.50        9.24%         9.77%
Interest bearing
   liabilities:
Line of credit                     $   0                                                                             $0
Average interest rate              4.25%                                                                          4.25%


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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of March 31, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2004 the general partners have determined that the allowance for loan losses of $691,824 (7.64% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2004, 3 loans were delinquent over 90 days amounting to $1,932,230.

     The Partnership also makes loans requiring periodic disbursements of funds. As of March 31, 2004, there were two such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on these loans is computed using a simple interest method and only on the amounts disbursed on a daily basis.

     A summary of the status of the Partnership's loans which are periodically disbursed, as of March 31, 2004, is set forth below (in thousands):

                                     Complete construction     Rehabilitation
                               ---------------------------   -------------------
Disbursed funds                          $  0                    $ 1,640,652
Undisbursed funds                        $  0                     $   38,115


Part I - Item 4.  CONTROLS AND PROCEDURES

     As of March 31, 2004, the general partners of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls on the other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

     The following compensation has been paid to the general partners and affiliates for services rendered during the three months ended March 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving             Description of Compensation
Compensation                    and Services Rendered                  Amount
--------------------       --------------------------------        -------------
I.  Redwood Mortgage
       Corp.             Loan Servicing Fee for servicing loan .........$.20,131

    General Partners
       &/or Affiliates   Asset Management Fee for managing assets ......$..8,489

    General Partners     1% interest in profits ........................$..1,401

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage
    Corp. Mortgage Brokerage Commissions for services in connection with the review, selection, evaluation, negotiation, and extension of the loan paid by the borrowers and not by the Partnership......$ 17,634

Redwood Mortgage
    Corp. Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees paid by the borrowers and not by the Partnership................$  1,733

Gymno Corporation,
    Inc.     Reconveyance Fee.............................................$  576



     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . .  . . . . $4,818

                                     PART 2
                                OTHER INFORMATION


         Item 1.           Legal Proceedings

                                    The Partnership periodically is a defendant in various legal actions. Please refer to
                                    Note 8 of the Financial Statements.

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

         Item 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

           (99.1) Certification of Michael R. Burwell, General Partner

           (99.2) Certification of Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

(b) Form 8-K

                                    Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of May 2004.


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 14th day of May 2004.


         Signature                       Title                         Date


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell                  General Partner                May 14, 2004


/S/ Michael R. Burwell
---------------------------
Michael R. Burwell               President, Secretary/Treasurer     May 14, 2004
                                of Gymno Corporation (Principal
                                    Financial and Accounting
                                  Officer); Director of Gymno
                                           Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

                                                                Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
May 14, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
May 14, 2004

                                                                  Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 14, 2004