Form 10-Q
period 2004-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2004-08-16
CIK 854092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 33-30427

                         REDWOOD MORTGAGE INVESTORS VII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


              California                                   94-3094928
 (State or other jurisdiction of incorporation          (I.R.S. Employer
          or organization)                             Identification No.)


 900 Veterans Blvd., Suite 500, Redwood City, CA            94063-1743
   (Address of principal executive offices)                 (Zip Code)

                                 (650) 365-5341
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            XX             No
          --------------             --------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

Part I - Item 1.    FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2004 and DECEMBER 31, 2003 (unaudited)


                                     ASSETS

                                                                                June 30,          December 31,
                                                                                  2004               2003
                                                                             ----------------   ---------------

Cash                                                                             $   476,031        $  321,114
                                                                             ----------------   ---------------

Loans
   Loans, secured by deeds of trust                                                8,451,319         8,280,826
   Loans, unsecured, net discount of $118,177 and $128,920 respectively              235,240           232,551
                                                                             ----------------   ---------------
                                                                                   8,686,559         8,513,377
   Less allowance for loan losses                                                  (706,722)         (680,469)
                                                                             ----------------   ---------------
     Net loans                                                                     7,979,837         7,832,908

Interest and other receivables
   Accrued interest                                                                  599,124           489,995
   Advances on loans                                                                   6,404             6,484
                                                                             ----------------   ---------------
     Total interest and other receivables                                            605,528           496,479
                                                                             ----------------   ---------------

Real estate owned, held for sale                                                     616,043           633,053
                                                                             ----------------   ---------------

      Total assets                                                               $ 9,677,439        $9,283,554
                                                                             ================   ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Line of credit                                                                 $   550,000        $  200,000
  Accounts payable                                                                     4,438             4,102
  Payable to affiliate                                                                62,149            51,288
                                                                             ----------------    --------------
     Total liabilities                                                               616,587           255,390
                                                                             ----------------    --------------

Partners' capital
   Limited partners' capital, subject to redemption                                9,048,879         9,016,191
   General partners' capital                                                          11,973            11,973
                                                                             ----------------    --------------
     Total partners' capital                                                       9,060,852         9,028,164
                                                                             ----------------    --------------

     Total liabilities and partners' capital                                     $ 9,677,439        $9,283,554
                                                                             ================    ==============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 and JUNE 30, 2003 (unaudited)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                           ---------------------------------------------------------------------

                                                                 2004              2003              2004             2003
                                                             --------------    -------------     -------------    -------------
Revenues
   Interest - on loans                                        $    192,253      $   181,441       $   395,472      $   350,911
   Interest - interest bearing accounts                                463              572             1,806            2,142
   Late charges                                                      5,990            6,001            10,588           12,628
   Other income                                                      8,698            4,544            17,192            5,554
                                                             --------------    -------------     -------------    -------------
                                                                   207,404          192,558           425,058          371,235
                                                             --------------    -------------     -------------    -------------
Expenses
   Mortgage servicing fees                                          19,631           17,147            39,762           33,301
   Interest expense                                                    336            1,156             1,068            1,325
   Clerical costs through Redwood Mortgage Corp.                     4,598            6,008             9,416           12,493
   Asset management fees                                             8,498            8,505            16,987           17,022
   Provisions for losses on loans and real estate                   14,898         (29,193)            26,253         (46,194)
   Professional services                                             8,810           16,273            29,773           33,591
   Printing, supplies and postage                                    1,996            2,683             4,286            4,269
   Other                                                            10,192            4,123            18,972            5,327
                                                             --------------    -------------     -------------    -------------
                                                                    68,959           26,702           146,517           61,134
                                                             --------------    -------------     -------------    -------------
Net income                                                    $    138,445      $   165,856       $   278,541      $   310,101
                                                             ==============    =============     =============    =============

Net income:    To general partners (1%)                       $      1,384      $     1,659       $     2,785      $     3,101
               To limited partners (99%)                           137,061          164,197           275,756          307,000
                                                             --------------    -------------     -------------    -------------
                                                              $    138,445      $   165,856       $   278,541      $   310,101
                                                             ==============    =============     =============    =============

Net income per $1,000 invested by limited partners for entire period

      -where income is reinvested and compounded                    $15.20           $16.31            $30.83           $34.30
                                                             ==============    =============     =============    =============

      -where partner receives income in monthly
         distributions                                              $15.12           $16.22            $30.44           $33.82
                                                             ==============    =============     =============    =============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003 (unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------------------

                                                                                  2004                  2003
                                                                             ----------------      ---------------
Cash flows from operating activities
  Net income                                                                  $      278,541        $     310,101
  Adjustments to reconcile net income to net cash provided
     by operating activities
        Provision for (recovery of) losses on loans and real estate                   26,253             (56,937)
        Early withdrawal penalty credited to income                                  (1,061)              (1,057)
        Imputed interest income                                                       10,743               10,743
        Amortization of discount on unsecured loans                                 (10,743)             (10,743)
  Change in operating assets and liabilities
        Accrued interest and advances on loans                                     (109,049)             (64,618)
        Accounts payable and other liabilities                                        11,197             (28,224)

                                                                             ----------------      ---------------

Net cash provided by operating activities                                            205,881              159,265
                                                                             ----------------      ---------------

Cash flows from investing activities
  Principal collected on loans                                                     1,628,777            1,167,884
  Loans originated                                                               (1,799,270)          (1,681,220)
  Recoveries of (payments for) real estate held for sale                              17,010              (4,364)
  Investments in limited liability company                                                 -            (139,555)
  Proceeds from (payments for) unsecured loans                                       (2,689)                4,801
                                                                             ----------------      ---------------

Net cash used in investing activities                                              (156,172)            (652,454)
                                                                             ----------------      ---------------

Cash flows from financing activities
  Net increase in line of credit                                                     350,000                    -
  Partners withdrawals                                                             (244,792)            (330,825)
                                                                             ----------------      ---------------

Net cash provided by (used) in financing activities                                  105,208            (330,825)
                                                                             ----------------      ---------------

Net increase (decrease) in cash                                                      154,917            (824,014)

Cash - beginning of year                                                             321,114            1,057,845
                                                                             ----------------      ---------------

Cash - end of period                                                                 476,031              233,831
                                                                             ================      ===============

Cash payments for interest                                                    $        1,068        $       1,325
                                                                             ================      ===============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.


note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At June 30, 2004 and December 31, 2003 there was one loan categorized as impaired by the Partnership in the total aggregate amount of $96,716. In addition, the impaired loans had accrued interest and advances totaling $7,841 at June 30, 2004 and December 31, 2003. The reduction in carrying value of the impaired loans of $14,596 at June 30, 2004 and December 31, 2003, is included in the allowance for loan losses. The average recorded investment in the impaired loans was $96,716 for the six month period ended June 30, 2004 and the year ended December 31, 2003.

     At June 30, 2004 and December 31, 2003, the Partnership had four and five loans past due 90 days or more on interest payments totaling $1,985,459 and $2,259,756 (23.49% and 27.29% of the secured loan portfolio), respectively. All of these loans are past maturity. The Partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2004 and December 31, 2003 was as follows:

                                              June 30,          December 31,
                                                2004               2003
                                          ---------------    ---------------
      Impaired loans                        $     14,596       $     14,596
      Specified loans                            321,263            321,263
      General                                    252,494            236,984
      Unsecured loans                            118,369            107,626
                                          ---------------    ---------------
                                            $    706,722       $    680,469
                                          ===============    ===============

     Activity in the allowance for loan losses is as follows for the six month period ended June 30, 2004 and the year ended December 31, 2003:

                                              June 30,          December 31,
                                                2004               2003
                                          ---------------    ---------------
      Beginning balance                     $    680,469       $    791,882
      Provision for loan losses                   26,253                  -
      Recoveries                                       -           (18,299)
      Restructures                                     -           (50,083)
      Write-offs                                       -           (43,031)
                                          ---------------    ---------------
                                            $    706,722       $    680,469
                                          ===============    ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


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

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., an affiliate of the general partners, may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2004 and December 31, 2003:


                                             June 30,           December 31,
                                               2004                2003
                                          ---------------     ---------------
Costs of properties                         $  1,263,222        $  1,263,222
Reduction in value                             (647,179)           (630,169)
                                          ---------------     ---------------
Real estate held for sale                   $    616,043        $    633,053
                                          ===============     ===============


note 5 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of June 30, 2004 and December 31, 2003 were $550,000 and $200,000; and the interest rate was 4.25% (4.00% prime + .25%) at June 30, 2004 and December 31, 2003. This line of credit expires December 2004 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the six month period ended June 30, 2004 and for the year ended December 31, 2003.

     Should the general partners choose not to renew the line of credit, any balance then outstanding would be converted to a three-year term loan.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


note 6 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $8,451,319 and $8,280,826, at June 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $8,501,875 and $8,159,401, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 7 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At June 30, 2004 and December 31, 2003 there were 29 and 23 secured loans outstanding, respectively, with the following characteristics:

                                                                                 June 30,          December 31,
                                                                                   2004                2003
                                                                              ---------------     ---------------
Number of secured loans outstanding                                                       29                  23
Total secured loans outstanding                                                 $  8,451,319        $  8,280,826

Average secured loan outstanding                                                   $ 291,425        $    360,036
Average secured loan as percent of total                                               3.45%               4.35%
Average secured loan as percent of Partners' capital                                   3.22%               3.99%

Largest secured loan outstanding                                                $  1,000,000        $  1,000,000
Largest secured loan as percent of total                                              11.83%              12.08%
Largest secured loan as percent of Partnership assets                                 10.33% *            10.77% *

Number of counties where security is located (all California)                             11                   8
Largest percentage of loans in one county                                             32.48%              44.11%
Average secured loan to appraised value of security based on appraisals
    and senior liens(1) at time of loan inception                                     65.60%              60.79%

Number of secured loans in foreclosure                                                  None                None
Amount of secured loans in foreclosure                                                  None                None


* 6.76% and 8.71% of outstanding loans and Partners' capital at loan inception

     Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.



--------------------------------
     (1) A senior lien(s) is a recorded encumbrance that is senior in right of payment and priority to the Partnership's loan.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


note 7 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at June 30, 2004 and December 31, 2003:

                                                                             June 30,          December 31,
                                                                               2004               2003
                                                                          --------------     --------------
First trust deeds                                                           $ 4,098,362        $ 3,733,346
Second trust deeds                                                            3,677,957          3,872,480
Third trust deeds                                                               675,000            675,000
                                                                          --------------     --------------
         Total loans                                                          8,451,319          8,280,826
Senior liens due other lenders                                                4,916,960          4,319,281
                                                                          --------------     --------------

         Total debt                                                         $13,368,279        $12,600,107
                                                                          ==============     ==============

Appraised property value at time of loan                                    $20,377,817        $20,728,514
                                                                          --------------     --------------

Total secured loans as percent of appraisals based on appraisals
    and senior liens at date of loan                                             65.60%             60.79%
                                                                          --------------     --------------

Secured loans by type of property
    Owner occupied homes                                                    $ 1,908,652        $   853,869
    Non-owner occupied homes                                                  1,209,545          1,589,092
    Apartments                                                                1,011,594          1,367,327
    Commercial                                                                2,276,953          2,410,861
    Land                                                                      2,044,575          2,059,677
                                                                          --------------     --------------

                                                                            $ 8,451,319        $ 8,280,826
                                                                          ==============     ==============

Scheduled maturity dates of secured loans as of June 30, 2004 are as follows:

            Year Ending December 31,
        ----------------------------------

                      2004                       $  2,186,927
                      2005                          1,715,125
                      2006                            872,147
                      2007                          1,246,754
                      2008                            198,867
                   Thereafter                       2,231,499
                                              ----------------

                      Total                      $  8,451,319
                                              ================

     The scheduled maturities for 2004 above include approximately $2,074,581 in six loans, which are past maturity at June 30, 2004. Interest payments on four of these loans with an aggregate principal balance of $1,985,459 were categorized as delinquent over 90 days. The remaining two loans are making regular monthly interest payments.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2004 (unaudited)


note 7 - Asset Concentrations and Characteristics (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 15% of the loan balance and approximately 13% of interest revenue for the half year ended June 30, 2004. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership.

     The Partnership also has a substantial amount of its loan receivable balance due on three loans from another borrower. This borrower accounted for approximately 23% of the loan balance and approximately 25% of interest revenue for the half year ended June 30, 2004.


note 8 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of June 30, 2004 and December 31, 2003. As of June 30, 2004 the Partnership had three loans under workout agreements totaling $164,433.

Construction loans

     The Partnership has construction loans, which are at various stages of completion of the construction process and loans, which are not fully disbursed at June 30, 2004. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process or incrementally upon certain conditions being met. At June 30, 2004, there were $1,185 of undistributed loans which will be funded by a combination of borrower monthly mortgage payments, line of credit draw-downs, retirement of principal on current loans, cash and reinvestment of investors' earnings.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

     Part I - Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenue and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale.

     Loans and the related accrued interest, late fees and advances are analyzed on a regular basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services and maintains the loan portfolio for the benefit of the Partnership. Michael R. Burwell is President and Chief Financial Officer of Gymno Corporation and
Redwood Mortgage Corp. The fees received by the affiliate to the general partners are paid pursuant to the Partnership agreement and are determined at the sole discretion of the affiliate to the general partner. In the past, the affiliate to the general partners has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $49,528 and $48,775 for the six month period ended June 30, 2004 and 2003, and $31,894 and $6,000 for the three month period ended June 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $39,762 and $33,301 were incurred for the six month periods ended June 30, 2004 and 2003, and $19,631 and $17,147 were incurred for the three month periods ended June 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $16,987 and $17,022 were incurred by the Partnership for the six month period ended June 30, 2004 and 2003, and $8,498 and $8,505 were incurred for the three month period ended June 30, 2004 and 2003, respectively.

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

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income. During the six and three months through June 30, 2004 and 2003, operating expenses totaling $9,416 and $12,493 for the six month periods and $4,598 and $6,008 for the three month periods, respectively, were reimbursed to Redwood Mortgage Corp.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of June 30, 2004 and 2003, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the six and three months ended June 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  Partnership's operating results for the six and three month periods ended June 30, 2004 versus 2003 and are summarized here under :

                                                              Changes during the               Changes during the
                                                               six months ended                three months ended
                                                          June 30, 2004 versus 2003         June 30, 2004 versus 2003
                                                         ---------------------------       ----------------------------

Net income increase (decrease)                                   $    (31,560)                      $    ( 27,411)
                                                                ===============                   =================
  Revenue
     Interest on loans                                           $      44,561                      $       10,812
     Interest - interest bearing accounts                                (336)                               (109)
     Late charges                                                      (2,040)                                (11)
     Other income                                                       11,638                               4,154
                                                                ---------------                   -----------------
                                                                 $      53,823                      $       14,846
                                                                ---------------                   -----------------

  Expenses
     Mortgage servicing fees                                     $       6,461                      $        2,484
     Interest expense                                                    (257)                               (820)
     Clerical costs                                                    (3,077)                             (1,410)
     Asset management fees                                                (35)                                 (7)
     Provisions for losses on loans and real estate                     72,447                              44,091
     Professional services                                             (3,818)                             (7,463)
     Printing, supplies and postage                                         17                               (687)
     Other                                                              13,645                               6,069
                                                                ---------------                   -----------------
                                                                 $      85,383                      $       42,257
                                                                ---------------                   -----------------

           Net income (decrease)                                 $    (31,560)                      $     (27,411)
                                                                ===============                   =================

     The increase in interest on loans of $44,561 (12.70%) for the six month period, and $10,812 (5.96%) for the three month period ended June 30, 2004 versus June 30, 2003 was due primarily to an increase in the average loan portfolio outstanding during these periods to $8,451,319 as of June 30, 2004 from $6,937,320 as of June 30, 2003. The increase in interest is also attributed to an increase of the average interest rate, which stood at 9.67% as of June 30, 2004 versus 9.63% as of June 30, 2003. The interest revenue increase also includes $10,743 and $5,372 in imputed interest on discount notes for the six and three month periods ended June 30, 2004 and 2003, respectively.

     The increase in mortgage servicing fees of $6,461 (19.40%) for the six month period, and $2,484 (14.49%) for the three month period ended June 30, 2004 versus June 30, 2003 is attributable to a larger average loan portfolio than in 2003.

     Loan loss provisions were $26,253 for the six month period, and $14,898 for the three month period ended June 30, 2004, as compared to loan loss recoveries of $(46,194) for the six month period, and $(29,193) for the three month period ended June 30, 2003. The general partners believe that the allowance for loan losses of $706,722 as of June 30, 2004 was adequate to offset potential losses on loans.

     The decrease in professional fees of $3,818 (11.37%) for the six month period, and $7,463 (45.86%) for the three month period ended June 30, 2004 versus June 30, 2003 is due to timing of services provided in 2004 compared to 2003.

     Partnership capital increased during the first half of 2004 as both earnings distributions and capital liquidations declined. For the six and three month periods ended June 30, 2004 earnings and capital liquidated was $95,247 and $147,820 for the six month period, and $47,050 and $80,212 for the three month period, respectively, versus $110,116 and $218,663 for the six month period, and $52,958 and $105,512 for the three month period, respectively for the corresponding period in 2003. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account has declined.

     For the six and three month periods ended June 30, 2004, other income was mainly comprised of $15,429 and $7,714, respectively, of non-refundable option payments against the purchase price of real estate held for sale. Other expenses consisted of $15,486 for the six month period and $8,141 for the three month period ended June 30, 2004, spent on the upkeep of Partnership properties.

     At June 30, 2004, outstanding foreclosures were reduced to none ($0) from the two ($500,000) that existed at June 30, 2003. These foreclosures reflected more difficult economic times at June 30, 2003, yet were not unusual in the general partners' experience.

     Redwood Mortgage Corp., an affiliate of the general partners, received Mortgage Brokerage Commissions from the loan borrowers of $49,528 and $31,894 for the six and three month periods ended June 30, 2004 as compared to $48,775 and $6,000 for the six and three month periods ended June 30, 2003. The increase is due to more loans written in the six and three month periods ended June 30, 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy stabilized. During 2004 the economy and the Northern California Real Estate Market has strengthened. At June 30, 2004 the Partnership had 4 loans past due 90 days or more totaling $1,985,459 with no loans in foreclosure.

     The Partnership has entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of Partnership loans in workout agreements with borrowers is three, consisting of two matured loans totaling $64,888 and one current loan totaling $99,545. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at June 30, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. In 2004, we may initiate foreclosure on delinquent borrowers or borrowers who become delinquent during the year. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $1,353,901 at June 30, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of June 30, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provisions for losses on loans of $706,722 and real estate held for sale of $647,179 as of June 30, 2004, is considered to be reasonable.

     As of June 30, 2004, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 65.60%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     Since January, 2001 and continuing through June, 2004, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to one percent. These interest rate cuts significantly lowered long and short term interest rates. On July 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) to 1.25%. This was the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/4 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last six months, particularly in Northern California. This has translated into more loan activity for the Partnership, as demand for loans is strong from qualified borrowers. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will decline approximately 0.25% over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 6% and 7%.


PORTFOLIO REVIEW - For the six month period ended June 30, 2004 and 2003

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $5,424,371 (64.18%) and $4,684,545 (62.76%)
of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2004 and June 30, 2003, the Partnership held 29 and 24 loans respectively in the following categories:

                                                       June 30,                         June 30,
                                                         2004                             2003
                                              ----------------------------    -----------------------------

Single Family Residences (1-4 units)           $  3,118,197        36.90%      $  1,077,213         15.53%
Multiple family dwellings (5+ units)              1,011,594        11.97%         1,759,955         25.37%
Commercial                                        2,276,953        26.94%         1,943,095         28.01%
Land                                              2,044,575        24.19%         2,157,057         31.09%
                                              --------------   -----------    --------------    -----------

   Total                                       $  8,451,319       100.00%      $  6,937,320        100.00%
                                              ==============   ===========    ==============    ===========

     As of June 30, 2004, the Partnership held 29 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2004:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2004

                                                                    # of
                                                                    Loans           Amount           Percent
                                                                 -----------    --------------    -------------

     1st Mortgages                                                       17       $ 4,098,362              48%
     2nd Mortgages                                                       11         3,677,957              44%
     3rd Mortgages                                                        1           675,000               8%
                                                                 ===========    ==============    =============
            Total                                                        29       $ 8,451,319             100%

     Maturing 12/31/04 and prior                                          7       $ 2,186,927              26%
     Maturing prior to 12/31/05                                           3         1,715,125              20%
     Maturing prior to 12/31/06                                           2           872,147              10%
     Maturing after 12/31/06                                             17         3,677,120              44%
                                                                 ===========    ==============    =============
            Total                                                        29       $ 8,451,319             100%

     Average Loan                                                                    $291,425               3%
     Largest Loan                                                                   1,000,000              12%
     Smallest Loan                                                                     11,659            0.14%
     Average Loan-to-Value based upon appraisal and senior
         liens at date of loan                                                                          65.60%

     The Partnership's largest loan in the principal amount of $1,000,000 represents 11.83% of outstanding secured loans and 10.33% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month periods ended June 30, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $95,247 and $110,116 for the six month periods, and $47,050 and $52,958 for the three month periods, respectively. Distribution of earnings to limited partners, which were not withdrawn for the six and three month periods ended June 30, 2004 and 2003 were $180,509 and $196,884 for the six month periods, and $90,011 and $111,239 for the three month periods, respectively. As of June 30, 2004 and 2003, limited partners electing to withdraw earnings represented 34% and 37% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership agreement). For the six and three month periods ended June 30, 2004 and 2003, $13,263 and $13,190 for the six month periods, and $8,513 and $3,750 for the three month periods, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other Partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2004 and 2003.

     Additionally, for the six and three month periods ended June 30, 2004 and 2003, $134,557 and $205,473 for the six month periods, and $71,699 and $101,762 for the three month periods, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     The Partnership makes loans primarily in Northern California. As of June 30, 2004, approximately 64.18%, ($5,424,371) of the secured loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the recession and accompanying slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 6.3% as of June, 2004 as compared to an unemployment rate of 6.9% in June, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.3% in June, 2004 and for the first six months of this year, consumer prices went up at an annual rate of 4.9% compared with a rate of 1.9% for all of 2003. Core prices have risen at a more moderate 2.6% rate so far this year. In July, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% to 1.25%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the Partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in June, 2004 for many tracked California real estate categories. These included a record $382,000 median sales price for a California home, a record 14,184 house and condominium sales in the nine county San Francisco Bay Area marketplace, and a record $545,000 median home sales price in the San Francisco Bay Area. Home affordability in the San Francisco Bay Area, as measured by the affordability index, has declined from 32% to 22% as both real estate prices and interest rates have risen in the year ended May, 2004. A lower number of households being able to afford homes will serve to mitigate future price increases in residential real estate particularly if interest rates continue to rise. Freddie Mac, which has said it expects 30-year mortgages to range between 6% and 7% in 2004, said the housing market should remain buoyant for at least the rest of the year. For the Partnership, stable and rising residential real estate values are good as the Partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the Partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is improving. Vacancy in office buildings declined to 18.2% in the second quarter of 2004 as reported by Colliers International. Cushman Wakefield reported an office vacancy of 20.5% in 2004 versus 22.9% in 2003. These reduced vacancies continue a trend which began in the third quarter of 2003. Improved occupancies in commercial properties will assist the owners of those properties in handling their debt payments. Improved occupancies will help stabilize commercial real estate values, which is a benefit to the partnership.

     For Partnership loans outstanding as of June 30, 2004, the Partnership had an average loan to value ratio of 65.60%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and our line of credit as of June 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2004:

                                 2004           2005         2006        2007         2008     Thereafter       Total
                             --------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts         $   292,683                                                                   $   292,683
Average interest rate               0.59%                                                                         0.59%
Unsecured loans                                                       $  235,240                              $ 235,240
Loans secured by deeds
   of trust                   $ 2,186,927     1,715,125     872,147    1,246,754     198,867    2,231,499   $ 8,451,319
Average interest rate              10.85%         9.73%       8.72%        9.00%      10.50%        9.14%         9.67%
Interest bearing
   liabilities
Line of credit                $   550,000                                                                   $   550,000
Average interest rate               4.25%                                                                         4.25%


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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans (100% as of June 30, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2004 the general partners have determined that the allowance for loan losses of $706,722 (7.80% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2004, 4 loans were delinquent over 90 days amounting to $1,985,459. The Partnership does not consider these loans to be impaired because in the opinion of management there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on the loans. In addition, allowance for loan losses of $706,722 as of June 30, 2004 is considered reasonable to offset any potential loss in loan collections in the future.


Part I - Item 4.    Controls and Procedures

     As of June 30, 2004, the general partner of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the six month period ended June 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                      Description of Compensation and Services Rendered                   Amount
---------------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.       Loan Servicing Fee for servicing loan ................................$39,762

   General Partners
      &/or Affiliates            Asset Management Fee for managing assets .............................$16,987

   General Partners              1% interest in profits ................................................$2,785


     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with  the  review,  selection,   evaluation,   negotiation,
                                 and extension of the loan paid by the borrowers and not by the Partnership.......................................................$49,528

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and escrow fees paid by the borrowers and not by the Partnership .................$4,983

Gymno Corporation, Inc.          Reconveyance Fee.........................................................$717


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . $9,416

PART II -   OTHER INFORMATION


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

   Item 6.   Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     (99.1)   Certification of Michael R. Burwell, General
                              Partner

                     (99.2) Certification of Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner

                (b)  Form 8-K

                     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of August 2004.


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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 16th day of August 2004.


      Signature                        Title                        Date


/S/ Michael R. Burwell
----------------------
Michael R. Burwell                General Partner              August 16, 2004


/S/ Michael R. Burwell
----------------------
Michael R. Burwell        President, Secretary/Treasurer       August 16, 2004
                          of Gymno Corporation (Principal
                             Financial and Accounting
                            Officer); Director of Gymno
                                    Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

                                                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 16, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
August 16, 2004

                                                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 16, 2004