Form 10-Q
period 2004-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2004-11-15
CIK 854092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Part I - Item 1.    FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2004 and DECEMBER 31, 2003 (unaudited)


                                     ASSETS

                                                                              September 30        December 31,
                                                                                  2004               2003
                                                                             ---------------    ---------------

Cash                                                                            $   451,181         $  321,114
                                                                             ---------------    ---------------

Loans
   Loans, secured by deeds of trust                                               8,620,888          8,280,826
   Loans, unsecured, net discount of $112,805 and $128,920 respectively             236,862            232,551
                                                                             ---------------    ---------------
                                                                                  8,857,750          8,513,377
   Less allowance for loan losses                                                 (722,907)          (680,469)
                                                                             ---------------    ---------------
     Net loans                                                                    8,134,843          7,832,908

Interest and other receivables
   Accrued interest                                                                 670,812            489,995
   Advances on loans                                                                  8,831              6,484
   Prepaid expenses                                                                   1,741
                                                                             ---------------    ---------------
     Total interest and other receivables                                           681,384            496,479
                                                                             ---------------    ---------------

Real estate owned, held for sale, net                                               616,043            633,053
                                                                             ---------------    ---------------

      Total assets                                                              $ 9,883,451         $9,283,554
                                                                             ===============    ===============





                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Line of credit                                                                 $   700,000       $  200,000
  Accounts payable                                                                     7,538            4,102
  Payable to affiliate                                                                68,067           51,288
                                                                             ----------------    -------------
     Total liabilities                                                               775,605          255,390
                                                                             ----------------    -------------

Partners' capital
   Limited partners' capital, subject to redemption                                9,095,873        9,016,191
   General partners' capital                                                          11,973           11,973
                                                                             ----------------    -------------
     Total partners' capital                                                       9,107,846        9,028,164
                                                                             ----------------    -------------

     Total liabilities and partners' capital                                     $ 9,883,451      $ 9,283,554
                                                                             ================    =============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and
                         SEPTEMBER 30, 2003 (unaudited)

                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ----------------------------------  ---------------------------------

                                                                      2004              2003              2004             2003
                                                                --------------    --------------    -------------    -------------
Revenues
   Interest - on loans                                              $ 198,818         $ 188,377        $ 594,290        $ 539,288
   Interest - interest bearing accounts                                   629                39            2,435            2,181
   Late charges                                                         7,115             5,194           17,703           17,822
   Other income                                                         8,747               933           25,939            6,487
                                                                --------------    --------------    -------------    -------------
                                                                      215,309           194,543          640,367          565,778
                                                                --------------    --------------    -------------    -------------
Expenses
   Mortgage servicing fees                                             20,457            18,368           60,219           51,669
   Interest expense                                                     1,444             5,737            2,512            7,062
   Clerical costs through Redwood Mortgage Corp.                        4,337             5,442           13,753           17,935
   Asset management fees                                                8,520             8,490           25,507           25,512
   Provisions (recoveries) for losses on loans and real estate         16,185             8,744           42,438         (37,450)
   Professional services                                                7,293             5,290           37,066           38,881
   Printing, supplies and postage                                       1,378             1,268            5,664            5,537
   Other                                                                6,362               (8)           25,334            5,319
                                                                --------------    --------------    -------------    -------------
                                                                       65,976            53,331          212,493          114,465
                                                                --------------    --------------    -------------    -------------
Net income                                                            149,333           141,212          427,874          451,313
                                                                ==============    ==============    =============    =============

Net income:    To general partners (1%)                                 1,493             1,412            4,279            4,513
               To limited partners (99%)                              147,840           139,800          423.595          446,800
                                                                --------------    --------------    -------------    -------------
                                                                    $ 149,333         $ 141,212        $ 427,874        $ 451,313
                                                                ==============    ==============    =============    =============

Net income per $1,000 invested by limited partners for entire period

      -where income is reinvested and compounded                    $   16.35         $   15.52        $   47.68        $   50.35
                                                                ==============    ==============    =============    =============

      -where partner receives income in monthly
         distributions                                              $   16.26         $   15.44        $   46.70        $   49.26
                                                                ==============    ==============    =============    =============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003 (unaudited)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------------

                                                                                   2004                 2003
                                                                              ----------------     ----------------
Cash flows from operating activities
  Net income                                                                     $    427,874        $     451,313
  Adjustments to reconcile net income to net cash provided
     by operating activities
        Provision for (recovery of) losses on loans and real estate                    42,438             (53,565)
        Early withdrawal penalty credited to income                                   (1,777)              (1,437)
        Amortization of discount on unsecured loans                                  (16,115)             (16,115)
  Change in operating assets and liabilities
        Accrued interest and advances on loans                                      (183,164)            (143,677)
        Accounts payable and other liabilities                                         20,215             (19,374)
        Prepaid expenses                                                              (1,741)                    -
                                                                              ----------------     ----------------

Net cash provided by operating activities                                             287,730              217,145
                                                                              ----------------     ----------------

Cash flows from investing activities
  Principal collected on loans                                                      3,020,006            1,616,607
  Loans originated                                                                (3,360,068)          (2,863,046)
  Recoveries of (payments for) real estate held for sale                               17,010              (5,926)
  Distributions from limited liability company                                              -              433,195
  Proceeds from (payments for) unsecured loans                                         11,804                    -
                                                                              ----------------     ----------------

Net cash used in investing activities                                               (311,248)            (819,170)
                                                                              ----------------     ----------------

Cash flows from financing activities
  Net increase in line of credit                                                      500,000            1,000,000
  Partners withdrawals                                                              (346,415)            (463,047)
                                                                              ----------------     ----------------

Net cash provided by financing activities                                             153,585              536,953
                                                                              ----------------     ----------------

Net increase (decrease) in cash                                                       130,067             (65,072)

Cash - beginning of year                                                              321,114            1,057,845
                                                                              ----------------     ----------------

Cash - end of period                                                                  451,181              992,773
                                                                              ================     ================

Cash payments for interest                                                       $      2,512        $       7,062
                                                                              ================     ================

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (unaudited)

NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

note 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At September 30, 2004 and December 31, 2003 there was one loan categorized as impaired by the Partnership in the total aggregate amount of $96,716. In addition, the impaired loan had accrued interest and advances totaling $7,841 at September 30, 2004 and December 31, 2003. The reduction in carrying value of the impaired loan of $14,596 at September 30, 2004 and December 31, 2003, is included in the allowance for loan losses. The average recorded investment in the impaired loan was $96,716 for the nine month period ended September 30, 2004 and the year ended December 31, 2003.

     At both September 30, 2004 and December 31, 2003, the Partnership had five loans past due 90 days or more on interest payments totaling $2,025,966 and $2,259,756 (23.50% and 27.29% of the secured loan portfolio), respectively. As of September 30, 2004 and December 31, 2003, four and five of these loans were past maturity. The Partnership does not consider these loans to be impaired because, in the opinion of management, there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2004 and December 31, 2003 was as follows:

                                             September 30,         December 31,
                                                 2004                 2003
                                           -----------------    ---------------
      Impaired loans                        $        14,596      $      14,596
      Specified loans                               302,500            321,263
      General                                       287,442            236,984
      Unsecured loans                               118,369            107,626
                                           -----------------    ---------------
                                            $       722,907      $     680,469
                                           =================    ===============

     Activity in the allowance for loan losses is as follows for the nine month period ended September 30, 2004 and the year ended December 31, 2003:

                                             September 30,         December 31,
                                                 2004                2003
                                           -----------------    ---------------
      Beginning balance                     $       680,469      $     791,882

      Provision for loan losses                      42,438                  -
      Recoveries                                          -           (18,299)
      Restructures                                        -           (50,083)
      Write-offs                                          -           (43,031)
                                           -----------------    ---------------
                                            $       722,907      $     680,469
                                           =================    ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


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


note 4 - Real Estate Held for Sale

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2004 and December 31, 2003:

                                           September 30,          December 31,
                                               2004                  2003
                                        -----------------     ----------------
Costs of properties                       $    1,263,222        $   1,263,222

Reduction in value                             (647,179)            (630,169)
                                        -----------------     ----------------
Real estate held for sale                 $      616,043        $     633,053
                                        =================     ================

     During October, 2004, one of the real estate properties held for sale was sold, resulting in a loss of approximately $613,800, which was fully provided for.

note 5 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $3,500,000 at .25% over prime. The balances outstanding as of September 30, 2004 and December 31, 2003 were $700,000 and $200,000; and the interest rate was 4.75% (4.50% prime + .25%) at September 30, 2004. This line of credit expires December 2004 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the nine month period ended September 30, 2004 and for the year ended December 31, 2003. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December of 2004.

     Should the general partners choose not to renew the line of credit, any balance then outstanding would be converted to a three-year term loan.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


note 6 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $8,620,888 and $8,280,826, at September 30, 2004 and December 31, 2003, respectively. The fair value of these loans of $8,668,931 and $8,159,401, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


note 7 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At September 30, 2004 and December 31, 2003 there were 29 and 23 secured loans outstanding, respectively, with the following characteristics:

                                                                               September 30,         December 31,
                                                                                    2004                 2003
                                                                              -----------------     ---------------
Number of secured loans outstanding                                                         29                  23
Total secured loans outstanding                                               $      8,620,888      $    8,280,826

Average secured loan outstanding                                              $        297,272      $      360,036

Average secured loan as percent of total                                                 3.45%               4.35%
Average secured loan as percent of Partnership assets                                    3.01%               3.64%

Largest secured loan outstanding                                              $      1,000,000      $    1,000,000
Largest secured loan as percent of total loans                                          11.60%              12.08%
Largest secured loan as percent of Partnership assets                                   10.12% *            10.77%

Number of counties where security is located (all California)                               13                   8
Largest percentage of loans in one county                                               31.83%              44.11%
Average secured loan to appraised value of security based on appraisals and
senior liens at time of loan inception                                                  64.95%              60.79%

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)

note 7 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at September 30, 2004 and December 31, 2003:

                                                                             September 30,         December 31,
                                                                                  2004                2003
                                                                            -----------------    ---------------
First trust deeds                                                           $      5,160,098        $ 3,733,346
Second trust deeds                                                                 2,785,790          3,872,480
Third trust deeds                                                                    675,000            675,000
                                                                            -----------------    ---------------
         Total loans                                                               8,620,888          8,280,826
Senior liens due other lenders                                                     3,783,284          4,319,281
                                                                            -----------------    ---------------

         Total debt                                                         $     12,404,172        $12,600,107
                                                                            =================    ===============


Appraised property value at time of loan                                    $     19,097,123        $20,728,514
                                                                            -----------------    ---------------

Total secured loans as percent of appraisals based on appraisals
    and senior liens at date of loan                                                  64.95%             60.79%
                                                                            -----------------    ---------------

Secured loans by type of property
    Owner occupied homes                                                    $      1,507,105        $   853,869
    Non-owner occupied homes                                                       2,209,343          1,589,092
    Apartments                                                                     1,012,221          1,367,327
    Commercial                                                                     2,598,804          2,410,861
    Land                                                                           1,293,415          2,059,677
                                                                            -----------------    ---------------

                                                                            $      8,620,888        $ 8,280,826
                                                                            =================    ===============

     Scheduled maturity dates of secured loans as of September 30, 2004 are as follows:


           Year Ending December 31,
        --------------------------------

                     2004                     $    1,358,288
                     2005                          1,715,125
                     2006                          1,872,945
                     2007                          1,246,754
                     2008                            198,609
                  Thereafter                       2,229,167
                                            -----------------

                     Total                    $    8,620,888
                                            =================

     The scheduled maturities for 2004 above include approximately $1,211,382 in five loans, which are past maturity at September 30, 2004. Interest payments on four of these loans with an aggregate principal balance of $1,199,738 were categorized as delinquent over 90 days. The remaining one loan is making regular monthly interest payments.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)


note 7 - Asset Concentrations and Characteristics (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 14.46% of the loan balance and approximately 12.59% of interest revenue for the nine months ended September 30, 2004. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership. Neither of these loans is past 90 days or more on interest payments nor are they past maturity.

     The Partnership also has a substantial amount of its loan receivable balance due on three loans from another borrower. This borrower accounted for approximately 13.88% of the loan balance and approximately 23.69% of interest revenue for the nine months ended September 30, 2004. These loans are past maturity and therefore past due 90 days or more on interest payments.


note 8 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. Under the terms of these workout agreements the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans as of September 30, 2004. As of September 30, 2004 the Partnership had two loans under workout agreements totaling $64,873.

Construction loans

     The Partnership has construction loans, which are at various stages of completion of the construction process and loans, which are not fully disbursed at September 30, 2004. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made during completion phases throughout the construction process or incrementally upon certain conditions being met. At September 30, 2004, there was one construction loan which was fully funded

Legal proceedings

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $59,128 and $64,877 for the nine month periods ended September 30, 2004 and 2003, and $9,600 and $16,102 for the three month periods ended September 30, 2004 and 2003, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $60,219 and $51,669 were incurred for the nine month periods ended September 30, 2004 and 2003, and $20,457 and $18,368 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $25,507 and $25,512 were incurred by the Partnership for the nine month periods ended September 30, 2004 and 2003, and $8,520 and $8,490 were incurred for the three month periods ended September 30, 2004 and 2003, respectively.

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

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statement of income. During the nine and three months through September 30, 2004 and 2003, operating expenses totaling $13,753 and $17,935 for the nine month periods and $4,337 and $5,442 for the three month periods, respectively, were reimbursed to Redwood Mortgage Corp.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of September 30, 2004 and 2003, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the nine and three months ended September 30, 2004 and 2003

     The  following   increases/(decreases)  took  place  in  the  Partnership's operating results for the nine and three month periods ended September 30, 2004 versus 2003 and are summarized here under :

                                                                Changes during the               Changes during the
                                                                nine months ended                three months ended
                                                                September 30, 2004               September 30, 2004
                                                                    versus 2003                      versus 2003
                                                           -----------------------------    ----------------------------
Net income increase (decrease)                                   $       (23,439)                 $       8,121

                                                               ===================              ================
  Revenue
     Interest on loans                                           $         55,022                 $      10,441
     Interest - interest bearing accounts                                     254                           590
     Late charges                                                           (119)                         1,921
     Other income                                                          19,452                         7,814
                                                               -------------------              ----------------
                                                                 $         74,589                 $      20,766

                                                               -------------------              ----------------

  Expenses
     Mortgage servicing fees                                     $          8,550                 $       2,089

     Interest expense                                                     (4,550)                       (4,293)
     Clerical costs                                                       (4,182)                       (1,105)
     Asset management fees                                                    (5)                            30
     Provisions for losses on loans and real estate                        79,888                         7,441
     Professional services                                                (1,815)                         2,003
     Printing, supplies and postage                                           127                           110
     Other                                                                 20,015                         6,370
                                                               -------------------              ----------------
                                                                 $         98,028                 $      12,645

                                                               -------------------              ----------------

           Net income (decrease)                                 $       (23,439)                 $       8,121
                                                               ===================              ================

     The increase in interest on loans of $55,002 (10.20%) for the nine month period, and $10,441 (5.54%) for the three month period ended September 30, 2004 versus the periods ended September 30, 2003 was due primarily to an increase in the average loan portfolio outstanding during these periods to $7,993,288 as of September 30, 2004 from $7,126,745 as of September 30, 2003. The increase in interest is also attributed to an increase of the average interest rate, which stood at 9.62% as of September 30, 2004 versus 9.55% as of September30, 2003. The interest revenue increase also includes $16,115 and $5,372 in imputed interest on discount notes for the nine and three month periods ended September 30, 2004 and 2003, respectively.

     The increase in mortgage servicing fees of $8,550 (16.55%) for the nine month period and $2,089 (11.37%) for the three month period ended September 30, 2004, versus the corresponding periods ended September 30, 2003, was due to larger average loan portfolio balances of $7,993,288 as of September 30, 2004, compared to $7,126,745 as of September 30, 2003.

     Loan loss provisions were $42,438 for the nine month period, and $16,185 for the three month period ended September 30, 2004, as compared to loan loss recoveries of $(37,450) for the nine month period, and a provision of $8,744 for the three month period ended September 30, 2003. The general partners believe that the allowance for loan losses of $722,907 as of September 30, 2004 was adequate to offset potential losses on loans.

     The decrease in professional fees of $1,815 (4.67%) for the nine month period, and an increase of $2,003 (37.86%)for the three month period ended September 30, 2004 versus September 30, 2003 is due to timing of services provided in 2004 compared to 2003.

     Partnership capital increased during the first nine months of 2004 as both earnings distributions and capital liquidations declined. For the nine and three month periods ended September 30, 2004 earnings and capital liquidated was $145,076 and $198,838 for the nine month period, and $49,828 and $51,018 for the three month period, respectively, versus $159,354 and $300,615 for the nine month period, and $49,239 and $81,951 for the three month period, respectively for the corresponding periods in 2003. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account has declined.

     For the nine and three month periods ended September 30, 2004, other income was mainly comprised of $23,143 and $7,714, respectively, of non-refundable option payments against the purchase price of real estate held for sale. Other expenses consisted of $21,772 for the nine month period and $6,286 for the three month period ended September 30, 2004, spent on the upkeep of Partnership properties. One of the real estate owned properties was sold in October, 2004, therefore no further non-refundable option payments will be forthcoming and the upkeep expenses should reduce substantially.

     A decrease in clerical costs of $4,182 for the nine month period and $1,105 for the three month period ended September 30, 2004 versus September 30, 2003, is due to the basis of computation of this expense. All of the partnerships reimburse Redwood Mortgage Corp for their share of cost based on the capital balances at the end of the preceding month. One partnership, whose capital base is substantially larger with significant increases every month due to new subscriptions, continues to absorb a larger percentage of this cost, reducing the other partnerships' portion on a pro rata basis.

     A decrease in interest expense of $4,550 for the nine month period and $4,293 for the three month period ended September 30, 2004 versus September 30, 2003, is due to a lower average use of the line of credit in the former period than in the latter. Average line of credit used during the nine months preceding September 30, 2004, was $70,500 as compared to an average use of $221,500 during the nine months through September 30, 2003

     At September 30, 2004, there were no outstanding loans with filed notices of default. During the 4th quarter of 2004, the partnership anticipates filing a foreclosure on one of its 90 day past due loans in the principal amount of $776,228.

     Redwood Mortgage Corp., an affiliate of the general partners, received Mortgage Brokerage Commissions from the loan borrowers of $59,128 and $9,600 for the nine and three month periods ended September 30, 2004 as compared to $64,877 and $16,102 for the nine and three month periods ended September 30, 2003. The decrease is due to loans with reduced commissions written in the nine and three month periods ended September 30, 2004.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies slipped into recession. During 2002 and 2003, the economy stabilized. During 2004 the economy and the Northern California Real Estate Market has strengthened. At September 30, 2004 the Partnership had 5 loans past due 90 days or more totaling $2,025,966 with no loans in foreclosure.

     The Partnership has entered into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The total number of Partnership loans in workout agreements with borrowers is two, consisting of two matured loans totaling $64,873. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at September 30, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at an appropriate allowance for loan losses and based on our experience, are reflective of our loan marketplace segment. In the remainder of 2004, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. We anticipate that one notice of default in the principal amount of $776,228 will be filed during the fourth quarter of 2004. Management has considered this expected foreclosure in determining the adequacy of the loan loss reserve. We may take back additional real estate through the foreclosure process in 2004. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate owned through foreclosure of $1,370,086 at September 30, 2004. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of September 30, 2004 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provisions for losses on loans of $722,907 and real estate held for sale of $647,179 as of September 30, 2004, is considered to be reasonable. In October, 2004, one of the real estate properties owned was sold at a loss of approximately $613,800 which was fully provided for.

     As of September 30, 2004, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 64.95%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the nine month period ended September 30, 2004 and 2003

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2004 and 2003 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $5,417,331 (62.84%) and $5,295,139 (68.85%)
of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2004 and September 30, 2003, the Partnership held 29 and 24 loans respectively in the following categories:

                                                    September 30,                         September 30,
                                                         2004                                  2003
                                           ---------------------------------     ---------------------------------

Single Family Residences (1-4 units)       $  3,716,448                43%       $  1,793,249               23%
Multiple family dwellings (5+ units)          1,012,221                12%          1,798,982               23%
Commercial                                    2,598,804                30%          2,715,484               36%
Land                                          1,293,415                15%          1,383,624               18%
                                          --------------    ---------------    ---------------    --------------

   Total                                   $  8,620,888               100%       $  7,691,339              100%
                                          ==============    ===============    ===============    ==============

     As of September 30, 2004, the Partnership held 29 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2004:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2004

                                                             # of Loans         Amount           Percent
                                                             -----------    -------------    -------------

1st Mortgages                                                        18     $  5,160,098              60%
2nd Mortgages                                                        10        2,785,790              32%
3rd Mortgages                                                         1          675,000               8%
                                                             ===========    =============    =============
       Total                                                         29     $  8,620,888             100%

Maturing 12/31/04 and prior                                           6     $  1,358,288              16%
Maturing prior to 12/31/05                                            3        1,715,125              20%
Maturing prior to 12/31/06                                            4        1,872,945              22%
Maturing after 12/31/06                                              16        3,674,530              42%
                                                             ===========    =============    =============
       Total                                                         29     $  8,620,888             100%

Average Loan                                                                $    297,272               3%
Largest Loan                                                                   1,000,000              12%
Smallest Loan                                                                     11,644            0.14%
Average Loan-to-Value based upon appraisal and senior
    liens at date of loan                                                                          64.95%


     The Partnership's largest loan in the principal amount of $1,000,000 represents 11.60% of outstanding secured loans and 10.12% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month periods ended September 30, 2004 and 2003, the Partnership made distributions of earnings to limited partners of $145,076 and $159,354 for the nine month periods, and $49,828 and $49,239 for the three month periods, respectively. Distribution of earnings to limited partners, which were not withdrawn for the nine and three month periods ended September 30, 2004 and 2003 were $278,519 and $287,444 for the nine month periods, and $98,012 and $90,561 for the three month periods, respectively. As of September 30, 2004 and 2003, limited partners electing to withdraw earnings represented 34% and 35% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations (see liquidation provisions of Partnership agreement). For the nine and three month periods ended September 30, 2004 and 2003, $22,213 and $17,940 for the nine month periods, and $8,950 and $4,750 for the three month periods, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other Partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2004 and 2003.

     Additionally, for the nine and three month periods ended September 30, 2004 and 2003, $176,625 and $282,675 for the nine month periods, and $42,068 and $77,201 for the three month periods, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     On July 1, and again on September 1, 2004, the Federal Reserve increased the Federal Funds Rate by one quarter percentage point in each month(1/4 of one percent) to 1.50%. These were the first Federal Funds Rate increases in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1/2 of one percent upward shift in the Federal Funds Rate will have an almost negligible effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last nine months, particularly in Northern California. This has translated into more loan activity for the Partnership, as demand for loans is strong from qualified borrowers. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will decline approximately 5 to 25 basis points over the remainder of 2004. From the general partners' experience, we anticipate that the annualized yield for 2004 will range between 6% and 7%.

     The Partnership makes loans primarily in Northern California. As of September 30, 2004, approximately 62.84%, ($5,417,331) of the secured loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, the San Francisco Bay Area has felt the slow down in economic growth and increasing unemployment.

     In 2004 the Northern California economy has begun to rebound. Unemployment is still a concern as job creation is an important aspect of continued economic expansion. The unemployment rate in California was 5.9% as of September, 2004 as compared to an unemployment rate of 6.7% in September, 2003. This decrease in unemployment indicates improvement but is still higher than many economists would like. The Labor Department reported that the consumer price index rose 0.6% in September, 2004 and for the first nine months of this year, consumer prices went up at an annual rate of 3.5%, compared with a rate of 1.9% for all of 2003. In July and September, 2004, the Federal Reserve, after more than three years of lowering its core interest rates, raised its core interest rate .25% in each of these months to 1.50%. This marks a dramatic change in policy from lowering interest rates to a probable policy of raising interest rates over the foreseeable future. Real estate prices are, in part, directly impacted by the cost of money. The value of real estate is important to the partnership as real estate collateral is backing each of our loans. At current interest rates, demand for residential real estate is at all time highs. DataQuick Information Systems reported all time high numbers in July and August, 2004 for many tracked California real estate categories. These included a record $520,000 median sales price for a San Francisco Bay Area home. In July, 2004 there was a total of 12,862 house and condominium sales in the nine county San Francisco Bay Area marketplace. In August, 2004 there was 12,674 sales recorded. This was due to strong demand, increased inventory and continued low mortgage interest rates. Home affordability in San Francisco, as measured by the affordability index stood at 11% for September, 2004, down from 12% in August, 2004. Many buyers are expecting interest rates to rise over the next year so they are doing their buying now rather than later. Interest rates have cooperated, dropping to an average of 5.75% as of September 16, 2004 from 5.83% as of September 9, 2004. For the partnership, stable and rising residential real estate values are good as the partnership is more collateral dependent than credit dependent in its loan underwriting decisions. A strong and active real estate marketplace also serves to produce a substantial number of real estate financing opportunities which the partnership may compete for.

     The San Francisco Bay Area commercial real estate marketplace is on the rebound. Grubb and Ellis reports that downtown San Francisco building sales through the third quarter of 2004 are tracking to beat $2.4 billion,-the all time high set in 2000. Additionally, Grubb and Ellis reports that there has been five consecutive quarters of positive net rental absorption or 1.1 million square feet over these same 5 quarters and 670,000 square feet in 2004. Vacancy rates declined to 21.2 percent or 2.9 percentage points from the peak in the second quarter of 2002. Grubb and Ellis also reports that asking rents increased albeit minimally by 21 cents per square foot. CB Richard Ellis reports overall vacancy considerably lower at 17.4 percent and puts absorption at 884,421 square feet for 2004. In any case, the commercial market is improving. Improved occupancies in commercial properties will assist owners of those properties in handling their debt payments Improved occupancies will stabilize commercial real estate values, which is a benefit to the partnership.

     For Partnership loans outstanding as of September 30, 2004, the Partnership had an average loan to value ratio of 64.95%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and our line of credit as of September 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2004:

                                 2004          2005         2006         2007         2008     Thereafter      Total
                             ------------- ------------- ------------ ------------ ----------- ------------ -------------
Interest earning assets:
Money market accounts          $  402,507                                                                     $  402,507
Average interest rate               0.70%                                                                          0.70%
Unsecured loans                                                        $  236,862                             $  236,862
Loans secured by deeds
   of trust                    $1,358,288     1,715,125    1,872,945    1,246,754     198,609    2,229,167    $8,620,888
Average interest rate              10.81%         9.73%        9.46%        9.00%      10.50%        9.20%         9.62%
Interest bearing
   liabilities
Line of credit                 $  700,000                                                                     $  700,000
Average interest rate               4.75%                                                                          4.75%

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

     The Partnership's primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership's mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership's existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2004 the general partners have determined that the allowance for loan losses of $722,907 (7.94% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2004, 5 loans were delinquent over 90 days amounting to $2,025,966. The Partnership does not consider these loans to be impaired because in the opinion of management there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on the loans. In addition, allowance for loan losses of $722,907 as of September 30, 2004 is considered reasonable to offset potential loss in loan collections in the future.

Part I - Item 4.    Controls and Procedures

     As of September 30, 2004, the general partner of the Partnership carried out an evaluation, under the supervision and with the participation of the general partner's management, including the general partner's President and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Financial Officer of the general partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the nine month period ended September 30, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving
Compensation                     Description of Compensation and Services Rendered                Amount
---------------------------------------------------------------------------------------------------------
I.  Redwood Mortgage Corp.       Loan Servicing Fee for servicing loan ..........................$60,219

   General Partners
      &/or Affiliates            Asset Management Fee for managing assets .......................$25,507

   General Partners              1% interest in profits ..........................................$4,279

     II. FEES PAID BY BORROWERS ON LOANS PLACED BY COMPANIES RELATED TO THE GENERAL PARTNERS WITH THE PARTNERSHIP (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP)

Redwood Mortgage Corp.           Mortgage Brokerage Commissions for services in connection
                                 with  the  review,  selection,   evaluation,   negotiation,
                                 and extension of the loan paid by the borrowers and not by the Partnership.................................................$59,128

Redwood Mortgage Corp.           Processing and Escrow Fees for services in connection with notary, document preparation, credit investigation, and
                                 escrow fees paid by the borrowers and not by the Partnership.... $5,733

Gymno Corporation, Inc.          Reconveyance Fee  ................................................ $873


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT  OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . $13,753

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

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                (99.1)   Certification of Michael R. Burwell, General Partner

                (99.2)   Certification of Michael R. Burwell,
                         President, Secretary/Treasurer & Chief
                         Financial Officer of Gymno Corporation,
                         General Partner

           (b) Form 8-K

                Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of November 2004.


REDWOOD MORTGAGE INVESTORS VII


          By: /S/ Michael R. Burwell
          -----------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner


          By:     /S/ Michael R. Burwell
                  ---------------------------------------------
                  Michael R. Burwell, President,
                  Secretary/Treasurer & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 15th day of November 2004.


   Signature                         Title                          Date


/S/ Michael R. Burwell
-----------------------
Michael R. Burwell              General Partner                November 15, 2004


/S/ Michael R. Burwell
----------------------
Michael R. Burwell       President, Secretary/Treasurer        November 15, 2004
                        of Gymno Corporation (Principal
                           Financial and Accounting
                          Officer); Director of Gymno
                                  Corporation

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, General Partner
November 15, 2004

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Michael R. Burwell
------------------------------
Michael R. Burwell, General Partner
November 15, 2004

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



/s/ Michael R. Burwell
----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
November 15, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





/s/ Michael R. Burwell
--------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 15, 2004