Form 10-K
period 2004-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2005-03-31
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2004


                                                 Part I
                                                                                                             Page No.
                                                                                                           -----------
Item 1   - Business                                                                                           3
Item 2   - Properties                                                                                         7
Item 3   - Legal Proceedings                                                                                  7
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                     7

                                                  Part II

Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters             7
Item 6   - Selected Financial Data                                                                            8
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations              9
Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                         18
Item 8   - Financial Statements and Supplementary Data                                                        20
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               42
Item 9a  - Controls and Procedures                                                                            42
Item 9b  - Other Information                                                                                  42

                                                  Part III

Item 10  - Directors and Executive Officers of the Registrant                                                  43
Item 11  - Executive Compensation                                                                              44
Item 12  - Security Ownership of Certain Beneficial Owners and Management                                      45
Item 13  - Certain Relationships and Related Transactions                                                      45
Item 14  - Principal Accountant Fees and Services                                                              45

                                                  Part IV

Item 15  - Exhibits, Financial Statements and Schedules                                                        46

Signatures                                                                                                     47

Certifications                                                                                                 48

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 33-30427

                         REDWOOD MORTGAGE INVESTORS VII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)

                 California                                 94-3094928
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
               or organization)

900 Veterans Blvd., Suite 500, Redwood City, CA              94063
  (address of principal executive offices)                (zip code)

                 (650) 365-5341
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:      NONE

Securities registered pursuant to Section 12 (g) of
the Act:                                               Limited Partnership Units

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

Yes            XX             No
          --------------             -------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2004, the aggregate value of limited partnership units held by non-affiliates was $9,048,879. This calculation is based on the capital account balance of the limited partners and excludes limited partnership units held by the general partner.

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

     The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989. At December 31, 2004, the Partnership had a balance in its secured loan portfolio totaling $7,388,478 with interest rates thereon ranging from 6.50% to 10.50%.

     Currently, loans secured by First Trust Deeds comprise 80.36% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 19.64%. Owner-occupied homes combined with non-owner occupied homes total 60.82% of the secured loans. Commercial loans decreased from last year, now comprising 26.03% of the secured portfolio. Loans to apartments totaled 13.15%. Of the total secured loans, 66.34% are in five counties of the Bay Area, and the adjacent counties of Monterey, San Joaquin, Merced, and Solano Counties collectively make up 9.62% of the loans. Additionally, the northern Californian County of Sacramento makes up 11.72% of the loans. The balance of loans 12.32% are primarily in Southern California. Loan size decreased the past year, and is now averaging $263,874 per loan, a decrease of $96,162. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction based on appraised values and senior debt at the inception date of the loan, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 28.70%. A 40% equity average on loan origination is generally considered very conservative. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio is in good condition with one property in foreclosure as of December 2004.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year ended December 31, 2004 the Partnership took back vacant land through a deed in lieu of foreclosure. No property was taken back in 2003. During the year 2002, the Partnership acquired one piece of real estate property through foreclosure. To assist in protecting its own assets and reduce liability, the Partnership subsequently transferred the property to a newly formed LLC, called the Stockton Street Property Company, LLC. The Partnership owned a 34% minority interest in the Stockton Street Property Company, LLC, and another affiliated partnership owns the remaining interest. Assets of this LLC were sold during 2003 and the Partnership incurred a loss of approximately $42,000. The LLC will be dissolved when its final tax return for year 2004 is filed. The LLC is further discussed under Notes to Financial Statements (Note
6).

     In prior years, the Partnership took back two additional properties through foreclosure. One is a commercial property which the Partnership sold in 2004. The Partnership realized a loss of approximately $613,800 on the sale of this property. This loss was offset against reserves previously set aside for real estate owned properties. The second property taken back in 1993 is a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its last five meetings to 2.25% as of March 22, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies are recovering from the economic downturn from 2000 to 2003. Employment and job creation is improving but is still lower than desirable. During 2004, the residential and commercial real estate markets in Northern California enjoyed a solid year of price appreciation. With the prospect of solid real estate values, low interest rates, and an improving economy, lenders of all types are anxious to lend money to borrowers secured by their real estate. Competition for loans is fierce. Additionally, those borrowers that had waited hoping to find the bottom of the interest rate cycle, have decided that the time has come to refinance their existing higher rate loans. This has caused a significant amount of loan runoff to lower interest rate lenders than the partnership. These two factors have made it difficult, particularly in the final quarter of the year 2004, to stay as fully invested as is optimum. It is anticipated that significant competition for loans will continue. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

Secured Loan Portfolio

     A summary of the Partnership's secured loan portfolio as of December 31, 2004 is set forth below.

   Loans as a Percentage of Appraised Values

   First Trust Deed Loans                                                            $ 5,937,736
   Appraised Value of Properties at Time of Loan                                       7,971,833
                                                                                  ---------------
            Total First Trust Deeds as a % of Appraisal                                   74.48%
                                                                                  ===============

   First Trust Deed Loans                                                              5,937,736
   Second Trust Deed Loans                                                             1,450,742
                                                                                  ---------------
                                                                                       7,388,478
   Priority positions due other Lenders at Time of Loan
       First Trust Deed Loans due other Lenders                                        1,944,172
                                                                                  ---------------

            Total Debt                                                               $ 9,332,650
                                                                                  ===============

     Appraised Property Value at Time of Loan                                        $13,089,113
            Total Loans as a % of Appraisal based on appraisals and prior
               liens at date of loan                                                      71.30%
                                                                                  ===============

   Number of Secured Loans Outstanding                                                        28
                                                                                  ---------------

   Average Secured Loan                                                                  263,874
   Average Secured Loan as a % of Secured Loans Outstanding                                3.57%
   Largest Secured Loan Outstanding                                                      800,000
   Largest Secured Loan as a % of Secured Loans Outstanding                               10.83%
   Largest Secured Loan as a % of Partnership Assets                                       8.69%

   Secured Loans as a Percentage of Total Secured Loans                              Percent
   ----------------------------------------------------------------------------------------------

   First Trust Deed Loans                                                                 80.36%
   Second Trust Deed Loans                                                                19.64%
                                                                                  ---------------
            Total Trust Deed Loan Percentage                                             100.00%
                                                                                  ===============

   Secured Loans by Type of Property                       Amount                     Percent
   -----------------------------------------      -----------------------------------------------

   Owner Occupied Homes                                   $  2,532,045                34.27%
   Non-Owner Occupied Homes                                  1,961,474                26.55%
   Apartments                                                  971,864                13.15%
   Commercial                                                1,923,095                26.03%
                                                         --------------            ----------
            Total                                         $  7,388,478               100.00%
                                                         ==============            ==========

     The following is a distribution of secured loans outstanding as of December 31, 2004 by Counties.

                                                  Total
             California County                Secured Loans            Percent
   --------------------------------        ------------------       ------------

   San Francisco Bay Area Counties
   Alameda                                      $  1,820,817             24.64%
   San Francisco                                   1,275,581             17.26%
   Santa Clara                                       883,780             11.96%
   San Mateo                                         561,591              7.60%
   Contra Costa                                      360,377              4.88%
                                               --------------       ------------
                                                   4,902,146             66.34%
                                               ==============       ============

   San Francisco Bay Area Adjacent
   Counties
   Monterey                                          200,000              2.71%
   Solano                                            159,749              2.16%
   Merced                                            145,417              1.97%
   San Joaquin                                       140,360              1.90%
   Stanislaus                                         64,850              0.88%
                                               --------------       ------------
                                                     710,376              9.62%

   Other California Counties
   Sacramento                                        866,168             11.72%
   San Diego                                         800,000             10.83%
   Madera                                            109,788              1.49%
                                               --------------        -----------
                                                   1,775,956             24.04%

            Total                               $  7,388,478            100.00%
                                               ==============       ============

Statement of Condition of Secured Loans:
   Number of Secured Loans in Foreclosure:     1
Scheduled maturity dates of secured loans as of December 31, 2004 are as follows:

                Year Ending December 31,                Amount
           -----------------------------------       --------------

                          2005                           $ 817,184
                          2006                           1,872,944
                          2007                           1,246,754
                          2008                             198,272
                          2009                           3,041,833
                       Thereafter                          211,491
                                                     --------------
                         Total                         $ 7,388,478
                                                     ==============

     The Partnership's largest loan in the principal amount of $800,000 represents 10.83% of outstanding secured loans and 8.69% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.

     The scheduled maturities for 2005 include two loans totaling approximately $64,850 which are past maturity at December 31, 2004. Interest payments on these past maturity loans were not delinquent over 90 days. The Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.

     The loan portfolio had three loans with principal outstanding of $984,880 where interest payments were overdue in excess of 90 days. The principal outstanding of these three loans represents 13.33% of the Partnership's secured portfolio as of December 31, 2004.

     Included in the loans with interest payments overdue in excess of 90 days is one loan, with principal outstanding of $96,716 (1.31% of the secured loan portfolio), which was considered impaired at December 31, 2004. A loan is considered impaired when events and/or changes in circumstances cause the management to have serious doubts about the collectibility of the contractual payments and interest is no longer accrued.

     At December 31, 2004, total past maturity loans, overdue interest payments in excess of 90 days, and impaired loans totaled $1,049,730 representing five loans which were 14.20% of the secured loan portfolio

Item 2 -  Properties

     The Partnership took back vacant land through a deed in lieu of foreclosure in 2004. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. This property is owned together with two affiliated partnerships. The Partnership's net investment in the land at December 31, 2004 was $1,752,836. The property will be put on the market for sale during 2005. The general partners believe that the property will return the Partnership's investment upon sale. The Partnership also owned a commercial property located in Walnut Creek, California. This property was sold during 2004 at a loss of approximately $613,800. This loss was offset against reserves previously set aside for real estate owned properties. During 2002, the Partnership took back the collateral security on one of its loans through foreclosure. This loan was originally fractionalized and owned with another affiliated Partnership. In order to reduce potential liabilities the Partnership transferred at its book value the real estate taken back to a newly formed Limited Liability Company called Stockton Street Property Company, LLC. The real estate security was six condominium units. Management of the LLC was through its managing member, Michael Burwell, a general partner of the Partnership. By the end of 2003 all the units were sold resulting in a loss to the Partnership of approximately $42,000. It is anticipated that in 2005 the Stockton Street Property Company, LLC will be closed and its operations will cease.

     The Partnership also owns (through previous foreclosure) one other property: an undeveloped parcel of land located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2004 is $62,720. Currently the property is on the market for sale. The Partnership's net investment of $62,720 is less than 1% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving.

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

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VII began operations in December 1989.

     Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2004 were:

                                 Balance Sheets

                                     Assets

                                                                        December 31,
                                    --------------------------------------------------------------------------------------

                                            2004               2003             2002             2001               2000
                                        --------------     -------------    -------------    --------------    ---------------

Cash and cash equivalents                  $  346,393        $  321,114       $1,057,845       $   389,844       $    269,000

Loans
   Loans, secured by deeds of trust         7,388,478         8,280,826        6,423,984        10,091,195         12,794,297
   Loans, unsecured                           238,484           232,551          216,770           173,731            188,421
   Less allowance for loan losses           (745,476)         (680,469)        (791,882)         (887,578)          (850,548)

Interest and other receivables
   Accrued interest and late fees             190,105           489,995          304,936           666,189            363,321
   Advances on loans                            8,188             6,484           17,230            50,665             29,825

Real estate held for sale, net              1,782,182           633,053          683,136           872,133            816,094
Investment in LLC                                   -                 -        1,212,722                 -                  -
                                        --------------     -------------    -------------    --------------    ---------------
                                           $9,208,354        $9,283,554       $9,124,741       $11,356,179       $ 13,610,410
                                        ==============     =============    =============    ==============    ===============

                        Liabilities and Partners' Capital

                                                                        December 31,
                                        ------------------------------------------------------------------------------------

                                            2004               2003             2002             2001              2000
                                        --------------     -------------    -------------    ---------------    --------------
Liabilities
  Line of credit                           $        -        $  200,000       $        -       $ 1,907,000       $ 3,500,000
  Accounts payable                              4,951             4,102            2,593            11,295             4,102

  Deferred interest                                 -                 -           37,704             2,322                 -
  Payable to affiliate                         74,987            51,288           32,176             3,316                 -
                                        --------------     -------------    -------------    ---------------    --------------
                                               79,938           255,390           72,473         1,923,933         3,504,102

Partners' capital
  General partners                             11,973            11,973           11,978            11,978            11,978
  Limited partners subject
      to redemption                         9,116,443         9,016,191        9,040,290         9,420,268        10,094,330
                                        --------------     -------------    -------------    ---------------    --------------
Total partners' capital                     9,128,416         9,028,164        9,052,268         9,432,246        10,106,308
                                        --------------     -------------    -------------    ---------------    --------------
                                           $9,208,354        $9,283,554       $9,124,741       $11,356,179       $13,610,410
                                        ==============   ===============    =============    ===============    ==============

                              Statements of Income

                                                                            December 31,
                                          ----------------------------------------------------------------------------------

                                              2004              2003             2002               2001              2000
                                          --------------    -------------    --------------    ---------------    -------------

Gross revenue                               $   868,274      $   782,280      $  1,078,186       $  1,192,381       $1,437,964
Expenses                                        289,628          189,639           314,704            371,184          537,818
                                          --------------    -------------    --------------    ---------------    -------------

Net income                                  $   578,646      $   592,641      $    763,482       $    821,197       $  900,146
                                          ==============    =============    ==============    ===============    =============

Net income to general partners (1%)               5,786            5,926             7,635              8,212            9,001
Net income to limited partners (99%)            572,860          586,715           755,847            812,985          891,145
                                          --------------    -------------    --------------    ---------------    -------------
                                            $   578,646      $   592,641      $    763,482       $    821,197       $  900,146
                                          ==============    =============    ==============    ===============    =============

Net income per $1,000 invested by
 limited partners for entire period:
     - where income is compounded
                                            $        65      $        67      $         85       $         85       $       85
                                          ==============    =============    ==============    ===============    =============

     - where partner receives income
         in monthly distributions           $        63      $        65      $         82       $         82       $       82
                                          ==============    =============    ==============    ===============    =============

     Annualized yields when income is compounded or distributed monthly for the years 2000 through 2004 are outlined in the table below:

                                        Compounded         Distributed
                                      ---------------     ---------------
                    2000                  8.52%               8.21%
                    2001                  8.50%               8.19%
                    2002                  8.44%               8.13%
                    2003                  6.66%               6.47%
                    2004                  6.49%               6.30%

     Average annualized yield from inception through December 31, 2004, when income is compounded and retained, was 7.70%.

     Average annualized yield from inception through December 31, 2004, when income is distributed monthly was 7.45%.


Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations

Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2004, we owned four pieces of real property.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2004, 2003 and 2002 loan brokerage commissions paid by borrowers were $93,465, $111,927 and $24,661, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $81,442, $73,062 and $163,531 were incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $46,733. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $34,073, $34,011 and $34,869 were incurred by the Partnership for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     o  Contributed   Capital  The  general   partners   jointly  and  severally
contributed cash equal to 1/10 of 1% of the total capital raised by the Partnership. The general partners contributed this cash as proceeds from the offerings were received from the limited partners. As of December 31, 2004 and 2003, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three years ended December 31, 2004, 2003 and 2002.

     On September 30, 1992, the Partnership had sold 119,983.59 Units and its contributed capital totaled $11,998,359 of the approved $12,000,000 issue, in Units of $100 each. As of that date, the offering was formally closed. At December 31, 2004, Partners' Capital totaled $9,128,416.

     Changes in the Partnership's operating results for the years ended December 31, 2004 and December 31, 2003 are discussed below:

                                                          Changes during            Changes during
                                                          the year ended            the year ended
                                                         December 31, 2004        December 31, 2003
                                                            versus 2003              versus 2002
                                                       ----------------------    ---------------------

Net income increase/(decrease)                             $ (13,995)                  $(170,841)

                                                         =============               =============
  Revenue
     Interest on loans                                     $   69,902                   (289,092)
     Late charges                                             (4,231)                       (867)
     Other income                                              20,323                     (5,947)

                                                         -------------               -------------
                                                           $   85,994                  $(295,906)
                                                         -------------               -------------

  Expenses
     Mortgage servicing fees                               $    8,380                  $ (90,469)
     Interest expense                                           1,832                    (45,752)
     Clerical costs from Redwood Mortgage Corp.               (5,188)                     (7,558)
     Asset management fees                                         62                       (858)
     Provisions for losses on loans and real estate            83,306                       1,740
     Professional services                                      5,591                       3,594
     Other                                                      6,006                      14,238
                                                         -------------               -------------

                                                           $   99,989                  $(125,065)
                                                         -------------               -------------
          Net income increase/(decrease)
                                                           $ (13,995)                  $(170,841)
                                                         =============               =============

     The increase in interest on loans of $69,902 (9.34%) for the year ended December 31, 2004, was primarily attributable to a higher average loan portfolio balance of $7,834,652 in 2004 compared to an average balance of $7,352,405 in 2003. The increase is also attributed to an interest rate increase of 1.5% on notes totaling $1,089,820 during 2004. The decrease in interest on loans of $289,092 (27.86%) for the year ended December 31, 2003 versus December 31, 2002 was primarily attributable to a lower average loan portfolio balance of $7,352,405 carried by the Partnership in 2003, versus $8,257,590 in 2002. Additionally, the average portfolio interest rate has been declining, from 10.04% in 2002 to 9.45% in 2003 and to 9.36% in 2004. This has the effect of reducing interest income or moderating interest income growth during periods when the portfolio increased and exacerbating interest income declines during periods of portfolio decreases.

     The decline in late charge revenue by $4,231 for the year ended December 31, 2004 and by $867 for the year ended December 31, 2003 was primarily attributable to improved loan collections and reduced delinquencies. The reduction is also due to a decline in delinquent loans in 2004.

     For 2004, the increase in other income is due to the receipt of $23,143 as an irrevocable fee from a potential buyer of a real estate property held for sale; offset by a reduction in miscellaneous income of $2,820. The reduction of $5,947 for the year ended December 31, 2003, is primarily attributable to a decline in early withdrawal penalties totaling $9,804; offset by an increase in miscellaneous income of $3,857.

     The increase in mortgage servicing fees of $8,380 in 2004 and the decline of $90,469 in 2003 is largely attributable to the Partnership's fluctuating average portfolio balances of $7,834,652 in 2004 and $7,352,405 in 2003. The significant increase in mortgage servicing fees in 2002 was also due to collection of interest, and, and hence the mortgage servicing fees, from impaired loans which paid of in 2002. The Partnership does not accrue servicing fees due or payable to Redwood Mortgage on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received

     Interest expense increased $1,823 for the years ended December 31, 2004 versus 2003. The average line of credit borrowing for the year ended December 31, 2004 was $382,265 versus an average borrowing of $407,249 for December 31, 2003. Although the average borrowing for 2003 was higher, the average interest rate for 2003 was 4.33%, whereas the average interest rate during 2004 was 4.93%. The decline in interest expense in 2003 versus 2002 was due to lower average line of credit usage and reduced interest rates in 2003.

     The decrease in clerical costs of $5,188 and $7,558 for the years ended December 31, 2004 and 2003, respectively, was primarily attributable to lower clerical costs servicing the Partnership.

     Loan loss provisions/(recoveries) were $65,007, $(18,299), and $(20,039) for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in provision for 2004 was precautionary due to the foreclosure that existed at December 31, 2004. A negative provision of $20,039 and $18,299 in 2002 amd 2003 was due to management's assessment of the appropriate loan loss allowance at such dates.

     The general partners believe that the allowance for loan losses of $745,476 at December 31, 2004 was adequate to offset potential losses on loans.

     Increases in professional fees of $5,591 and $3,594 for the years ended December 31, 2004 and 2003, respectively, were primarily attributable to general accounting cost increases in 2004 compared to 2003 in relation to its audit and tax return processing.

     Increases in other expenses of $6,006 and $14,238 for the years ended December 31, 2004 and 2003, respectively, were primarily attributable to the upkeep costs of the real estate held for sale properties. The Partnership expensed $20,567 and $13,980 for the years ended December 31, 2004 and 2003, respectively, on the properties.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the on real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2001, the Northern California real estate market slowed and the national and local economies had slipped into recession. During 2003, the economy stabilized, and saw improvement during 2004. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2004, the partnership had two loans with outstanding principal totaling $64,850 past maturity. Interest payments on these two past maturity loans were not delinquent over 90 days. In addition, the loan portfolio had three loans with principal outstanding of $984,880 where interest payments were overdue in excess of 90 days. These loans, overdue in excess of 90 days, include the partnership's only outstanding notice of default filed at December 31, 2004. This loan has a principal balance of $776,228. Loans with interest payments that were overdue in excess of 90 days include overdue payments relating to the partnership's only impaired loan as of December 31, 2004.. This loan has a principal balance outstanding of $96,716. At December 31, 2004, total past maturity loans, loans with overdue interest payments on excess of 90 days, and impaired loans totaled $1,049,730 representing 5 loans which were 14.20% of the secured loan portfolio. The Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had workout agreements on four loans totaling $260,919 as of December 31, 2004. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. The number and amount of workout agreements existing at December 31, 2004, in management's opinion, does not have a material effect on our results of operations or liquidity. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided $65,007, ($18,299) and ($20,039), as provisions (recoveries) for losses on loans and real estate for the years ended December 31, 2004, 2003 and 2002, respectively. The general partners believe that current reserves for losses are adequate to handle potential losses. If conditions change, the Partnership may increase its provisions for loan losses and real estate held for sale.

The Partnership may restructure loans. This is done either through the modification of an existing loan or by rewriting a whole new loan. A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.

     The Partnership did not restructure any loan in 2004. During 2003 the Partnership restructured two loans into one existing loan with a lower interest rate. This resulted in an increase to loans receivable of $107,198 and a decrease to accrued interest and late fees and advances of $88,685 and $18,513, respectively.

Borrower Liquidity and Capital Resources.

     The partnership relies upon loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could see significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest, may cause a dilution of the partnership's yield on loans, thereby lowering the partnership's overall yield to the limited partners. The partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds partnership expenses and earnings payout requirements. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the partnership credit line or for other partnership business.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2004, 2003 and 2002, the Partnership made distributions of earnings to limited partners of $198,794, $211,610, and $303,020, respectively. Distribution of earnings to limited partners, which were not withdrawn for the years ended December 31, 2004, 2003 and 2002 were $374,066, $375,105, and
$452,827, respectively. As of December 31 2004, 2003 and 2002, limited partners electing to withdraw earnings represented 35%, 34% and 36% of the limited partners' capital.

     The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the years ended December 31, 2004, 2003 and 2002, $34,267, $22,690, and $186,716 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2004, 2003, and 2002, respectively.

     Additionally, for the years ended December 31, 2004, 2003, and 2002, $239,547, $376,511, and $646,089, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

     Earnings and capital liquidations, including early withdrawals, during the three years ended December 31, 2004 were:

                            Years ended December 31,

                   Earnings                           Capital
                  Liquidation                       Liquidation                           Total
                 --------------                    ---------------                    ----------------

2004             $     198,794                         *$273,814                       $     472,608

2003             $     211,610                         *$399,204                       $     610,814

2002             $     303,020                         *$832,805                       $   1,135,825

* These are gross amounts, which are not net of early withdrawal penalties.

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

     While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership's Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties.

Current Economic Conditions.

     From July 1 through December 31, 2004, the Federal Reserve increased the Federal Funds Rate four times by one quarter percentage point (1/4 of one percent) each time to 2.00%. These were the first Federal Funds Rate increase in more than three years and may indicate that the Federal Reserve has changed its interest rate policy to increased rates for the foreseeable future. A 1.00% upward shift in the Federal Funds Rate will not have a material effect upon the interest rates the Partnership charges borrowers. If, however, there are future interest rate increases or if they remain at their current levels, borrowers will no longer be encouraged through continually declining interest rates to prepay their debts through refinancing of their obligations. This could mean that the Partnership may begin experiencing less prepayments by borrowers in its portfolio. This would reduce the need for the Partnership to replace these prepaid loans with new loans at lower interest rates. Additionally, the overall real estate marketplace has become much more active in the last twelve months, particularly in Northern California. The general partners believe that the average loan portfolio interest rate may decline as some remaining borrowers that did not refinance their loans to lower interest rates take advantage of the current low rates of interest available. Based upon existing note rates in the portfolio and the Partnership's expectations of stable interest rates in the near future, the Partnership anticipates that the average loan portfolio interest rate will stabilize during 2005. From the general partners' experience, we anticipate that the annualized yield for 2005 will range between 6.00% and 6.50%.

     The Partnership makes loans primarily in Northern California. As of December 31, 2004, approximately 66.34% ($4,902,146) of the secured loans held by the Partnership were in five of the San Francisco Bay Area Counties. The remaining loans held were secured primarily by Northern California real estate outside the San Francisco Bay Area. Like the rest of the nation, during 2000-2002, the San Francisco Bay Area felt the recession and accompanying slow down in economic growth and increasing unemployment. The technology companies of Silicon Valley, the airline industry, the tourism industry and other industries are feeling the effects of the overall United States economy, which includes lower earnings, job losses and layoffs.

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

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated January 20, 2005 reported that "Despite earlier forecasts of softer housing demand in 2004, low interest rates drove the Bay Area real estate market to record levels last year. The median sale price of a single-family home in 2004 was $532,000, a 17% rise over $455,000 in 2003 and the highest for any year since 1988, real estate information firm DataQuick reported Wednesday. A total of 134,848 houses and condos changed hands in the nine counties in 2004, blowing past the previous peak of 122,149 set in 2003. December, traditionally a slow time for real estate sales, closed out 2004 in strong - although not record-setting - fashion. The median price for a single-family home hit $554,000, a 17% jump over the December 2003 median. The record median of $560,000 was set in November. The housing boom wasn't expected to last through 2004. In the face of anticipated interest rate hikes, many economists had predicted that local and national real estate markets would cool. But after mortgage rates rose for several weeks in the spring, disappointing job growth reignited fears about the economy, driving rates lower. The uncertainty created by both rising and falling rates prompted buyers to jump into the housing market. John Karevoll, [a researcher at DataQuick in La Jolla (San Diego County)] expects appreciation rates to ease from the mid to high teens to the single digits once the benchmark 30-year fixed mortgage rate climbs closer to
6.5 or 7.0% later in the year. Last week, mortgage giant Freddie Mac said the 30-year fixed rate hit 5.74%."

     While the residential market outlook remains strong overall the commercial real estate market appears equally strong.

     As reported in the San Francisco Business Times for the week of January 7-13, 2005 "The numbers are in and they're looking pretty. San Francisco office market fundamentals improved during the last quarter of 2004, with overall vacancy shrinking to between 15.4% and 19%, depending on which brokerage firm is crunching the numbers. Main reasons? Dwindling supply due to stalemated construction, a handful of residential conversions and a hopped-up tally of positive net absorption. According to Tove Nilsen, Colliers International's director of market research, the S.F office market as a whole logged 699,843 square feet of positive absorption during the last quarter of the year, bringing the annual total to 1.2 million square feet. Cushman & Wakefield Senior Research Associate Brad Van Blois (who counts 1.198 Million square feet of overall net absorption for the year) attributes a big chunk of that - 302,610 square feet - to fresh companies moving to town. Space-hungry/expanding companies also made this the sixth consecutive quarter for positive net absorption - a marked turnaround from the exodus of mid-2000 to mid-2003. And rents? They stabilized.

     For the year, city-wide Class A direct rent decreased 1.9% to $28.80 per square foot, Class B space slipped 1.6% to $22.80 and Class C declined 4.3% to $19.44, according to Cushman & Wakefield. Class A rents in the commercial business district also dropped, to $30.48 in the fourth quarter compared to $30.60 during the same period last year, also according to Van Blois. But prime Class A space in the financial district is getting harder to come by, with the sweetest sublease space now soaked up by other tenants and mostly commodity space left. Class A space in the financial district was $31.15, up from $30.36 the previous quarter, according to Nilsen. As expected, commercial building sales - the hot ticket for all of last year - beat all previous records. Low interest rates and pent up demand pushed dozens of investors to buy a whopping $2.5 billion in commercial buildings in the city this year, beating the $2.4 billion record set in 2000, according to Nilsen. [Van Blois] added: "The market fundamentals have improved each quarter, and it's encouraging, but overall we still have a long way to go." Sales stayed steady through the year end, with 23 commercial and industrial properties closing escrow during the month of November, according to Jennifer Raike of Old Republic Title Co.'s monthly list of transactions."

     As of December 31, 2004, the Partnership had an average loan to value ratio based on appraisals and prior liens as of the date the loan was made of 71.30%. This did not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in prior lien principal through amortization of payments after the loan was made.

     This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations:  None


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and on our line of credit as of December 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2004:

                                 2005         2006          2007         2008         2009      Thereafter      Total
                             ------------- ------------ ------------- ------------ ------------ ------------ -------------
Interest earning assets:
Money market accounts           $ 309,458                                                                      $  309,458
Average interest rate               0.60%                                                                           0.60%
Loans secured by deeds
   of trust                     $ 817,184    1,872,944     1,246,754      198,272    3,041,833      211,491    $7,388,478
Average interest rate              10.00%        9.46%         9.00%       10.50%        9.16%       10.00%         9.36%
Interest bearing
   Liabilities:
Line of credit                          -                                                                               -
Average interest rate               5.25%                                                                           5.25%

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

PORTFOLIO REVIEW - For the years ended December 31, 2004, 2003 and 2002.

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2004, 2003 and 2002 the Partnership's loans secured by real property collateral in five of the San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda and Contra Costa) represented $4,902,146 (66.34%), $5,982,000 (72.24%), and $3,353,000 (52.20%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31, 2004, 2003 and 2002:

                                                                           December 31,
                                     -----------------------------------------------------------------------------------------
                                                2004                           2003                          2002
                                     ---------------------------     -------------------------    ----------------------------
Single-family homes (1-4 units)
   - owner occupied                   $   2,532,045       34.27%     $    853,869        10.31%      $1,037,474        16.15%

Single-family homes (1-4 units)
   - non-owner occupied                  1,961,474        26.55%        1,589,092        19.19%         575,051         8.95%
Apartments (over 4 units)                  971,864        13.15%        1,367,327         1.51%         708,648        11.03%
Commercial                               1,923,095        26.03%        2,410,861        29.11%       2,045,811        31.85%
Land                                             -             -        2,059,677        24.88%       2,057,000        32.02%
                                     --------------    ----------    -------------    ----------    -------------    -----------

          Total                       $  7,388,478       100.00%      $ 8,280,826       100.00%      $6,423,984       100.00%
                                     ==============    ==========    =============    ==========    =============    ===========

     As of December 31, 2004, the Partnership held 28 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the Partnership as of December 31, 2004.

        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                             As of December 31, 2004

                                                    # of Loans                       Amount                         Percent
                                                   -------------                   -------------                  ------------

1st Mortgages                                                21                     $ 5,937,736                        80.36%
2nd Mortgages                                                 7                       1,450,742                        19.64%
                                                   =============                   =============                  ============
      Total                                                  28                     $ 7,388,478                       100.00%

Maturing in 2005                                              3                       $ 817,184                        11.06%
Maturing in 2006                                              4                       1,872,944                        25.35%
Maturing in 2007                                              2                       1,246,754                        16.87%
Maturing after 12/31/07                                      19                       3,451,596                        46.72%
                                                   =============                   =============                  ============
      Total                                                  28                     $ 7,388,478                       100.00%

Average Secured Loan                                                                  $ 263,874                         3.57%
Largest Secured Loan                                                                    800,000                        10.83%
Smallest Secured Loan                                                                    11,621                         0.16%
Average Loan-to-Value based upon appraisals
  and prior liens at time of loan                                                                                      71.30%

     The Partnership's largest secured loan in the principal amount of $800,000 represents 10.83% of outstanding secured loans and 8.69% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.

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

     Instead, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2004 the general partners have determined that the allowance for loan losses of $745,476 (8.17% of net assets) and the allowance for real estate held for sale of $33,373 (0.37% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2004, five loans were delinquent over 90 days and/or matured with outstanding principal of $1,049,730.

     The Partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2004 there were no such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on such loans is computed at simple interest method and only on the amounts disbursed on a daily basis.


Item 8 - Financial Statements and Supplementary Data


A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

o Report of Independent Registered Public Accounting Firm
o Balance Sheets - December 31, 2004, and December 31, 2003
o Statements of Income for the years ended December 31, 2004, 2003 and 2002
o Statements of Changes in Partners' Capital for the years ended
  December 31, 2004, 2003 and 2002
o Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
o Notes to Financial Statements


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2004

                   TABLE OF CONTENTS

                                                                  Page No.
                                                               ---------------
Report of Independent Registered Public Accounting Firm              23

Balance Sheets                                                       24

Statements of Income                                                 25

Statements of Changes in Partners' Capital                           26

Statements of Cash Flows                                             27

Notes to Financial Statements                                        28

Supplemental Schedules

Schedule II -  Valuation and Qualifying Accounts                     40

Schedule IV - Mortgage Loans on Real Estate                          41
  Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Redwood Mortgage Investors VII
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Redwood Mortgage Investors VII's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VII is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VII's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




                                                     ARMANINO McKENNA  LLP
San Ramon, California
February 14, 2005

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 2004 and 2003


                                     ASSETS

                                                                              2004                2003
                                                                        -----------------    ---------------

Cash and cash equivalents                                                $       346,393     $      321,114
                                                                        -----------------    ---------------

Loans
   Loans, secured by deeds of trust                                            7,388,478          8,280,826
   Loans, unsecured, net of discount of $107,433 and
     $128,920 in 2004 and 2003, respectively                                     238,484            232,551
   Allowance for loan losses                                                   (745,476)          (680,469)
                                                                        -----------------    ---------------
     Net loans                                                                 6,881,486          7,832,908
                                                                        -----------------    ---------------

Interest and other receivables
   Accrued interest and late fees                                                190,105            489,995
   Advances on loans                                                               8,188              6,484
                                                                        -----------------    ---------------
     Total interest and other receivables                                        198,293            496,479
                                                                        -----------------    ---------------

Real estate held for sale, net                                                 1,782,182            633,053
                                                                        -----------------    ---------------

     Total assets                                                        $     9,208,354      $   9,283,554
                                                                        =================    ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Line of credit                                                        $             -      $     200,000
   Accounts payable                                                                4,951              4,102
   Payable to affiliate                                                           74,987             51,288
                                                                        -----------------    ---------------
     Total liabilities                                                            79,938            255,390
                                                                        -----------------    ---------------

Partners' capital
   Limited partners' capital, subject to redemption                            9,116,443          9,016,191
   General partners' capital                                                      11,973             11,973
                                                                        -----------------    ---------------
     Total partners' capital                                                   9,128,416          9,028,164
                                                                        -----------------    ---------------

     Total liabilities and  partners' capital                            $     9,208,354      $   9,283,554

                                                                        =================    ===============








The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 2004, 2003 and 2002



                                                                       2004             2003             2002
                                                                   -------------    -------------    -------------
Revenues
   Interest on loans                                                $   818,527      $   748,625      $ 1,037,717
   Late fees                                                             19,822           24,053           24,920
   Other                                                                 29,925            9,602           15,549
                                                                   -------------    -------------    -------------
                                                                        868,274          782,280        1,078,186
                                                                   -------------    -------------    -------------
Expenses
   Mortgage servicing fees                                               81,442           73,062          163,531
   Interest expense                                                      10,804            8,972           54,724
   Clerical costs from Redwood Mortgage Corp.                            17,826           23,014           30,572
   Asset management fees                                                 34,073           34,011           34,869
   Provisions for (recovery of) losses on loans
     and real estate held for sale                                       65,007         (18,299)         (20,039)
   Professional services                                                 49,343           43,752           40,158
   Other                                                                 31,133           25,127           10,889
                                                                   -------------    -------------    -------------
                                                                        289,628          189,639          314,704
                                                                   -------------    -------------    -------------

Net income                                                          $   578,646      $   592,641     $    763,482
                                                                   =============    =============    =============

Net income
   General partners (1%)                                            $     5,786      $     5,926     $      7,635
   Limited partners (99%)                                               572,860          586,715          755,847
                                                                   -------------    -------------    -------------

                                                                    $   578,646      $   592,641     $    763,482
                                                                   =============    =============    =============

Net income per $1,000 invested by limited
  partners for entire period
   Where income is reinvested and compounded                        $        65      $        67     $         85
   Where partner receives income in monthly
     distributions                                                  $        63      $        65     $         82














The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2004, 2003 and 2002


                                   Limited          General           Total
                                   Partners'        Partners'        Partners'
                                    Capital          Capital          Capital
                                --------------    -------------   --------------

Balances at December 31, 2001     $  9,420,268      $    11,978      $ 9,432,246

   Net income                          755,847            7,635          763,482

   Early withdrawal penalties         (11,619)                -         (11,619)

   Partners' withdrawals           (1,124,206)          (7,635)      (1,131,841)
                                --------------    -------------   --------------

Balances at December 31, 2002        9,040,290           11,978        9,052,268

   Net income                          586,715            5,926          592,641

   Early withdrawal penalties          (1,815)                -          (1,815)

   Partners' withdrawals             (608,999)          (5,931)        (614,930)
                                --------------    -------------   --------------

Balances at December 31, 2003        9,016,191           11,973        9,028,164

   Net income                          572,860            5,786          578,646

   Early withdrawal penalties          (2,741)                -          (2,741)

   Partners' withdrawals             (469,867)          (5,786)        (475,653)
                                --------------    -------------   --------------

Balances at December 31, 2004     $  9,116,443      $    11,973      $ 9,128,416
                                ==============    =============   ==============







The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002


                                                                           2004              2003             2002
                                                                       --------------    -------------    --------------
Cash flows from operating activities
   Net income                                                           $    578,646     $    592,641      $    763,482
   Adjustments to reconcile net income to
     net cash provided by operating activities
      Provisions for (recovery of) losses on loans and real estate            65,007         (18,299)          (20,039)
      Early withdrawal penalty credited to income                            (2,741)          (1,815)          (11,619)
      Amortization of discount on unsecured loans                           (21,487)         (21,487)                 -
      Change in operating assets and liabilities
        Loans, unsecured                                                      15,554            5,706            45,292
        Accrued interest and late fees                                     (252,153)        (273,744)          (73,456)
        Advances on loans                                                    (5,987)          (7,767)          (47,216)
        Accounts payable                                                         849            1,509           (8,702)
        Payable to affiliate                                                  23,699           19,112            28,860
        Deferred interest                                                          -         (37,704)            35,382
                                                                       --------------    -------------    --------------
Net cash provided by operating activities                                    401,387          258,152           711,984
                                                                       --------------    -------------    --------------

Cash flows from investing activities
   Principal collected on loans                                            3,517,558        2,556,852         4,569,574
   Loans originated                                                      (3,821,719)      (4,349,527)       (1,447,329)
   Payments for real estate                                                     (17)                -          (11,033)
   Proceeds from disposition of real estate                                  603,723                -                 -
   Payments on investment in limited liability company                             -        (149,693)         (116,354)
   Proceeds from investment in limited liability company                           -        1,362,415                 -
                                                                       --------------    -------------    --------------
Net cash provided by (used in) investing activities                          299,545        (579,953)         2,994,858
                                                                       --------------    -------------    --------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                          (200,000)          200,000       (1,907,000)
   Partners' withdrawals                                                   (475,653)        (614,930)       (1,131,841)
                                                                       --------------    -------------    --------------
Net cash used in financing activities                                      (675,653)        (414,930)       (3,038,841)
                                                                       --------------    -------------    --------------

Net increase (decrease) in cash and cash equivalents                          25,279        (736,731)           668,001

Cash and cash equivalents at beginning of year                               321,114        1,057,845           389,844
                                                                       --------------    -------------    --------------

Cash and cash equivalents at end of year                                $    346,393     $    321,114       $ 1,057,845
                                                                       ==============    =============    ==============

Supplemental disclosures of cash flow information
   Cash payments for interest                                           $     10,804     $      8,972       $    54,724






The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


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

       Loans, secured by deeds of trust

     Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

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

     If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances. At December 31, 2004 and 2003, there was one loan categorized as impaired by the Partnership of $96,710. In addition, the impaired loan had accrued interest and advances totaling $6,936 and $7,977 at December 31, 2004 and 2003, respectively. The reduction in carrying value of the impaired loan of $14,596 at December 31, 2003, was included in the allowance for loan losses. In 2004, it was determined that a reduction in carrying value was no longer required on this loan. The average recorded investment in impaired loans was $96,710, $96,710 and $493,074 for December 31, 2004, 2003 and 2002,
respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies (continued)

       Loans, secured by deeds of trust (continued)

     At December 31, 2004 and 2003, the Partnership had five and six loans past maturity or past due 90 days or more, including one impaired loan, totaling $1,049,730 and $2,356,491, respectively. In addition, accrued interest and advances on these loans totaled $60,233 and $408,972 at December 31, 2004 and 2003, respectively. The Partnership does not consider four of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2004 and 2003, as presented in Note 11, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 71.30% and 60.79%, respectively. When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     During 2003, the Partnership restructured two previously impaired loans into one existing loan with a lower interest rate. The amount restructured was $579,005.

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

     The composition of the allowance for loan losses as of December 31, 2004 and 2003 was as follows:

                                       2004             2003
                                  -------------    --------------
Impaired loans                     $        -       $    14,596
Specified loans                       290,464           321,263
General                               231,443           236,984
Unsecured loans                       223,569           107,626
                                  -------------    --------------
                                   $  745,476       $   680,469
                                  =============    ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies (continued)

       Allowance for loan losses (continued)

       Activity in the allowance for loan losses is as follows for the years ended December 31:

                              2004            2003            2002
                          ------------    ------------   -------------
Beginning balance           $ 680,469       $ 791,882        $887,578
Provision for loan losses      65,007               -          20,394
Recoveries                          -        (18,299)        (40,433)
Restructures/transfers              -        (50,083)        (64,210)
Write-offs                          -        (43,031)        (11,447)
                          ------------    ------------   -------------

                            $ 745,476       $ 680,469      $  791,882
                          ============    ============   =============

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

     The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. During 2003, the Partnership transferred $50,083 from the allowance for loan losses to the allowance for losses on real estate held for sale.

       Investment in limited liability company

     Investment in limited liability company is accounted for using the equity method. In 2003, the Company had a 34% interest in the Stockton Street Property Company, LLC (see Note 6).

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

                         REDWOOD MORTGAGE INVESTORS VII
                        (A California Limted Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


2.     Summary of Significant Accounting Policies (continued)

       Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2004, 2003 and 2002, late fee revenue of $19,822, $24,053 and $24,920, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2004 and 2003 of $4,513 and $24,118.

      Recently issued accounting pronouncements

     In December 2003, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"(SOP 03-3). SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The implementation of SOP 03-03 is not expected to have any significant effect on the Partnership.


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

     The approval of the majority of limited partners is required to elect a new general partner to continue the Partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


3.     Other Partnership Provisions (continued)

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


 4.    General Partners and Related Parties

     The following are commissions and fees which will be paid to the general partners and affiliates:

       Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, affiliates of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During 2004, 2003 and 2002, loan brokerage commissions paid by the borrowers to Redwood Mortgage Corp. were $93,465 and $111,927 and $24,661, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


 4.    General Partners and Related Parties (continued)

       Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $81,442, $73,062 and $163,531 were incurred for 2004, 2003 and 2002, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $74,987 and $51,288 at December 31, 2004 and 2003, respectively.

       Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $34,073, $34,011 and $34,869 were incurred for 2004, 2003 and 2002, respectively.

       Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

       Operating expenses

     Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2004, 2003 and 2002, operating expenses totaling $17,826, $23,014 and $30,572, respectively, were reimbursed to Redwood Mortgage Corp.

5.     Real Estate Held for Sale

     In December, 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date, the Partnership's investment totaled $1,752,836 including accrued interest and advances. Management believes the full amount of the Partnership's investment in this property will be recovered based on its current estimate of the property's fair value.

     During 2004, the Partnership sold real estate with an original investment of $1,200,518, and a carrying value of $586,713 for $586,713. The original investment in this property had been reduced in prior years to management's estimate of the ultimate realizable value of the property.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


5.     Real Estate Held for Sale (continued)

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2004 and 2003:

                                        2004              2003
                                    --------------    --------------

Costs of properties                    $1,815,555        $1,263,222
Reduction in value                       (33,373)         (630,169)
                                    --------------    --------------

  Real estate held for sale, net       $1,782,182         $ 633,053
                                    ==============    ==============


6.     Investment in Limited Liability Company

     As a result of acquiring real property through foreclosure, the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Stockton Street Property Company LLC ("Stockton"), which is owned 34% by the Partnership and 66% by an affiliate. Development costs were capitalized during construction; thus, there was no income or expense recognized by Stockton during 2002 and a portion of 2003. During 2003, the LLC completed construction and the property was sold. The Partnership recognized a loss of $42,518 during 2003 related to this property.


7.     Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding on this line as of December 31, 2004 and 2003, and the interest rate was 5.25% at December 31, 2004 and 4.25% at December 31, 2003. This line of credit expires December 10, 2007 and requires the Partnership to meet certain financial covenants. As of December 31, 2004 and 2003, the Partnership was in compliance with all loan covenants.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


8.     Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of the Partnership capital:

                                                     2004               2003
                                                --------------    --------------

Partners' capital per financial statements       $ 9,128,416      $   9,028,164
Allowance for loan losses                            745,476            680,469
Allowance for real estate losses                      33,373            630,169
                                                --------------    --------------

                  Partners' capital tax basis    $ 9,907,265       $ 10,338,802
                                                ==============    ==============

     In 2004 and 2003, approximately 69% of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).


9.     Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans had a carrying value of $7,388,478 and $8,280,826 at December 31, 2004 and 2003, respectively. The fair value of these loans of $7,531,668 and $8,159,401, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


10.    Non-cash Transactions

     During 2004, the Partnership foreclosed on property (see Note 5), which resulted in an increase in real estate held for sale of $1,752,836 and a decrease in loans receivable, accrued interest and advances of $1,196,509, $552,044 and $4,283, respectively.

     During 2003, the Partnership restructured two loans that resulted in an increase to loans receivable of $107,198 and a decrease to accrued interest and late fees and advances of $88,685 and $18,513, respectively.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


11.    Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2004 and 2003, there were 28 and 23 secured loans outstanding, respectively, with the following characteristics:

                                                     2004               2003
                                               ---------------     -------------

Number of secured loans outstanding                       28                23
Total secured loans outstanding                  $ 7,388,478       $ 8,280,826

Average secured loan outstanding                 $   263,874       $   360,036
Average secured loan as percent of total               3.57%             4.35%
 secured loans
Average secured loan as percent
 of partners' capital                                  2.89%             3.99%

Largest secured loan outstanding                 $   800,000       $ 1,000,000
Largest secured loan as percent of total              10.83%            12.08%
 secured loans
Largest secured loan as percent
 of partners' capital                                  8.76%            11.08%
Largest secured loan as percent
 of total assets                                       8.69%            10.77%

Number of counties where security
 is located (all California)                              13                 8

Largest percentage of loans in one county             24.64%            44.11%

Average secured loan to appraised value
 of security based on appraised values and
 prior liens at time loan was consummated             71.30%            60.79%

Number of secured loans in foreclosure status              1                 -
Amount of secured loans in foreclosure           $   776,228       $         -

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


11.    Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at December 31, 2004 and 2003:

                                                                         2004                2003
                                                                    ----------------    ----------------

             First trust deeds                                        $   5,937,736       $   3,733,346
             Second trust deeds                                           1,450,742           3,872,480
             Third trust deeds                                                    -             675,000
                                                                    ----------------    ----------------
                  Total loans                                             7,388,478           8,280,826
             Prior liens due other lenders at time of loan                1,944,172           4,319,281
                                                                    ----------------    ----------------

                  Total debt                                          $   9,332,650       $  12,600,107
                                                                    ================    ================

             Appraised property value at time of loan                 $  13,089,113       $  20,728,514

                  Total loans as percent of appraisals                       71.30%              60.79%

             Loans by type of property
               Owner occupied homes                                   $   2,532,045       $     853,869
               Non-owner occupied homes                                   1,961,474           1,589,092
               Apartments                                                   971,864           1,367,327
               Commercial                                                 1,923,095           2,410,861
               Land                                                               -           2,059,677
                                                                    ----------------    ----------------

                                                                      $   7,388,478       $   8,280,826
                                                                    ================    ================

     The interest rates on these loans ranged from 6.50% to 10.50% at December 31, 2004 and 6.125% to 11.50% at December 31, 2003.

     Scheduled maturity dates of secured loans as of December 31, 2004 are as follows:

                     Year Ending December 31,
             -----------------------------------------

                               2005                          $   817,184
                               2006                            1,872,944
                               2007                            1,246,754
                               2008                              198,272
                               2009                            3,041,833
                            Thereafter                           211,491
                                                          ---------------

                              Total                          $ 7,388,478
                                                          ===============


     The scheduled maturities for 2005 above include approximately $64,850 in two loans which were past maturity at December 31, 2004. None of these loans had interest payments categorized as delinquent over 90 days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


11.    Asset Concentrations and Characteristics (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership had a substantial amount of its loan receivable balance due on two loans from one borrower in 2004 and 2003. This borrower accounted for approximately 17% and 15% of the secured loan balance at December 31, 2004 and 2003, respectively. This borrower accounted for approximately 34%, 12% and 7% of interest on loans for the years ended December 31, 2004, 2003 and 2002, respectively. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership. Neither of these loans is past due 90 days or more on interest payments nor are they past maturity.

     The Partnership also has 21% and 12% of its loan receivable balance due from two and one borrowers at December 31, 2004 and 2003, respectively. These borrowers accounted for approximately 19%, 1% and 0% of interest revenue for the years ended December 31, 2004, 2003 and 2002, respectively.


12.    Commitments and Contingencies

       Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2004. As of December 31, 2004 the Partnership had four loans under workout agreements totaling $260,919.

       Construction / rehabilitation loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2004, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

       Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2004, 2003 and 2002


13.   Selected Financial Information (Unaudited)

                                                                        Calendar Quarter
                                                    ----------------------------------------------------------

                                                      First          Second          Third          Fourth           Annual
                                                    -----------    -----------    ------------    ------------    -------------

       Revenues
           2004                                       $217,654       $207,404        $215,309        $227,907         $868,274
           ----
           2003                                       $173,306       $187,186        $192,171        $229,617         $782,280
           ----

       Expenses
           2004                                        $77,558        $68,959         $65,976         $77,135         $289,628
           ----
           2003                                        $29,061        $21,330         $50,959         $88,289         $189,639
           ----

       Net income allocated to general partners
           2004                                         $1,401         $1,384          $1,493          $1,508           $5,786
           ----
           2003                                         $1,442         $1,659          $1,412          $1,413           $5,926
           ----

       Net income allocated to limited partners
           2004                                       $138,695       $137,061        $147,840        $149,264         $572,860
           ----
           2003                                       $142,803       $164,197        $139,800        $139,915         $586,715
           ----

       Net income per $1,000 invested
           where income is
             Compounded
               2004                                        $15            $15             $16             $19              $65
               ----
               2003                                        $16            $16             $16             $19              $67
               ----

             Withdrawn
               2004                                        $15            $15             $16             $17              $63
               ----
               2003                                        $16            $16             $16             $17              $65
               ----

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                   Schedule II
              Valuation and Qualifying Accounts for the years ended
                        December 31, 2004, 2003, and 2002


                                               Col B.              Col. C - Additions                                     Col E.
                                                              ------------------------------
                Col A.                       Balance at        Charged to        Charged                                 Balance
                                              Beginning        Costs and         to Other            Col. D               at End
              Description                     of Period         Expenses         Accounts          Deductions           of Period
----------------------------------------    --------------    -------------    -------------     ---------------      --------------

Year Ended December 31, 2002

Deducted from asset accounts

Allowance for loan losses                    $   887,578       $ (20,039)        $(64,210)  (b)     $ (11,447)  (a)     $   791,882

Cumulative write-down of
real estate held for sale (REO)              $   380,056       $        0        $ 200,030  (b)     $        -          $   580,086
                                            --------------    -------------    -------------     ---------------      --------------

                                             $ 1,267,634       $ (20,039)        $ 135,820          $ (11,447)          $ 1,371,968
                                            ==============    =============    =============     ===============      ==============

Year Ended December 31, 2003

Deducted from asset accounts

Allowance for doubtful accounts              $   791,882       $ (68,382)        $       -          $ (43,031)  (a)     $   680,469

Cumulative write-down of
real estate held for sale (REO)              $   580,086       $   50,083                -                   -          $   630,169
                                            --------------    -------------    -------------     ---------------      --------------

                                             $ 1,371,968       $ (18,299)        $       -          $ (43,031)          $ 1,310,638
                                            ==============    =============    =============     ===============      ==============

Year Ended December 31, 2004

  Deducted from asset accounts

     Allowance for doubtful accounts         $   680,469       $   65,007        $       -          $        -          $   745,476

     Cumulative write-down of
      real estate held for sale (REO)            630,169                -                -           (596,796)  (c)          33,373
                                            --------------    -------------    -------------     ---------------      --------------

                                             $ 1,310,638       $   65,007        $       -          $(596,796)          $   778,849
                                            ==============    =============    =============     ===============      ==============



Note (a) - Represents write offs of loans

Note (b) - Represents restructures

Note (c) - Represents sales of REO

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                   Schedule IV
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2004




                                                                                                  Col. H
                                                                                                 Principal
                                                                      Col. F                     Amount of
                                                                       Face         Col. G         Loans
                            Col. C       Col. D                      Amount of     Carrying      Subject to               Col. J
                Col. B      Final       Periodic      Col. E          Mortgage     Amount of     Delinquent   Col. I    California
  Col. A       Interest    Maturity      Payment       Prior          Original     Mortgage     Principal or  Type of   Geographic
 Descript.      Rate         Date        Terms         Liens           Amount      Investment     Interest     Lien      Location
------------- ---------- ------------ ----------- -------------- -------------- -------------- ------------- --------- -------------
Apts.             6.50%   05/01/06          $541        $89,904        $75,000        $96,716       $96,716    2nd     Sacramento
Apts.            12.00%   07/01/06         5,755              -        720,000        776,228       776,228    1st     San Francisco
Comm.            10.00%   12/01/03           471              -         53,636         53,229        53,229    1st     Stanislaus
Comm.            10.00%   12/01/03           105         82,723         11,919         11,621        11,621    2nd     Stanislaus
Comm.            10.00%   07/01/11         1,995              -        219,538        211,491             -    1st     Santa Clara
Comm.             7.50%   02/28/07         3,206              -        513,000        560,354             -    1st     Santa Clara
Comm.             7.50%   02/28/07         4,290              -        686,400        686,400             -    1st     Alameda
Comm.             9.00%   08/01/09         3,000              -        400,000        400,000             -    1st     San Francisco
Apts.            10.50%   06/01/08           944        389,330        100,000         98,920             -    2nd     Alameda
Res.             10.50%   07/01/08           915              -        100,000         99,353             -    1st     San Francisco
Res.              8.75%   01/01/09         2,242              -        285,000        283,163             -    1st     Alameda
Res.             10.00%   12/25/05         8,333        348,261      1,000,000        752,334             -    2nd     Alameda
Res.              9.50%   04/01/09         1,623              -        193,000        192,219             -    1st     Sacramento
Res.              9.25%   04/01/09         1,080              -        131,250        130,974             -    1st     Contra Costa
Res.              9.00%   04/01/09         1,139              -        141,500        140,360             -    1st     San Joaquin
Res.              9.00%   04/01/09         1,175              -        146,000        145,417             -    1st     Merced
Res.              9.25%    0501/09           921              -        112,000        111,936       111,936    1st     Santa Clara
Res.              9.25%   07/01/09         1,892        416,018        230,000        229,404             -    2nd     Contra Costa
Res.              9.25%   07/01/09           905              -        110,000        109,788             -    1st     Madera
Res.              9.25%   07/01/09           921        265,759        112,000        111,824             -    2nd     San Mateo
Res.             10.50%   07/01/06         7,000              -        800,000        800,000             -    1st     San Diego
Res.              8.50%   09/01/06         1,417              -        200,000        200,000             -    1st     Monterey
Res.              9.25%   11/01/09         1,234        352,177        150,000        149,922             -    2nd     San Mateo
Res.              9.25%   10/01/09         1,316              -        160,000        159,749             -    1st     Solano
Res.              9.25%   11/01/09         2,468              -        300,000        299,844             -    1st     San Mateo
Res.              9.25%   11/01/09         1,851              -        225,000        224,883             -    1st     Sacramento
Res.              9.25%   11/01/09         1,440              -        175,000        174,849             -    1st     Sacramento
Res.              9.25%   12/01/09         1,460              -        177,500        177,500             -    1st     Sacramento
                                      ----------- -------------- -------------- -------------- -------------

   Total                                 $59,639     $1,944,172     $7,527,743     $7,388,478    $1,049,730
                                      =========== ============== ============== ============== =============


Note:  Most loans have balloon payments due at maturity.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                             Schedule IV (continued)
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2004


Reconciliation of carrying amount (cost) of loans at close of periods

                                                                     Year ended December 31,
                                                        ---------------------------------------------------

                                                            2004              2003              2002
                                                        --------------    -------------    ----------------

   Balance at beginning of year                           $ 8,280,826      $ 6,423,984       $  10,091,195
                                                        --------------    -------------    ----------------
   Additions during period
      New loans                                             3,821,719        4,349,527           1,447,329
      Other                                                         -          107,198             420,969
                                                        --------------    -------------    ----------------
        Total additions                                     3,821,719        4,456,725           1,868,298
                                                        --------------    -------------    ----------------

   Deductions during period
      Collections of principal                              3,517,558        2,556,852           4,569,574
      Foreclosures                                          1,196,509                -             954,488
      Cost of loans sold                                            -                -                   -
      Amortization of premium                                       -                -                   -
      Other                                                         -           43,031              11,447
                                                        --------------    -------------    ----------------
        Total deductions                                    4,714,067        2,599,883           5,535,509
                                                        --------------    -------------    ----------------

   Balance at close of year                               $ 7,388,478      $ 8,280,826      $    6,423,984
                                                        ==============    =============    ================


     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Partnership's independent public accountants during the years ended December 31, 2004 and 2003.


Item 9a. - Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.


Item 9b. - Other Information

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

The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 48, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2004. All such compensation is in compliance with the guidelines and limitations set forth in the Prospectus.

Entity Receiving Compensation                Description of Compensation and Services Rendered                Amount
------------------------------------- ----------------------------------------------------------------- -------------------
I.  Redwood Mortgage Corp.            Mortgage Servicing Fee for servicing loans...................................$81,442

General Partners &/or Affiliates      Asset Management Fee for managing assets.....................................$34,073

General Partners                      1% interest in profits........................................................$5,786


II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY
COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE
PARTNERSHIP) DURING THE YEAR ENDED DECEMBER 31, 2004

Redwood Mortgage Corp.                Mortgage Brokerage Commissions for services in connection
                                      with the review, selection, evaluation, negotiation, and
                                      extension
                                      of the loans paid by the borrowers and not by the Partnership................$93,465

Redwood Mortgage Corp.                Processing and Escrow Fees for services in connection with fees notary, document preparation, credit investigation, and escrow payable by the borrowers and not by the Partnership...........................$8,233

Gymno Corporation                     Reconveyance Fee..............................................................$1,241

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN
EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,826

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

Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2004 and 2003 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2004 and 2003 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $40,643 and $37,513, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2004 and 2003 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2004 and 2003, were $4,854 and $3,495, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2004 and 2003.

     All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

                                     Part IV

Item 15 - Exhibits, Financial Statements and Schedules

A.       Documents filed as part of this report are incorporated:

         1. In Part II, Item 8 under A - Financial Statements.

         2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

         3. Exhibits.

   Exhibit No.          Description of Exhibits
------------------      ---------------------------------------------------------------------------------------------

    3.1               Limited Partnership Agreement
    3.2               Form of Certificate of Limited Partnership Interest
    3.3               Certificate of Limited Partnership
    10.1              Escrow Agreement
    10.2              Servicing Agreement
    10.3           (a)Form of Note secured by Deed of Trust which provides for principal and interest payments.
                   (b)Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
                   (c)Form of Note secured by Deed of Trust which provides for interest only payments
                   (d)Form of Note
    10.4           (a)Deed of Trust and Assignment of Rents to accompany Exhibits   10.3  (a), and (c)
                   (b)Deed of Trust and Assignment of Rents to accompany Exhibit 10.3 (b)
                   (c)Deed of Trust to accompany Exhibit 10.3 (d)
    10.5              Promissory Note for Formation Loan
    10.6              Agreement to Seek a Lender
    31.1              Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2              Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1              Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2              Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     All of the above exhibits, other than 31.1, 31.2, 32.1 and 32.2, were previously filed as the exhibits to Registrant's Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).


B.       See A (3) above.

C. See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration statement) dated October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a general partner.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March 2005.

REDWOOD MORTGAGE INVESTORS VII

By:       /S/ Michael R. Burwell
          ---------------------------------------------
          Michael R. Burwell, General Partner


By:       Gymno Corporation, General Partner

          By:     /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President, Secretary
                   & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March 2005.

            Signature                                 Title                                 Date


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                              General Partner                        March 31, 2005


/S/ Michael R. Burwell
-----------------------------------
Michael R. Burwell                        President, Secretary & Chief                 March 31, 2005
                                           Financial Officer of Gymno
                                        Corporation (Principal Financial
                                            and Accounting Officer);
                                         Director of Gymno Corporation

                                                                    Exhibit 31.1

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
----------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                    Exhibit 31.2


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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's annual control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial data; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



/s/ Michael R. Burwell
--------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 31, 2005

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2005