Form 10-Q
period 2005-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2005-05-16
CIK 854092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

Part I - Item 1.    FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                MARCH 31, 2005 and DECEMBER 31, 2004 (unaudited)


                                     ASSETS

                                                                           March 30,          December 31,
                                                                             2005                2004
                                                                        ---------------     ---------------

Cash and cash equivalents                                                $     922,113       $     346,393
                                                                        ---------------     ---------------

Loans
   Loans, secured by deeds of trust                                          6,044,164           7,388,478
   Loans, unsecured, net discount of $102,061 and $107,433 for
     March 31, 2005 and December 31, 2004, respectively                        240,275             238,484
                                                                        ---------------     ---------------
                                                                             6,284,439           7,626,962
   Allowance for loan losses                                                 (735,613)           (745,476)
                                                                        ---------------     ---------------
         Net loans                                                           5,548,826           6,881,486

Interest and other receivables
   Accrued interest and late fees                                              133,263             190,105
   Advances on loans                                                             1,445               8,188
   Prepaid expenses                                                              1,536                   -
                                                                        ---------------     ---------------
         Total interest and other receivables                                  136,244             198,293
                                                                        ---------------     ---------------

Investment in limited liability company                                        841,962                   -
Real estate held for sale, net                                               1,785,462           1,782,182
                                                                        ---------------     ---------------

         Total assets                                                    $   9,234,607       $   9,208,354
                                                                        ===============     ===============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable                                                       $      12,424       $       4,951
  Payable to affiliate                                                          75,551              74,987
                                                                        ---------------     ---------------
         Total liabilities                                                      87,975              79,938
                                                                        ---------------     ---------------

Partners' capital
   Limited partners' capital, subject to redemption                          9,134,659           9,116,443
   General partners' capital                                                    11,973              11,973
                                                                        ---------------     ---------------
         Total partners' capital                                             9,146,632           9,128,416
                                                                        ---------------     ---------------

         Total liabilities and partners' capital                         $   9,234,607       $   9,208,354
                                                                        ===============     ===============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004 (unaudited)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -------------------------------

                                                                              2005             2004
                                                                          -------------    -------------
      Revenues
         Interest on loans                                                 $   171,258      $   203,219
         Interest - interest bearing accounts                                      195            1,343
         Late fees                                                               1,924            4,598
         Other                                                                   1,112            8,494
                                                                          -------------    -------------
                                                                               174,489          217,654
                                                                          -------------    -------------
      Expenses
         Mortgage servicing fees                                                17,704           20,131
         Interest expense                                                            -              732
         Clerical costs through Redwood Mortgage Corp.                           3,843            4,818
         Asset management fees                                                   8,583            8,489
         Provisions for (recovery of) losses on loans and
           real estate held for sale                                           (9,863)           11,355
         Professional services                                                  11,179           20,963
         Printing, supplies and postage                                          1,556            2,290
         Other                                                                   2,391            8,780
                                                                          -------------    -------------
                                                                                35,393           77,558
                                                                          -------------    -------------
      Net income                                                           $   139,096      $   140,096
                                                                          =============    =============

      Net income:    to general partners (1%)                                    1,391            1,401
                     to limited partners (99%)                                 137,705          138,695
                                                                          -------------    -------------
                                                                           $   139,096      $   140,096
                                                                          =============    =============

      Net income per $1,000 invested by limited partners for entire period

            -where income is compounded and retained                       $        15      $        15
                                                                          =============    =============

            -where partner receives income in monthly
               distributions                                               $        15      $        15
                                                                          =============    =============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004 (unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------

                                                                                 2005               2004
                                                                             --------------     --------------
      Cash flows from operating activities
        Net income                                                            $    139,096       $    140,096
        Adjustments to reconcile net income to net cash provided
           by operating activities
              Provisions for (recovery of) losses on loans and real estate         (9,863)             11,355
              Early withdrawal penalty credited to income                            (960)              (380)
              Amortization of discount on unsecured loans                          (5,372)            (5,371)
              Change in operating assets and liabilities
                Accrued interest and advances on loans                               3,112           (48,238)
                Accounts payable and other liabilities                               8,037             11,062
                Prepaid expenses                                                   (1,536)            (3,586)
                                                                             --------------     --------------

      Net cash provided by operating activities                                    132,514            104,938
                                                                             --------------     --------------

      Cash flows from investing activities
        Principal collected on loans                                             1,713,086          1,465,742
        Loans originated                                                       (1,145,000)          (648,741)
        Payments on real estate held for sale                                      (3,280)                  -
        Investment in limited liability company                                    (5,261)                  -
        Proceeds from unsecured loans                                                3,580              4,457
                                                                             --------------     --------------

      Net cash provided by investing activities                                    563,125            821,458
                                                                             --------------     --------------

      Cash flows from financing activities
        Net decrease in line of credit                                                   -          (200,000)
        Partners' withdrawals                                                    (119,919)          (116,826)
                                                                             --------------     --------------
      Net cash used in financing activities                                      (119,919)          (316,826)
                                                                             --------------     --------------

      Net increase in cash and cash equivalents                                    575,720            609,570

      Cash and cash equivalents - beginning of year                                346,393            321,114
                                                                             --------------     --------------

      Cash and cash equivalents - end of period                                    922,113            930,684
                                                                             ==============     ==============

      Cash payments for interest                                              $          -       $        732
                                                                             ==============     ==============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - Summary of Significant Accounting Policies

Loans, secured by deeds of trust

     At March 31, 2005 and December 31, 2004 there was one loan categorized as impaired by the Partnership in the total aggregate amount of $96,716. In addition, the impaired loan had accrued interest and advances totaling $5,621 and $7,841 at March 31, 2005 and December 31, 2004, respectively. In 2004 it was determined that a reduction in carrying value was no longer required on this loan. The average recorded investment in the impaired loan was $96,716 for the three month period ended March 31, 2005 and the year ended December 31, 2004.

     As of March 31, 2005 the Partnership had a combined total of four loans with outstanding principal balances of $271,323 that were either past due 90 days or more in interest payments and/or past maturity. These four loans included two loans totaling $64,819 that were past maturity and two loans totaling $206,504 that were past due 90 days or more in interest payments. This compares to a combined total of five loans totaling $1,049,730 that were either past due 90 days or more in interest payments and/or past maturity as of December 31, 2004. These five loans included two loans totaling $64,850 that were past maturity and three loans totaling $984,880 that were past due 90 days or more in interest payments. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. The Partnership considers one of the March 31, 2005 past due 90 days or more loans to be impaired. In the opinion of management, the remaining delinquent and/or past maturity loans have sufficient collateral to cover the amount outstanding to the Partnership and are still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of March 31, 2005 and December 31, 2004 was as follows:

                                          March 31,         December 31,
                                            2005               2004
                                       ---------------    ---------------

      Specified loans                   $     290,464      $     290,464
      General                                 221,580            231,443
      Unsecured loans                         223,569            223,569
                                       ---------------    ---------------
                                        $     735,613      $     745,476
                                       ===============    ===============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 2 - Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the three month period ended March 31, 2005 and the year ended December 31, 2004:

                                             March 31,         December 31,
                                               2005               2004
                                          ---------------    ---------------

      Beginning balance                    $     745,476      $     680,469
      Provision for loan losses                        -             65,007
      Recoveries                                 (9,863)                  -
                                          ---------------    ---------------
                                           $     735,613      $     745,476
                                          ===============    ===============

Investment in limited liability company

     Investment in limited liability company is accounted for using the equity method. In February, 2005 the Partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (unaudited)


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (unaudited)


NOTE 4 - Real Estate Held for Sale

     In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of March 31, 2005 the Partnership's investment in this property was $62,720.

     In December 2004, the Partnership acquired an undeveloped parcel of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of March 31, 2005 the Partnership's investment in this property totaled $1,756,116, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. This property is jointly owned by two other affiliated partnerships.

     In February, 2005 the Partnership acquired another property through foreclosure (see Note 5).

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2005 and December 31, 2004:

                                              March 31,         December 31,
                                                2005               2004
                                          ----------------   ---------------
Costs of properties                        $    1,818,835     $   1,815,555
Reduction in value                               (33,373)          (33,373)
                                          ----------------   ---------------
     Real estate held for sale, net        $    1,785,462     $   1,782,182
                                          ================   ===============


NOTE 5 - INVESTMENT IN LIMITED LIABILITY COMPANY

     In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership's investment totaled $841,962 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Larkin Property Company, LLC ("Larkin"), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property will exceed the combined Partnerships' investment in the property.


NOTE 6 - Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of March 31, 2005 and December 31, 2004 and the interest rate was 6.00% (5.75% prime + .25%) at March 31, 2005. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the three month period ended March 31, 2005 and for the year ended December 31, 2004. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December of 2007.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (unaudited)


NOTE 7 - Non-Cash Transactions

     During the three month period ended March 31, 2005 the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $836,702 and a decrease in loans receivable, accrued interest, advances, and late charge receivable of $776,228, $51,598, $5,876 and $3,000, respectively.


NOTE 8 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $6,044,164 and $7,388,478 at March 31, 2005 and December 31, 2004, respectively. The fair value of these loans of $6,210,337 and $7,531,668, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At March 31, 2005 and December 31, 2004 there were 27 and 28 secured loans outstanding, respectively, with the following characteristics:

                                                                                     March 31,        December 31,
                                                                                       2005              2004
                                                                                  --------------    --------------
       Number of secured loans outstanding                                                   27                28
       Total secured loans outstanding                                             $  6,044,164      $  7,388,478

       Average secured loan outstanding                                            $    223,858      $    263,874
       Average secured loan as percent of total secured loans                             3.70%             3.57%
       Average secured loan as percent of partners' capital                               2.45%             2.89%

       Largest secured loan outstanding                                            $    800,000      $    800,000
       Largest secured loan as percent of total secured loans                            13.24%            10.83%
       Largest secured loan as percent of partners' capital                               8.75%             8.76%
       Largest secured loan as percent of total assets                                    8.66%             8.69%

       Number of counties where security is located (all California)                         14                13

       Largest percentage of loans in one county                                         20.68%            24.64%

       Average secured loan to appraised value of security based on
           appraised values and prior liens at time loan was consummated                 69.48%            71.30%

       Number of secured loans in foreclosure status                                       None                 1
       Amount of secured loans in foreclosure status                                       None      $    776,228

     Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2005 (unaudited)


NOTE 9 - Asset Concentrations and Characteristics (continued)

     The following categories of secured loans were held at March 31, 2005 and December 31, 2004:

                                                                     March 31,         December 31,
                                                                       2005                2004
                                                                  ---------------    ---------------

       First trust deeds                                           $   5,023,097      $   5,937,736
       Second trust deeds                                                871,223          1,450,742
       Third trust deeds                                                 149,844                  -
                                                                  ---------------    ---------------
              Total loans                                              6,044,164          7,388,478
       Prior liens due other lenders at time of loan                   3,165,893          1,944,172
                                                                  ---------------    ---------------

              Total debt                                           $   9,210,057      $   9,332,650
                                                                  ===============    ===============

       Appraised property value at time of loan                    $  13,255,827      $  13,089,113
                                                                  ---------------    ---------------

       Total secured loans as percent of appraisals                       69.48%             71.30%
                                                                  ---------------    ---------------

       Secured loans by type of property
           Owner occupied homes                                    $   2,352,280      $   2,532,045
           Non-owner occupied homes                                    1,183,950          1,961,474
           Apartments                                                    195,454            971,864
           Commercial                                                  2,312,480          1,923,095
                                                                  ---------------    ---------------

                                                                   $   6,044,164      $   7,388,478
                                                                  ===============    ===============

     Scheduled maturity dates of secured loans as of March 31, 2005 are as follows:

             Year Ending December 31,
          ------------------------------

                       2005                    $      88,981
                       2006                        1,146,716
                       2007                        1,246,754
                       2008                           98,738
                       2009                        2,432,510
                    Thereafter                     1,030,465
                                              ---------------

                       Total                   $   6,044,164
                                              ===============

     The scheduled maturities for 2005 above include approximately $64,819 in two loans, which are past maturity at March 31, 2005. Interest payments on both of these loans were current as of March 31, 2005.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           MArch 31, 2005 (unaudited)


NOTE 9 - Asset Concentrations and Characteristics (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 20.63% of the loan balance and approximately 16.38% of interest revenue for the three month period ended March 31, 2005. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership. Neither of these loans is past due 90 days or more on interest payments nor are they past maturity.


NOTE 10 - Commitments and Contingencies

Workout agreements

     The Partnership has negotiated a contractual workout agreement with one borrower who is delinquent in making payments. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan as of March 31, 2005. As of March 31, 2005 the Partnership had one loan under workout agreement totaling $96,716.

Construction loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2005, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2005, the partnership owned five pieces of real property.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $30,350 and $17,634 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $17,704 and $20,131 were incurred for the three month periods ended March 31, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $8,583 and $8,489 were incurred by the Partnership for the three month periods ended March 31, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $3,034 and $2,309 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $1,391 and $1,401 for the three month periods ended March 31, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaling $3,843 and $4,818 for the three month periods ended March 31, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of March 31, 2005 and 2004, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations - For the three months ended March 31, 2005 and 2004

     Changes in the Partnership's operating results for the three month periods ended March 31, 2005 versus 2004 are discussed below:

                                                        Changes during the
                                                        three months ended
                                                          March 31, 2005
                                                           versus 2004
                                                      ---------------------

  Net income increase/(decrease)                         $    (1,000)
                                                        ==============

    Revenue
     Interest on loans                                   $   (31,961)
     Interest - interest bearing accounts                     (1,148)
     Late fees                                                (2,674)
     Other income                                             (7,382)
                                                        --------------
                                                         $   (43,165)
                                                        --------------

    Expenses
     Mortgage servicing fees                             $    (2,427)
     Interest expense                                           (732)
     Clerical costs through Redwood Mortgage Corp.              (975)
     Asset management fees                                         94
     Provisions for losses on loans and real estate          (21,218)
     Professional services                                    (9,784)
     Printing, supplies and postage                             (734)
     Other                                                    (6,389)
                                                        --------------
                                                         $   (42,165)
                                                        --------------

          Net income increase/(decrease)                 $    (1,000)
                                                        ==============

     The decrease in interest on loans of $31,961 (15.73%) for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to a decrease in the average loan portfolio outstanding during this period to $6,716,321 as of March 31, 2005 from $7,872,326 as of March 31, 2004. The decrease in interest is also attributed to a decrease in the average interest rate, which stood at 9.32% as of March 31, 2005 versus 9.77% as of March 31, 2004.

     The decrease in other income of $7,382 (86.91%) for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004. During the first quarter of 2004 these option payments totaled $7,714. The property against which the payments were being made was sold in October, 2004.

     The decrease in late charges of $2,674 (58.16%) for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to a reduction in delinquent loans to two totaling $206,504 as of March 31, 2005 from five totaling $1,049,730 as of March 31, 2004.

     The decrease in interest bearing accounts of $1,148 (85.48%) for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to a lower average monthly bank balance of $150,800 during the first quarter of 2005 versus $800,125 during the first quarter of 2004.

     The decrease in mortgage servicing fees of $2,427 (12.06%) for the three month period ended March 31, 2005 versus March 31, 2004, was primarily due to a decrease in the average loan portfolio balance to $6,716,321 as of March 31, 2005 from an average portfolio balance of $7,872,326 as of March 31, 2004.

     The decrease in provisions for losses on loans and real estate held for sale of $21,218 for the three month period ended March 31, 2005 versus March 31, 2004 is due to management's determination that the allowance for loan losses of $735,613 as of March 31, 2005 was adequate to offset potential losses on loans. There were no foreclosures as of March 31, 2005 and none are expected in the foreseeable future.

     The decrease in professional fees of $9,784 (46.67%) for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to timing of billings in 2005 compared to 2004.

     Partnership capital increased during the first three months of 2005 as both earnings distributions and capital liquidations declined below the net income level of the Partnership. For the three month period ended March 31, 2005 limited partners' net income was $137,705 versus earnings distributions of $45,259 and capital liquidations of $74,229, which totaled $119,488. During the first quarter of 2004 the limited partners' net income was $138,695 versus earnings distributions of $48,198 and capital liquidations of $67,608, which totaled $115,805. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners' capital.

     The decrease in clerical costs of $975 (20.24%) for the three month period ended March 31, 2005 versus March 31, 2004 is primarily due to lower clerical costs servicing the Partnership.

     The decrease in interest expense of $732 (100%) for the three month period ended March 31, 2005 versus March 31, 2004, is due to non-usage of the line of credit during the first quarter of 2005. Average line of credit used during the three month period ended March 31, 2005 was $0 versus an average use of $206,700 during the three month period ended March 31, 2004.

     The decrease in other expense of $6,389 (72.77%) for the three month period ended March 31, 2005 versus March 31, 2004 was primarily due to a reduction in upkeep costs for the real estate held for sale properties. The Partnership spent $1,238 during the first quarter of 2005 versus $7,345 during the first quarter of 2004. The real estate held for sale property that incurred most of the upkeep costs was sold in October, 2004.

     At March 31, 2005 there were no outstanding loans with filed notices of default.

     Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $30,350 for the three month period ended March 31, 2005 as compared to $17,634 for the three month period ended March 31, 2004. The increase is due to more loans that were funded in the three month period ended March 31, 2005 versus March 31, 2004 of $1,145,000 and $648,741, respectively.


Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003, the California economy stabilized. During 2004 the economy and the Northern California Real Estate Market has strengthened. At March 31, 2005 the Partnership had two loans past due 90 days or more in interest payments totaling $206,504 with no loans in foreclosure. Of these two, one loan totaling $96,716 was also categorized as impaired. In addition, two loans with total principal balance of $64,819 were current in interest payments but were past maturity as of March 31, 2005.

     Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has one impaired loan totaling $96,716 in a workout agreement with the borrower. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at March 31, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2005, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $768,986 at March 31, 2005. These provisions for losses were made to guard against collection losses. The total cumulative provision for losses as of March 31, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provisions for losses on loans of $735,613 and real estate held for sale of $33,373 as of March 31, 2005, is considered to be reasonable.

     As of March 31, 2005, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 69.48%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the three months ended March 31, 2005 and 2004

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2005 and 2004 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $3,571,744 (59.09%) and $4,684,545 (62.76%)
of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of March 31, 2005 and 2004, the Partnership held 27 and 24 loans respectively in the following categories:

                                                             March 31, 2005                     March 31, 2004
                                                     -------------------------------    -------------------------------

Single Family Homes (1-4 units)                       $  3,536,230           58.51%      $  2,009,440           26.92%
Apartments (5+ units)                                      195,454            3.23%           985,275           13.20%
Commercial                                               2,312,480           38.26%         2,409,433           32.28%
Land                                                             -                -         2,059,677           27.60%
                                                     --------------    -------------    --------------    -------------

   Total                                              $  6,044,164             100%      $  7,463,825             100%
                                                     ==============    =============    ==============    =============

     As of March 31, 2005, the Partnership held 27 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2005:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                              As of March 31, 2005

                                                                 # of Loans          Amount           Percent
                                                                -------------    ---------------    -------------

    1st Mortgages                                                         18      $   5,023,097              83%
    2nd Mortgages                                                          8            871,223              14%
    3rd Mortgages                                                          1            149,844               3%
                                                                =============    ===============    =============
           Total                                                          27      $   6,044,164             100%

    Maturing 12/31/05 and prior                                            3      $      88,981               1%
    Maturing prior to 12/31/06                                             3          1,146,716              19%
    Maturing prior to 12/31/07                                             2          1,246,754              21%
    Maturing after 12/31/07                                               19          3,561,713              59%
                                                                =============    ===============    =============
           Total                                                          27      $   6,044,164             100%

    Average Secured Loan                                                          $     223,858               4%
    Largest Secured Loan                                                                800,000              13%
    Smallest Secured Loan                                                                11,590            0.19%
    Average Loan-to-Value based upon appraisals and prior
        liens at time of loan                                                                             69.48%

     The Partnership's largest loan in the principal amount of $800,000 represents 13.24% of outstanding secured loans and 8.66% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three month periods ended March 31, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $45,259 and $48,198, respectively. Distribution of earnings to limited partners, which were not withdrawn for the three month periods ended March 31, 2005 and 2004 were $92,446 and $90,497, respectively. As of March 31, 2005 and 2004, limited partners electing to withdraw earnings represented 33% and 35% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the three month periods ended March 31, 2005 and 2004, $12,004 and $4,750, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other Partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2005 and 2004.

     Additionally, for the three month periods ended March 31, 2005 and 2004, $62,225 and $67,608, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     Since January, 2001, and through December 31, 2003, the Federal Reserve reduced interest rates significantly by cutting the Federal Funds Rate to 1.00%. From July 1, 2004 through March 31, 2005, the Federal Reserve increased the Federal Funds Rate to 2.75%. The effect of these changes has greatly reduced short-term interest rates and to a lesser extent reduced long-term interest rates. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly higher than those that prevailed in 2004. The lowering of interest rates has encouraged those borrowers that have mortgages with higher interest rates than those currently available to seek refinancing of their obligations. The partnership may face prepayments in the existing portfolio from borrowers taking advantage of these lower rates. However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.50% in 2005.

     The Partnership makes loans primarily in Northern California. As of March 31, 2005, approximately 59.09%, ($3,571,744) of the secured loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     Recently the national and Northern California economies seem to be improving. Job creation remains a concern, as little job creation seems to be evident. The partnership makes loans primarily in Northern California and real estate values of residential, commercial, multi-family properties and of land are of particular interest to the partnership. Real estate is the primary security for the partnership's loans.

     The residential real estate market in California continues to appreciate. The San Francisco Chronicle dated March 11, 2005 reported that "Median prices for existing homes in the Bay Area hit an all-time-high of $569,000 in February, rocketing 19.5% from $476,000 in February 2004 and up 2.3% from $556,000 in January. Prices are increasing at their fastest pace in four years, according to DataQuick Information Systems, a La Jolla (San Diego County) real estate market research firm. `It's stronger than we'd anticipated,' said John Karevoll, a DataQuick analyst. `These numbers show there's still gas in the tank, and the market has a way to go before it levels off. We did not anticipate a downturn but thought we'd be coming in for a soft landing.' Instead, prices for single-family homes continued to soar. Home buyers in the nine-county Bay Area snapped up 4,905 resale single-family residences in February, a slight decline form 4,925 last February. The highest median price was in Marin County, at $808,000, followed by San Mateo at $711,000 and San Francisco at $701,000, according to DataQuick. Experts said low inventory continues to fuel the frenzy. `The bottom line is lots of buyers and very few homes,' said Joan Underwood, a broker with Marvin Gardens who specializes in El Cerrito and Richmond Annex. Another factor in the increase is that interest rates are inching higher. Everyone who looks at the market says the price acceleration can't last, but real estate agents and other experts said they expect a gradual leveling rather than a bubble bursting. Meanwhile, there still seems to be plenty of life in the market. The record February prices, which reflect homes that were on the market in historically slow December and January, are likely to be exceeded once the spring season gets in full swing."

     On the commercial front the San Francisco Business Times for April 8-14, 2005 reports that "Big spenders are rolling back into San Francisco and up the city's highrises to lease the swankiest view space. And the price is rising fast. In the past few months a handful of firms, including hedge fund Caxton Associates LLC and law firm McKenna Long & Aldridge, LLP have leased prime view space. Those firms did deals for the 33rd floor of the Transamerica pyramid and the 41st floor of 101 California Street for $60 and $53 per square foot, respectively - a major pop from the mid-$40s range similar space commanded less than a year ago. `Asking rental quotes in the $50s or even the $60s doesn't elicit the broker pushback it would have in 2004,' said Jim Ousman, managing director of leasing for Equity Office Properties. `That's an indication this higher-end space is priced accordingly.' As the rest of the San Francisco office market struggles with vacancy rates that remain in the high teens and average rents stuck at around $30, the vacancy rate for view space - the upper floors of the best highrises - is an estimated 5%, according to a recent study by Cushman & Wakefield. Prices are being rapidly marked up to leverage that scarcity. Leasing agents representing landlords say the rise is being largely driven by tenant demand. Whether these high rents for high-class space will have a trickle-down effect on the less desirable space is unclear. The average asking rents of Class A space in the central business district last quarter increased roughly 3% to $30 a square foot, according to averages from Grubb & Ellis Co. and CB Richard Ellis research reports. Some pockets are a little hotter, however, like at 50 California Street where rents have increased 20% over the past six months to as high as the mid $40 range."

     As described above, the commercial property market in the San Francisco Bay Area has recently been improving. Increased occupancies in commercial properties enable owners to better handle their debt payments. Improved occupancies also stabilize commercial real estate values, which benefits the Partnership.

     For Partnership secured loans outstanding as of March 31, 2005, the Partnership had an average loan to value ratio of 69.48%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table.  None

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2005:

                                 2005          2006         2007          2008          2009       Thereafter      Total
                             -----------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts         $  351,759                                                                         $  351,759
Average interest rate              0.60%                                                                              0.60%
Unsecured loans                                                        $  240,275                                $  240,275
Average interest rate                                                          0%                                        0%
Loans secured by deeds
   of trust                   $   88,981    1,146,716    1,246,754         98,738     2,432,510     1,030,465    $6,044,164
Average interest rate             10.00%        9.73%        9.00%         10.50%         9.18%         9.39%         9.32%
Interest bearing
   Liabilities:
Line of credit                $        -                                                                         $        -
Average interest rate              6.00%                                                                              6.00%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2005 the general partners have determined that the allowance for loan losses of $735,613 (8.04% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2005, two loans totaling $206,504 were delinquent 90 days or more in interest payments. Of these two, one loan totaling $96,716 was also categorized as impaired. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on both of these loans. Additionally, the loan that is not impaired is still accruing interest. The allowance for loan losses of $735,613 as of March 31, 2005 is considered reasonable to offset potential loss in loan collections in the future.


Part I - Item 4.    Controls and Procedures

     As of March 31, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II   -   OTHER INFORMATION


      Item 1.     Legal Proceedings

                  The Partnership periodically is a defendant in various legal actions. Please refer to Note 10 of the Financial Statements.


      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of May 2005.


REDWOOD MORTGAGE INVESTORS VII


By:    /S/ Michael R. Burwell
      -----------------------------------------
       Michael R. Burwell, General Partner


By:   Gymno Corporation, General Partner


      By:      /S/ Michael R. Burwell
              ------------------------------------------------
               Michael R. Burwell, President,
               Secretary/Treasurer & Chief Financial Officer

                                                                   Exhibit 31.1

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 16, 2005

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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




/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
May 16, 2005

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
May 16, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
--------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
May 16, 2005