Form 10-Q
period 2005-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2005-08-15
CIK 854092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-19992

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

Part I - Item 1.    FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                 JUNE 30, 2005 and DECEMBER 31, 2004 (unaudited)


                                     ASSETS

                                                                             June 30,          December 31,
                                                                               2005                2004
                                                                          ---------------    ---------------

     Cash and cash equivalents                                              $    744,852       $    346,393
                                                                          ---------------    ---------------

     Loans
        Loans, secured by deeds of trust                                       6,193,151          7,388,478
        Loans, unsecured, net discount of $96,690 and $107,433 for
          June 30, 2005 and December 31, 2004, respectively                      243,475            238,484
                                                                          ---------------    ---------------
                                                                               6,436,626          7,626,962
        Allowance for loan losses                                              (740,984)          (745,476)
                                                                          ---------------    ---------------
              Net loans                                                        5,695,642          6,881,486

     Interest and other receivables
        Accrued interest and late fees                                           122,701            190,105
        Advances on loans                                                            714              8,188
        Prepaid expenses                                                             527                  -
                                                                          ---------------    ---------------
              Total interest and other receivables                               123,942            198,293
                                                                          ---------------    ---------------

     Investment in limited liability company                                     876,940                  -
     Real estate held for sale, net                                            1,825,548          1,782,182
                                                                          ---------------    ---------------

              Total assets                                                  $  9,266,924       $  9,208,354
                                                                          ===============    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

     Liabilities

       Accounts payable                                                     $        477       $      4,951
       Payable to affiliate                                                       73,636             74,987
                                                                          ---------------    ---------------
              Total liabilities                                                   74,113             79,938
                                                                          ---------------    ---------------

     Partners' capital
        Limited partners' capital, subject to redemption                       9,180,838          9,116,443
        General partners' capital                                                 11,973             11,973
                                                                          ---------------    ---------------
              Total partners' capital                                          9,192,811          9,128,416
                                                                          ---------------    ---------------

              Total liabilities and partners' capital                       $  9,266,924       $  9,208,354
                                                                          ===============    ===============

The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 and 2004 (unaudited)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          ------------------------------     ------------------------------

                                                               2005           2004                2005           2004
                                                            -----------    -----------         -----------    -----------
  Revenues
     Interest on loans                                        $148,797       $192,253            $320,055       $395,472
     Interest - interest bearing accounts                        1,040            463               1,235          1,806
     Late fees                                                   1,824          5,990               3,748         10,588
     Other                                                         558          8,698               1,670         17,192
                                                            -----------    -----------         -----------    -----------
                                                               152,219        207,404             326,708        425,058
                                                            -----------    -----------         -----------    -----------
  Expenses
     Mortgage servicing fees                                    14,259         19,631              31,963         39,762
     Interest expense                                                -            336                   -          1,068
     Clerical costs through Redwood Mortgage Corp.               2,943          4,598               6,786          9,416
     Asset management fees                                       8,599          8,498              17,182         16,987
     Provisions for (recovery of) losses on loans and
       real estate held for sale                              (28,002)         14,898            (37,865)         26,253
     Professional services                                      14,345          8,810              25,524         29,773
     Printing, supplies and postage                              2,875          1,996               4,431          4,286
     Other                                                       1,852         10,192               4,243         18,972
                                                            -----------    -----------         -----------    -----------
                                                                16,871         68,959              52,264        146,517
                                                            -----------    -----------         -----------    -----------
  Net income                                                  $135,348       $138,445            $274,444       $278,541
                                                            ===========    ===========         ===========    ===========

  Net income:    to general partners (1%)                        1,353          1,384               2,744          2,785
                 to limited partners (99%)                     133,995        137,061             271,700        275,756
                                                            -----------    -----------         -----------    -----------
                                                              $135,348       $138,445            $274,444       $278,541
                                                            ===========    ===========         ===========    ===========

  Net income per $1,000 invested by limited partners for entire period

        -where income is compounded and retained              $     15       $     15            $     30       $     34
                                                            ===========    ===========         ===========    ===========

        -where partner receives income in monthly
           distributions                                      $     15       $     15            $     30       $     34
                                                            ===========    ===========         ===========    ===========



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004 (unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------------

                                                                                   2005              2004
                                                                              ---------------    --------------
     Cash flows from operating activities
       Net income                                                               $    274,444       $   278,541
       Adjustments to reconcile net income to net cash provided
          by operating activities
             Provisions for (recovery of) losses on loans and real estate           (37,865)            26,253
             Early withdrawal penalty credited to income                             (1,404)           (1,061)
             Amortization of discount on unsecured loans                            (10,743)          (10,743)
             Change in operating assets and liabilities
               Accrued interest and advances on loans                                 14,405         (109,049)
               Accounts payable and other liabilities                                (5,825)            11,197
               Prepaid expenses                                                        (527)                 -
                                                                              ---------------    --------------

     Net cash provided by operating activities                                       232,485           195,138
                                                                              ---------------    --------------

     Cash flows from investing activities
       Principal collected on loans                                                2,754,099         1,628,777
       Loans originated                                                          (2,335,000)       (1,788,527)
       Payments on real estate held for sale                                         (9,994)            17,010
       Investment in limited liability company                                      (40,238)                 -
       Proceeds from (payments on) unsecured loans                                     5,752           (2,689)
                                                                              ---------------    --------------

     Net cash provided by (used in) investing activities                             374,619         (145,429)
                                                                              ---------------    --------------

     Cash flows from financing activities
       Net decrease in line of credit                                                      -           350,000
       Partners' withdrawals                                                       (208,645)         (244,792)
                                                                              ---------------    --------------
     Net cash provided by (used in) financing activities                           (208,645)           105,208
                                                                              ---------------    --------------

     Net increase in cash and cash equivalents                                       398,459           154,917

     Cash and cash equivalents - beginning of period                                 346,393           321,114
                                                                              ---------------    --------------

     Cash and cash equivalents - end of period                                       744,852           476,031
                                                                              ===============    ==============

     Cash payments for interest                                                 $          -       $     1,068
                                                                              ===============    ==============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

     At June 30, 2005 and December 31, 2004 there was one loan categorized as impaired by the Partnership in the total aggregate amount of $96,716. In addition, the impaired loan had accrued interest and advances totaling $4,421 and $6,936 at June 30, 2005 and December 31, 2004, respectively. In 2004 it was determined that a reduction in carrying value was no longer required on this loan. The average recorded investment in the impaired loan was $96,716 for the six month period ended June 30, 2005 and the year ended December 31, 2004.

     As of June 30, 2005 the Partnership had a combined total of three loans with outstanding principal balances of $161,511 that were either past due 90 days or more in interest payments and/or past maturity. These three loans included two loans totaling $64,795 that were past maturity and one loan totaling $96,716 that was past due 90 days or more in interest payments. This compares to a combined total of five loans totaling $1,049,730 that were either past due 90 days or more in interest payments and/or past maturity as of December 31, 2004. These five loans included two loans totaling $64,850 that were past maturity and three loans totaling $984,880 that were past due 90 days or more in interest payments. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. The Partnership considers the June 30, 2005 past due 90 days or more loan to be impaired. In the opinion of management, the remaining delinquent and/or past maturity loans have sufficient collateral to cover the amount outstanding to the Partnership and are still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of June 30, 2005 and December 31, 2004 was as follows:

                                              June 30,          December 31,
                                                2005                2004
                                          ----------------    ----------------

      Specified loans                       $     290,464       $     290,464
      General                                     221,580             231,443
      Unsecured loans                             228,940             223,569
                                          ----------------    ----------------
                                            $     740,984       $     745,476
                                          ================    ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses is as follows for the six month period ended June 30, 2005 and the year ended December 31, 2004:

                                               June 30,          December 31,
                                                 2005               2004
                                            ---------------    ---------------

      Beginning balance                       $    745,476       $    680,469
      Provision for loan losses                          -             65,007
      Recoveries                                   (4,492)                  -
                                            ---------------    ---------------
                                              $    740,984       $    745,476
                                            ===============    ===============

Investment in limited liability company

     Investment in limited liability company ("LLC") is accounted for using the equity method as one of the Partnership's general partners is the managing member of the LLC. In February, 2005 the Partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 3 - GENERAL PARTNERS AND RELATED PARTIES

     The following are commissions and fees, which will be paid to the general partners.

Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp., an affiliate of the general partners, may collect an amount equivalent to 12% of the loaned amount until six months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership.

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

Operating expenses

     Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Redwood Mortgage Corp. waived reimbursement of approximately $755 in operating expenses during the second quarter of 2005.


NOTE 4 - REAL ESTATE HELD FOR SALE

     In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of June 30, 2005 the Partnership's investment in this property was $62,720.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE (continued)

     In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale and are in contract with a potential buyer. As of June 30, 2005 the Partnership's investment in this property totaled $1,762,828, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property and the pending contract sales price. This property is jointly owned by two other affiliated partnerships.

     In February, 2005 the Partnership acquired another property through foreclosure (see Note 5).

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2005 and December 31, 2004:

                                               June 30,          December 31,
                                                2005                2004
                                           ----------------    ---------------
    Costs of properties                      $   1,825,548       $  1,815,555
    Reduction in value                                   -           (33,373)
                                           ----------------    ---------------
       Real estate held for sale, net        $   1,825,548       $  1,782,182
                                           ================    ===============


NOTE 5 - INVESTMENT IN LIMITED LIABILITY COMPANY

     In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership's investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Larkin Property Company, LLC ("Larkin"), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships' investment in the property. The Partnership intends to undertake additional improvements to the property. As of June 30, 2005 the Partnership has capitalized approximately $40,238 in costs related to this property.


NOTE 6 - BANK LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of June 30, 2005 and December 31, 2004 and the interest rate was 6.50% (6.25% prime plus .25%) at June 30, 2005. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the six month period ended June 30, 2005 and for the year ended December 31, 2004. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December of 2007.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 7 - NON-CASH TRANSACTIONS

     During the six month period ended June 30, 2005 the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $836,702 and a decrease in loans receivable, accrued interest, advances, and late charge receivable of $776,228, $51,598, $5,876 and $3,000, respectively.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $6,193,151 and $7,388,478 at June 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $6,318,437 and $7,531,668, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At June 30, 2005 and December 31, 2004 there were 26 and 28 secured loans outstanding, respectively, with the following characteristics:

                                                                              June 30,          December 31,
                                                                                2005               2004
                                                                          ----------------    ---------------
    Number of secured loans outstanding                                                26                 28
    Total secured loans outstanding                                         $   6,193,151       $  7,388,478

    Average secured loan outstanding                                        $     238,198       $    263,874
    Average secured loan as percent of total secured loans                          3.85%              3.57%
    Average secured loan as percent of partners' capital                            2.59%              2.89%

    Largest secured loan outstanding                                        $     725,000       $    800,000
    Largest secured loan as percent of total secured loans                         11.71%             10.83%
    Largest secured loan as percent of partners' capital                            7.89%              8.76%
    Largest secured loan as percent of total assets                                 7.82%              8.69%

    Number of counties where security is located (all California)                      13                 13

    Largest percentage of loans in one county                                      20.14%             24.64%

    Average secured loan to appraised value of security based on
        appraised values and prior liens at time loan was consummated              69.19%             71.30%

    Number of secured loans in foreclosure status                                    None                  1
    Amount of secured loans in foreclosure status                                    None       $    776,228

     Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     The following categories of secured loans were held at June 30, 2005 and December 31, 2004:

                                                                                June 30,         December 31,
                                                                                  2005               2004
                                                                             ---------------    ---------------

    First trust deeds                                                          $  5,297,585       $  5,937,736
    Second trust deeds                                                              745,961          1,450,742
    Third trust deeds                                                               149,605                  -
                                                                             ---------------    ---------------
           Total loans                                                            6,193,151          7,388,478
    Prior liens due other lenders at time of loan                                 2,765,378          1,944,172
                                                                             ---------------    ---------------

           Total debt                                                          $  8,958,529       $  9,332,650
                                                                             ===============    ===============

    Appraised property value at time of loan                                   $ 12,947,744       $ 13,089,113
                                                                             ---------------    ---------------

    Total secured loans as percent of appraisals based on appraised
      values and prior liens at time loan was consummated                            69.19%             71.30%
                                                                             ---------------    ---------------

    Secured loans by type of property
        Owner occupied homes                                                   $  2,700,373       $  2,532,045
        Non-owner occupied homes                                                    359,543          1,961,474
        Apartments                                                                  821,716            971,864
        Commercial                                                                2,311,519          1,923,095
                                                                             ---------------    ---------------
                                                                               $  6,193,151       $  7,388,478
                                                                             ===============    ===============

     Scheduled maturity dates of secured loans as of June 30, 2005 are as follows:

             Year Ending December 31,
           ----------------------------

                       2005                      $     64,795
                       2006                           346,716
                       2007                         1,971,754
                       2008                                 -
                       2009                         2,316,611
                    Thereafter                      1,493,275
                                               ---------------

                       Total                     $  6,193,151
                                               ===============

     The scheduled maturities for 2005 above include approximately $64,795 in two loans, which were past maturity at June 30, 2005. Interest payments on both of these loans were current as of June 30, 2005.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2005 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 20.13% of the loan balance and approximately 17.53% of interest revenue for the six month period ended June 30, 2005. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans are not considered impaired solely because the value of the collateral securing the loans is less than the principal balance due to the Partnership. Neither of these loans is past due 90 days or more on interest payments nor are they past maturity.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Workout agreements

     The Partnership has negotiated a contractual workout agreement with one borrower who is delinquent in making payments. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan as of June 30, 2005. As of June 30, 2005 the Partnership had one loan under workout agreement totaling $96,716.

Construction loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2005, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2005, the partnership owned five pieces of real property.

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

     The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. Michael R. Burwell is President and Chief Financial Officer of Gymno Corporation and
Redwood Mortgage Corp. The fees received by the affiliate to the general partners are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the affiliate to the general partner. In the past, the affiliate to the general partners has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $53,650 and $49,528 for the six month periods ended June 30, 2005 and 2004, and $23,300 and $31,894 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $31,963 and $39,762 were incurred for the six month periods ended June 30, 2005 and 2004, and $14,259 and $19,631 were incurred for the three month periods ended June 30, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $17,182 and $16,987 were incurred by the Partnership for the six month periods ended June 30, 2005 and 2004, and $8,599 and $8,498 were incurred for the three month periods ended June 30, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $4,155 and $5,700 for the six month periods ended June 30, 2005 and 2004, and $1,121 and $2,309 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $2,744 and $2,785 for the six month periods ended June 30, 2005 and 2004, and $1,353 and $1,384 for the three month periods ended June 30, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaling $6,786 and $9,416 for the six month periods ended June 30, 2005 and 2004, and $2,943 and $4,598 for the three month periods ended June 30, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp. In June, 2005, Redwood Mortgage Corp waived approximately $755 of this cost.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of June 30, 2005 and 2004, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the six and three months ended June 30, 2005 and 2004

     Changes in the Partnership's operating results for the six and three month periods ended June 30, 2005 versus 2004 are discussed below:

                                                              Changes during the          Changes during the
                                                               six months ended           three months ended
                                                                June 30, 2005                June 30, 2005
                                                                 versus 2004                  versus 2004
                                                             --------------------        --------------------

     Net income increase/(decrease)                               $   (4,097)                 $    (3,097)
                                                                ==============              ===============

       Revenue
          Interest on loans                                       $  (75,417)                 $   (43,456)
          Interest - interest bearing accounts                          (571)                          577
          Late fees                                                   (6,840)                      (4,166)
          Other income                                               (15,522)                      (8,140)
                                                                --------------              ---------------
                                                                  $  (98,350)                 $   (55,185)
                                                                --------------              ---------------

       Expenses
          Mortgage servicing fees                                 $   (7,799)                 $    (5,372)
          Interest expense                                            (1,068)                        (336)
          Clerical costs through Redwood Mortgage Corp.               (2,630)                      (1,655)
          Asset management fees                                           195                          101
          Provisions for losses on loans and real estate             (64,118)                     (42,900)
          Professional services                                       (4,249)                        5,535
          Printing, supplies and postage                                  145                          879
          Other                                                      (14,729)                      (8,340)
                                                                --------------              ---------------
                                                                  $  (94,253)                 $   (52,088)
                                                                --------------              ---------------

                Net income increase/(decrease)                    $   (4,097)                 $    (3,097)
                                                                ==============              ===============

     The decrease in interest on loans of $75,417 (19.07%) for the six month period and $43,456 (22.60%) for the three month period ended June 30, 2005 versus June 30, 2004 was primarily due to a decrease in the loan portfolio outstanding to $6,193,151 as of June 30, 2005 from $8,451,319 as of June 30, 2004. Average loan portfolio balance for the six month period ended June 30, 2005 and 2004 was $6,790,815 and $8,366,072, respectively. The decrease in interest is also attributed to a decrease in the average interest rate, which stood at 9.16% as of June 30, 2005 versus 9.67% as of June 30, 2004.

     The decrease in other income of $15,522 (90.29%) for the six month period and $8,140 (93.58%) for the three month period ended June 30, 2005 versus June 30, 2004 was primarily due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004. During the first half of 2004 these option payments totaled $15,429. The property against which the payments were being made was sold in October, 2004.

     The decrease in late charges of $6,840 (64.60%) for the six month period and $4,166 (69.55%) for the three month period ended June 30, 2005 versus June 30, 2004 was primarily due to a reduction in delinquent loans to none as of June 30, 2005 from four totaling $1,985,459 as of June 30, 2004.

     The decrease in interest bearing accounts of $571 (31.62%) for the six month period ended June 30, 2005 versus June 30, 2004 was primarily due to a lower average monthly bank balance of $368,669 during the first half of 2005 versus $530,232 during the first half of 2004. The increase of $577 (124.62%) for the three month period ended June 30, 2005 versus June 30, 2004 was primarily due to a higher average monthly bank balance of $606,896 during the second quarter of 2005 versus $296,574 during the second quarter of 2004.

     The decrease in mortgage servicing fees of $7,799 (19.61%) for the six month period and $5,372 (27.36%) for the three month period ended June 30, 2005 versus June 30, 2004, was primarily due to a decrease in the loan portfolio balance to $6,193,151 as of June 30, 2005 from a portfolio balance of $8,451,319 as of June 30, 2004. Average loan portfolio balance for the six month periods ended June 30, 2005 and 2004 was $6,790,815 and $8,366,072, respectively.

     The decrease in provisions for losses on loans and real estate held for sale of $64,118 (244.23%) for the six month period and $42,900 (287.96%) for the three month period ended June 30, 2005 versus June 30, 2004 is due to management's determination that the allowance for loan losses of $740,984 as of June 30, 2005 was adequate to offset potential losses on loans. There were no foreclosures as of June 30, 2005 and none are expected in the foreseeable future.

     The decrease in professional fees of $4,249 (14.27%) for the six month period and increase of $5,535 (62.83%) for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to timing of billings in 2005 compared to 2004.

     Partnership capital increased by $64,395 during the first six months of 2005 as both earnings distributions and capital liquidations declined below the net income level of the Partnership. For the six month period ended June 30, 2005 limited partners' net income was $271,700 versus earnings distributions of $90,284 and capital liquidations of $117,020, which totaled $207,304, as compared to limited partners' net income of $275,756 versus earnings distributions of $95,247 and capital liquidations of $147,820, which totaled $243,067 for the corresponding period in 2004. During the second quarter of 2005 limited partners' net income was $133,995 versus earnings distributions of $45,025 and capital liquidations of $42,791, which totaled $87,816, as compared to limited partners' net income of $137,061 versus earnings distributions of $47,050 and capital liquidations of $80,212, which totaled $127,262 for the corresponding period in 2004. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners' capital.

     The decrease in clerical costs of $2,630 (27.93%) for the six month period and $1,655 (35.99%) for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to lower clerical costs servicing the Partnership and partial costs, approximately $755, for June, 2005 being waived by Redwood Mortgage Corp.

     The decrease in interest expense of $1,068 (100%) for the six month period and $336 (100%) for the three month period ended June 30, 2005 versus June 30, 2004, is due to non-usage of the line of credit during the first half of 2005. Average line of credit usage during the six and three month periods ended June 30, 2005 was $0 and $0 versus an average use of $50,258 and $31,624 during the six and three month periods ended June 30, 2004, respectively.

     The decrease in other expense of $14,729 (77.64%) for the six month period and $8,340 (81.83%) for the three month period ended June 30, 2005 versus June 30, 2004 was primarily due to a reduction in upkeep costs for the real estate held for sale properties. The Partnership spent $1,629 during the first half and $391 during the second quarter of 2005 versus $15,486 during the first half and $8,141 during the second quarter of 2004. The real estate held for sale property that incurred most of the upkeep costs was sold in October, 2004.

     At June 30, 2005 there were no outstanding loans with filed notices of default.

     Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $53,650 and $23,300 for the six and three month periods ended June 30, 2005 as compared to $49,528 and $31,894 for the six and three month periods ended June 30, 2004. The increase of $4,122 for the six month period ended June 30, 2005 versus June 30, 2004 is due to more loans that were funded totaling $2,335,000 and $1,788,527, respectively. The decrease of $8,594 for the three month period ended June 30, 2005 versus June 30, 2004 is primarily due to lower fees charged on loans of $1,190,000 versus $1,123,750, respectively.

Allowance for Losses.

     The general  partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003, the California economy stabilized. During 2004 and continuing in 2005 the economy and the Northern California Real Estate Market has strengthened. At June 30, 2005 the Partnership had one loan past due 90 days or more in interest payments totaling $96,716 with no loans in foreclosure. This loan was also categorized as impaired. In addition, two loans with total principal balance of $64,795 were current in interest payments but were past maturity as of June 30, 2005.

     Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has one impaired loan totaling $96,716 in a workout agreement with the borrower. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at June 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2005, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $740,984 at June 30, 2005. These provisions for losses were made to guard against collection losses. The total provision for losses as of June 30, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provision for losses on loans of $740,984 as of June 30, 2005 is considered to be reasonable.

     As of June 30, 2005, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 69.19%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


PORTFOLIO REVIEW - For the six months ended June 30, 2005 and 2004

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2005 and 2004 the Partnership's loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Contra Costa, and Marin) represented $4,318,061 (69.72%) and $5,424,371 (64.18%)
of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of June 30, 2005 and 2004, the Partnership held 26 and 29 loans respectively in the following categories:

                                                             June 30, 2005                      June 30, 2004
                                                     -------------------------------    -------------------------------

Single Family Homes (1-4 units)                        $ 3,059,916           49.41%       $ 3,118,197           36.90%
Apartments (5+ units)                                      821,716           13.27%         1,011,594           11.97%
Commercial                                               2,311,519           37.32%         2,276,953           26.94%
Land                                                             -                -         2,044,575           24.19%
                                                     --------------    -------------    --------------    -------------

   Total                                               $ 6,193,151             100%       $ 8,451,319             100%
                                                     ==============    =============    ==============    =============

     As of June 30, 2005, the Partnership held 26 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2005:

            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                               As of June 30, 2005

                                                                 # of Loans          Amount           Percent
                                                                -------------    ---------------    -------------

    1st Mortgages                                                         19       $  5,297,585              86%
    2nd Mortgages                                                          6            745,961              12%
    3rd Mortgages                                                          1            149,605               2%
                                                                =============    ===============    =============
           Total                                                          26       $  6,193,151             100%

    Maturing 12/31/05 and prior                                            2       $     64,795               1%
    Maturing prior to 12/31/06                                             2            346,716               6%
    Maturing prior to 12/31/07                                             3          1,971,754              32%
    Maturing after 12/31/07                                               19          3,809,886              61%
                                                                =============    ===============    =============
           Total                                                          26       $  6,193,151             100%

    Average Secured Loan                                                           $    238,198               4%
    Largest Secured Loan                                                                725,000              12%
    Smallest Secured Loan                                                                11,566            0.19%
    Average Loan-to-Value based upon appraisals and prior
        liens at time of loan                                                                             69.19%

     The Partnership's largest loan in the principal amount of $725,000 represents 11.71% of outstanding secured loans and 7.82% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Liquidity and Capital Resources.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month periods ended June 30, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $90,284 and $95,247 for the six months, and $45,025 and $47,050 for the three months, respectively. Distribution of earnings to limited partners, which were not withdrawn for the six and three month periods ended June 30, 2005 and 2004 were $181,416 and $180,509 for the six months, and $88,970 and $90,011 for the three months, respectively. As of June 30, 2005 and 2004, limited partners electing to withdraw earnings represented 34% and 34% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the six and three month periods ended June 30, 2005 and 2004, $17,556 and $13,263 for the six months, and $5,552 and $8,513 for the three months, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other Partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2005 and 2004.

     Additionally, for the six and three month periods ended June 30, 2005 and 2004, $99,465 and $134,557 for the six months, and $37,239 and $71,699 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     From July 1, 2004 through June 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.25% from 1.00%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates but has not yet raised long-term interest rates significantly. New loans will be originated at then existing interest rates. In the future the general partners anticipate that interest rates likely will change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates and to a lesser extent long term interest rates has encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness so as to lock in these historically low interest rates should they move higher in the future However, demand for loans from qualified borrowers continues to be strong and as prepayments occur, the general partners expect to replace paid off loans with loans at somewhat lower interest rates. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the year 2005. Based upon the rates payable in connection with the existing loans, and anticipated interest rates to be charged by the partnership and the general partners' experience, the general partners anticipate that the annualized yield will range between 5.75% and 6.50% in 2005.

     The Partnership makes loans primarily in Northern California. As of June 30, 2005, approximately 69.72%, ($4,318,061) of the secured loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     The national and Northern California economies continue to improve. Both are exhibiting steady economic growth, low inflation, and improving unemployment numbers. The increases in the price of oil and the pace of real estate appreciation remain a concern. During July of 2005 the Mortgage Bankers Association issued their long term economic forecast through 2007 which included predictions of a 3.5% economic growth rate, a core inflation rate of 1.5% for the next several years, relatively low long-term interest rates rising to perhaps 6.25% for 30-year mortgages, declining unemployment to 4.9%, job growth of about 180,000 jobs per month and a slowdown in residential appreciation to a more sustainable 4.5% per year. These predictions indicate an economy that is continuing to grow and improve, which is good for both mortgage businesses and the real estate industry as a whole.

     The Northern California residential real estate market continued to exhibit strong appreciation during the second quarter of 2005. Values of single family homes in the six county San Francisco Bay Area rose on a June year to year comparison by 18.2%. These price increases are significant but the real estate market may be beginning to slow as sales volumes of homes declined by an average of 9.4% as compared to 2004. The partnership invests a significant amount of its portfolio in residential mortgages and a strong appreciating market assists in creating loan demand and enhancing loan security.

     The Northern California commercial real estate market continued eight consecutive quarters of positive numbers. Space absorption in the office sector continued throughout the Bay Area, while San Francisco was typical. Absorption as reported by Grubb and Ellis was 507,871 square feet for the second quarter and 689,942 for the year to date while Cushman Wakefield reported 447,646 for the second quarter and 860,827 for the year to date. This steady positive absorption continues the progress of whittling down the available office inventory which stood at approximately 22% in San Francisco as little a two years ago. Cushman Wakefield reports overall San Francisco vacancies of 17.6%. Despite the high vacancy rate, rents have begun to increase. C.B. Richard Ellis reported that San Francisco rents averaged $27.18 per square foot while Cushman Wakefield reported that rents averaged $30.24 per square foot. Little new construction is likely to occur as new construction costs run $525 per square foot and top sales prices average $320 per square foot. The three highest per square foot sales transactions in 2005 were $495, $467 and $434 per square foot. Over $2 billion in property has sold in the first half of 2005, which is only $700 million short of the total sales volume in 2004. While 2004 was a record breaking year, it is likely that 2005 will surpass the 2004 record. The continued improvement of the commercial market assists owners in making their debt payments. Increased occupancies and increasing rents assist by adding value to the real estate security of our commercial loans.

     For Partnership secured loans outstanding as of June 30, 2005, the Partnership had an average loan to value ratio of 69.19%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

     Contractual Obligations Table. None - There were no amounts outstanding on the line of credit at June 30, 2005. The maximum amounts available on the line are $2,500,000, which expires in December 2007.

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and loans to the partnership pursuant to its line of credit as of June 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2005:

                                    2005       2006        2007         2008         2009       Thereafter      Total
                                ----------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts            $ 708,746                                                                    $  708,746
Average interest rate                0.67%                                                                         0.67%
Unsecured loans                                                       $ 243,475                               $  243,475
Average interest rate                                                        0%                                       0%
Loans secured by deeds
   of trust                      $  64,795    346,716    1,971,754            -     2,316,611    1,493,275    $6,193,151
Average interest rate               10.00%      7.94%        9.18%            -         9.18%        9.35%         9.16%
Interest bearing liabilities:
Line of credit                   $       -                                                                    $        -
Average interest rate                6.50%                                                                         6.50%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2005 the general partners have determined that the allowance for loan losses of $740,984 (8.06% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2005, one loan totaling $96,716 was delinquent 90 days or more in interest payments. This loan was also categorized as impaired. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on this loan. The allowance for loan losses of $740,984 as of June 30, 2005 is considered reasonable to offset potential loss in loan collections in the future.


Part I - Item 4.    CONTROLS AND PROCEDURES

     As of June 30, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of August 2005.


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




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 15, 2005

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




/s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
August 15, 2005

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
August 15, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




/s/ Michael R. Burwell
-------------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 15, 2005