Form 10-Q
period 2005-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2005-11-14
CIK 854092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

Yes      XX             No
    --------------          -------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No        XX
    --------------          -------------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No        XX
    --------------          --------------

Part I - Item 1.    FINANCIAL STATEMENTS

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 BALANCE SHEETS
              SEPTEMBER 30, 2005 and DECEMBER 31, 2004 (unaudited)


                                     ASSETS

                                                                           September 30,         December 31,
                                                                               2005                 2004
                                                                          ----------------     ---------------

   Cash and cash equivalents                                                $     658,700        $    346,393
                                                                          ----------------     ---------------

   Loans
      Loans, secured by deeds of trust                                          6,318,264           7,388,478
      Loans, unsecured, net discount of $91,318 and $107,433 for
        September 30, 2005 and December 31, 2004, respectively                    245,300             238,484
                                                                          ----------------     ---------------
                                                                                6,563,564           7,626,962
      Allowance for loan losses                                                 (746,356)           (745,476)
                                                                          ----------------     ---------------
            Net loans                                                           5,817,208           6,881,486

   Interest and other receivables
      Accrued interest and late fees                                              157,842             190,105
      Advances on loans                                                               256               8,188
                                                                          ----------------     ---------------
            Total interest and other receivables                                  158,098             198,293
                                                                          ----------------     ---------------

   Investment in limited liability company                                        881,617                   -
   Real estate held for sale, net                                               1,825,548           1,782,182
                                                                          ----------------     ---------------

            Total assets                                                    $   9,341,171        $  9,208,354
                                                                          ================     ===============

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities

     Accounts payable                                                       $       3,678        $      4,951
     Payable to affiliate                                                          78,607              74,987
                                                                          ----------------     ---------------
            Total liabilities                                                      82,285              79,938
                                                                          ----------------     ---------------

   Partners' capital
      Limited partners' capital, subject to redemption                          9,246,913           9,116,443
      General partners' capital                                                    11,973              11,973
                                                                          ----------------     ---------------
            Total partners' capital                                             9,258,886           9,128,416
                                                                          ----------------     ---------------

            Total liabilities and partners' capital                         $   9,341,171        $  9,208,354
                                                                          ================     ===============



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004 (unaudited)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------     ------------------------------

                                                               2005           2004                2005           2004
                                                            -----------    -----------         -----------    -----------
  Revenues
     Interest on loans                                        $197,654       $198,818            $517,709       $594,290
     Interest - interest bearing accounts                          770            629               2,005          2,435
     Late fees                                                   5,526          7,115               9,274         17,703
     Other                                                         641          8,747               2,311         25,939
                                                            -----------    -----------         -----------    -----------
                                                               204,591        215,309             531,299        640,367
                                                            -----------    -----------         -----------    -----------
  Expenses
     Mortgage servicing fees                                    22,729         20,457              54,692         60,219
     Interest expense                                                -          1,444                   -          2,512
     Clerical costs through Redwood Mortgage Corp.               3,498          4,337              10,284         13,753
     Asset management fees                                       8,642          8,520              25,824         25,507
     Provisions for (recovery of) losses on loans and
       real estate held for sale                                 5,372         16,185            (32,493)         42,438
     Professional services                                      13,222          7,293              38,746         37,066
     Printing, supplies and postage                              1,412          1,378               5,843          5,664
     Other                                                       1,141          6,362               5,384         25,334
                                                            -----------    -----------         -----------    -----------
                                                                56,016         65,976             108,280        212,493
                                                            -----------    -----------         -----------    -----------
  Net income                                                  $148,575       $149,333            $423,019       $427,874
                                                            ===========    ===========         ===========    ===========

  Net income:    to general partners (1%)                        1,486          1,493               4,230          4,279
                 to limited partners (99%)                     147,089        147,840             418,789        423,595
                                                            -----------    -----------         -----------    -----------
                                                              $148,575       $149,333            $423,019       $427,874
                                                            ===========    ===========         ===========    ===========

  Net income per $1,000 invested by limited partners for entire period

        -where income is compounded and retained              $  16.05       $  16.35            $  46.55       $  47.68
                                                            ===========    ===========         ===========    ===========

        -where partner receives income in monthly
           distributions                                      $  15.97       $  16.26            $  45.62       $  46.70
                                                            ===========    ===========         ===========    ===========



The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004 (unaudited)

                                                                                    2005              2004
                                                                                --------------    -------------
          Cash flows from operating activities
            Net income                                                            $   423,019       $  427,874
            Adjustments to reconcile net income to net cash provided
               by operating activities
                  Provisions for (recovery of) losses on loans and real estate       (32,493)           42,438
                  Early withdrawal penalty credited to income                         (1,844)          (1,777)
                  Amortization of discount on unsecured loans                        (16,115)         (16,115)
                  Change in operating assets and liabilities
                    Accrued interest and advances on loans                           (20,278)        (183,164)
                    Accounts payable and other liabilities                              2,347           20,215
                    Prepaid expenses                                                        -          (1,741)
                                                                                --------------    -------------

          Net cash provided by operating activities                                   354,636          287,730
                                                                                --------------    -------------

          Cash flows from investing activities
            Principal collected on loans                                            4,462,402        3,020,006
            Loans originated                                                      (4,168,416)      (3,360,068)
            Recoveries of (payments for) real estate held for sale                    (9,994)           17,010
            Investment in limited liability company                                  (44,915)                -
            Proceeds from unsecured loans                                               9,299           11,804
                                                                                --------------    -------------

          Net cash provided by (used in) investing activities                         248,376        (311,248)
                                                                                --------------    -------------

          Cash flows from financing activities
            Net increase in line of credit                                                  -          500,000
            Partners' withdrawals                                                   (290,705)        (346,415)
                                                                                --------------    -------------
          Net cash provided by (used in) financing activities                       (290,705)          153,585
                                                                                --------------    -------------

          Net increase in cash and cash equivalents                                   312,307          130,067

          Cash and cash equivalents - beginning of period                             346,393          321,114
                                                                                --------------    -------------

          Cash and cash equivalents - end of period                                   658,700          451,181
                                                                                ==============    =============

          Cash payments for interest                                              $         -       $    2,512
                                                                                ==============    =============


The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 1 - GENERAL

     In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

     At September 30, 2005 and December 31, 2004 there were no loans and one loan categorized as impaired by the Partnership totaling $0 and $96,716, respectively. In 2004 it was determined that a reduction in carrying value was no longer required on this loan. The real estate securing this loan appreciated in value over a period of time and the borrower began to pay down the advances and accrued interest. The increase in value had been determined to be other than temporary. As of September 30, 2005, all the advances were paid in full together with a portion of the accrued interest. This loan was evaluated and it was established that the loan was no longer impaired and as of September 30, 2005 it was recategorized and all interest and late charges owed by the borrower were accrued and recognized as income. Thereafter, interest and late charges will be accrued.

     As of September 30, 2005 the Partnership had a combined total of three loans with outstanding principal balances of $161,486 that were either past due 90 days or more in interest payments and/or past maturity. These three loans included two loans totaling $64,770 that were past maturity and one loan totaling $96,716 that was past due 90 days or more in interest payments. This compares to a combined total of five loans totaling $1,049,730 that were either past due 90 days or more in interest payments and/or past maturity as of December 31, 2004. These five loans included two loans totaling $64,850 that were past maturity and three loans totaling $984,880 that were past due 90 days or more in interest payments. A past maturity loan is a loan in which the principal and/or any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest. In the opinion of management, the delinquent and/or past maturity loans as of September 30, 2005 have sufficient collateral to cover the amount outstanding to the Partnership and are still accruing interest on these loans.

Allowance for loan losses

     The composition of the allowance for loan losses as of September 30, 2005 and December 31, 2004 was as follows:

                                            September 30,       December 31,
                                                2005                2004
                                          ----------------    ----------------

      Specified loans                       $     290,464       $     290,464
      General                                     226,952             231,443
      Unsecured loans                             228,940             223,569
                                          ----------------    ----------------
                                            $     746,356       $     745,476
                                          ================    ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

     Activity in the allowance for loan losses for the nine month period ended September 30, 2005 and the year ended December 31, 2004 was as follows:

                                            September 30,       December 31,
                                                2005                2004
                                          ---------------     ---------------

  Beginning balance                         $    745,476        $    680,469
  Provision for (recoveries of)
    loan losses                                 (32,493)              65,007
  Transfers                                       33,373                   -
                                          ---------------     ---------------
                                            $    746,356        $    745,476
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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


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


NOTE 4 - REAL ESTATE HELD FOR SALE

     In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of September 30, 2005 the Partnership's investment in this property was $62,720.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 4 - REAL ESTATE HELD FOR SALE (continued)

     In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of September 30, 2005 the Partnership's investment in this property totaled $1,762,828, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. This property is jointly owned by two other affiliated partnerships. As such, during the quarter ended September 30, 2005, the Partnership transferred the entire reserve against real estate of $33,373 to the allowance for loan losses.

     In February, 2005 the Partnership acquired another property through foreclosure (see Note 5).

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2005 and December 31, 2004:

                                            September 30,       December 31,
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
                                          ================    ===============


NOTE 5 - INVESTMENT IN LIMITED LIABILITY COMPANY

     In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership's investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Larkin Property Company, LLC ("Larkin"), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships' investment in the property. The Partnership intends to undertake additional improvements to the property. As of September 30, 2005 the Partnership has capitalized approximately $44,915 in costs related to this property.


NOTE 6 - BANK LINE OF CREDIT

     The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of September 30, 2005 and December 31, 2004 and the interest rate was 7.00% (6.75% prime plus .25%) at September 30, 2005. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the nine month period ended September 30, 2005 and for the year ended December 31, 2004. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December 2007.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 7 - NON-CASH TRANSACTIONS

     During the nine month period ended September 30, 2005 the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $836,702, a decrease in loans receivable of $776,228, a decrease in accrued interest of $51,598, a decrease in advances of $5,876, and a decrease in late charge receivable of $3,000.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Secured loans had a carrying value of $6,318,264 and $7,388,478 at September 30, 2005 and December 31, 2004, respectively. The fair value of these loans of $6,429,255 and $7,531,668, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS

     Most loans are secured by recorded deeds of trust. At September 30, 2005 and December 31, 2004 there were 26 and 28 secured loans outstanding, respectively, with the following characteristics:

                                                                             September 30,        December 31,
                                                                                 2005                 2004
                                                                           ----------------     ----------------
    Number of secured loans outstanding                                                 26                   28
    Total secured loans outstanding                                          $   6,318,264        $   7,388,478

    Average secured loan outstanding                                         $     243,010                    $
                                                                                                        263,874
    Average secured loan as percent of total secured loans                           3.85%                3.57%
    Average secured loan as percent of partners' capital                             2.63%                2.89%

    Largest secured loan outstanding                                         $     686,400        $     800,000
    Largest secured loan as percent of total secured loans                          10.86%               10.83%
    Largest secured loan as percent of partners' capital                             7.42%                8.76%
    Largest secured loan as percent of total assets                                  7.35%                8.69%

    Number of counties where security is located (all California)                       13                   13

    Largest percentage of loans in one county                                       24.19%               24.64%

    Average secured loan to appraised value of security based on
        appraised values and prior liens at time loan was consummated               71.29%               71.30%

    Number of secured loans in foreclosure status                                     None                    1
    Amount of secured loans in foreclosure status                                     None        $     776,228

     Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     The following categories of secured loans were held at September 30, 2005 and December 31, 2004:

                                                                          September 30,        December 31,
                                                                             2005                 2004
                                                                        ----------------    ----------------

     First trust deeds                                                    $   4,756,452       $   5,937,736
     Second trust deeds                                                       1,337,246           1,450,742
     Third trust deeds                                                          224,566                   -
                                                                        ----------------    ----------------
            Total loans                                                       6,318,264           7,388,478
     Prior liens due other lenders at time of loan                            5,148,635           1,944,172
                                                                        ----------------    ----------------

            Total debt                                                    $  11,466,899       $   9,332,650
                                                                        ================    ================

     Appraised property value at time of loan                             $  16,085,038       $  13,089,113
                                                                        ----------------    ----------------

     Total secured loans as percent of appraisals based on appraised
       values and prior liens at time loan was consummated                       71.29%              71.30%
                                                                        ----------------    ----------------

     Secured loans by type of property
         Owner occupied homes                                             $   2,866,033       $   2,532,045
         Non-owner occupied homes                                               250,000           1,961,474
         Apartments                                                             666,716             971,864
         Commercial                                                           2,100,349           1,923,095
         Land                                                                   435,166                   -
                                                                        ----------------    ----------------
                                                                          $   6,318,264       $   7,388,478
                                                                        ================    ================

     Scheduled maturity dates of secured loans as of September 30, 2005 are as follows:

             Year Ending December 31,
          ------------------------------

                       2005                     $      64,770
                       2006                           916,716
                       2007                         1,681,919
                       2008                                 -
                       2009                         1,806,127
                    Thereafter                      1,848,732
                                              ----------------

                       Total                    $   6,318,264
                                              ================

     The scheduled maturities for 2005 above include approximately $64,770 in two loans, which were past maturity at September 30, 2005. Interest payments on both of these loans were current as of September 30, 2005.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2005 (unaudited)


NOTE 9 - ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     The Partnership has a substantial amount of its loan receivable balance due on two loans from one borrower. This borrower accounted for approximately 19.73% of the loan balance and approximately 16.26% of interest revenue for the nine month period ended September 30, 2005. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. has provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless, the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Real estate values in the San Francisco Bay Area have appreciated considerably over the years and a recent
appraisal  of  these  two  properties  by  an   independent   party  revealed  a
loan-to-value ratio of 68%. This revised valuation, backed by the indemnity, enhances the Partnership's portfolio. Therefore, these loans are not considered impaired. Neither of these loans is past due 90 days or more on interest payments nor are they past maturity.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Workout agreements

     The Partnership has negotiated a contractual workout agreement with one borrower who is delinquent in making payments. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan as of September 30, 2005. As of September 30, 2005 the Partnership had one loan under workout agreement totaling $96,716.

Construction loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2005, there was $52,334 in undisbursed loan funds pertaining to one loan. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I - Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2005, the partnership owned five pieces of real property.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2005 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $103,848 and $59,128 for the nine month periods ended September 30, 2005 and 2004, and $50,198 and $9,600 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $54,692 and $60,219 were incurred for the nine month periods ended September 30, 2005 and 2004, and $22,729 and $20,457 were incurred for the three month periods ended September 30, 2005 and 2004, respectively.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $25,824 and $25,507 were incurred by the Partnership for the nine month periods ended September 30, 2005 and 2004, and $8,642 and $8,520 were incurred for the three month periods ended September 30, 2005 and 2004, respectively.

     o Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $7,629 and $6,606 for the nine month periods ended September 30, 2005 and 2004, and $3,474 and $906 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $4,230 and $4,279 for the nine month periods ended September 30, 2005 and 2004, and $1,486 and $1,493 for the three month periods ended September 30, 2005 and 2004, respectively.

     o Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaling $10,284 and $13,753 for the nine month periods ended September 30, 2005 and 2004, and $3,498 and $4,337 for the three month periods ended September 30, 2005 and 2004, respectively, were reimbursed to Redwood Mortgage Corp. In June, 2005, Redwood Mortgage Corp waived approximately $755 of this cost.

     o Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of September 30, 2005 and 2004, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

     Results of Operations - For the nine and three months ended September 30, 2005 and 2004

     Changes in the Partnership's operating results for the nine and three month periods ended September 30, 2005 versus 2004 are discussed below:

                                                              Changes during the          Changes during the
                                                              nine months ended           three months ended
                                                              September 30, 2005          September 30, 2005
                                                                 versus 2004                  versus 2004
                                                            ----------------------      ----------------------

     Net income increase/(decrease)                              $    (4,855)                  $     (758)
                                                               ===============               ==============

       Revenue
          Interest on loans                                      $   (76,581)                  $   (1,164)
          Interest - interest bearing accounts                          (430)                          141
          Late fees                                                   (8,429)                      (1,589)
          Other                                                      (23,628)                      (8,106)
                                                               ---------------               ---------------
                                                                 $  (109,068)                  $  (10,718)
                                                               ---------------               ---------------

       Expenses
          Mortgage servicing fees                                $    (5,527)                  $     2,272
          Interest expense                                            (2,512)                      (1,444)
          Clerical costs through Redwood Mortgage Corp.               (3,469)                        (839)
          Asset management fees                                           317                          122
          Provisions for (recovery of) losses on loans and
            real estate held for sale                                (74,931)                     (10,813)
          Professional services                                         1,680                        5,929
          Printing, supplies and postage                                  179                           34
          Other                                                      (19,950)                      (5,221)
                                                               ---------------               ---------------
                                                                 $  (104,213)                  $   (9,960)
                                                               ---------------               ---------------

                Net income increase/(decrease)                   $    (4,855)                  $     (758)
                                                               ===============               ===============

     The decrease in interest on loans of $76,581 (12.89%) for the nine month period and $1,164 (0.59%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 was primarily due to a decrease in the loan portfolio outstanding to $6,318,264 as of September 30, 2005 from $8,620,888 as of September 30, 2004. Average loan portfolio balance for the nine month period ended September 30, 2005 and 2004 was $6,512,678 and $7,993,287, respectively. The decrease in interest is also attributed to a decrease in the average interest rate, which stood at 9.24% as of September 30, 2005 as compared to 9.66% as of September 30, 2004. The decrease in interest on loans of $1,164 during the third quarter of 2005 as compared to the same period in 2004 was mitigated, as to the continuing nine month downward trend, by accrual of interest totaling $42,472 on a loan that was previously considered to be impaired. There is a strong likelihood that during the fourth quarter of 2005 two loans with principal balances totaling approximately $1,450,000 will be paid off. Should this occur, interest income may be significantly reduced until the funds can be placed into new mortgage loans.

     The decrease in other income of $23,628 (91.09%) for the nine month period and $8,106 (92.67%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 was primarily due to the Partnership no longer receiving non-refundable option payments on a property sold in October, 2004. During the first nine months of 2004 these option payments totaled $23,143. The property against which the payments were being made was sold in October, 2004.

     The decrease in late charges of $8,429 (47.61%) for the nine month period and $1,589 (22.33%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 was primarily due to a reduction in delinquent loans.

     The decrease in mortgage servicing fees of $5,527 (9.18%) for the nine month period ended September 30, as compared to the same period in 2004, was primarily due to a decrease in the loan portfolio balance to $6,318,264 as of September 30, 2005 from a portfolio balance of $8,620,888 as of September 30, 2004. The average loan portfolio balance for the nine month periods ended September 30, 2005 and 2004 was $6,512,678 and $7,993,287, respectively. The increase in mortgage servicing fees of $2,272 (11.11%) for the three month period ended September 30, 2005 as compared to the same period in 2004 was due to the accrual of servicing fees of $8,014 on a loan that was previously considered to be impaired. Mortgage servicing fees on impaired loans are due as borrower payments are received. The servicing fees on the previously impaired loan also reduced the decrease in servicing fees for the nine month period ended September 30, 2005.

     The decrease in provisions for losses on loans and real estate held for sale of $74,931 (176.57%) for the nine month period and $10,813 (66.81%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is due to management's determination that the allowance for loan losses of $746,356 as of September 30, 2005 was adequate to offset potential losses on loans. There were no filed notices of default as of September 30, 2005 and none are expected in the foreseeable future.

     The increase in professional fees of $1,680 (4.53%) for the nine month period and $5,929 (81.30%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is due to an increase in fees and timing of billings in 2005 compared to 2004.

     The decrease in interest expense of $2,512 (100%) for the nine month period and $1,444 (100%) for the three month period ended September 30, 2005 as compared to the same periods in 2004, is due to non-usage of the line of credit facility during the first nine months of 2005 compared to an average usage of $236,667 during the corresponding period of 2004.

     The decrease in other expenses of $19,950 (78.75%) for the nine month period and $5,221 (82.07%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 was primarily due to a reduction in upkeep costs for the real estate held for sale properties. The Partnership spent $2,745 and $21,772 during the nine month periods ended September 30, 2005 and 2004, and $1,116 and $6,286 during the three month periods ended September 30, 2005 and 2004.

     The decrease in clerical costs of $3,469 (25.22%) for the nine month period and $839 (19.35%) for the three month period ended September 30, 2005 as compared to the same periods in 2004 is primarily due to lower servicing costs. The decrease of $3,469 for the nine months ended September 30, 2005 would have been only $2,714 had Redwood Mortgage Corp. not waived $755 in such costs in June 2005.

     Partnership capital increased by $130,470 during the first nine months of 2005 as the aggregate of earnings distributions and capital liquidations was less than the net income level of the Partnership. For the nine month period ended September 30, 2005 limited partners' net income was $418,789 as compared to earnings distributions of $135,245 and capital liquidations of $153,218, which totaled $288,463, as compared to limited partners' net income of $423,595 as compared to earnings distributions of $145,076 and capital liquidations of $198,838, which totaled $343,914 for the corresponding period in 2004. During the third quarter of 2005 limited partners' net income was $147,089 as compared to earnings distributions of $44,961 and capital liquidations of $36,198, which totaled $81,159, as compared to limited partners' net income of $147,840 as compared to earnings distributions of $49,828 and capital liquidations of $51,018, which totaled $100,846 for the corresponding period in 2004. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners' capital.

     At September 30, 2005 there were no outstanding loans with filed notices of default.

     Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $103,848 and $50,198 for the nine and three month periods ended September 30, 2005 as compared to $59,128 and $9,600 for the same periods in 2004. The increase of $44,720 for the nine month period and $40,598 for the three month period ended September 30, 2005 as compared to the same periods in 2004 is due to more loans that were funded totaling $4,168,416 and $3,360,068, respectively.

Allowance for Losses.

     The general  partners  regularly  review the loan portfolio,  examining the status of delinquencies, the underlying collateral securing these loans, borrowers' payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2002 and 2003, the California economy stabilized. During 2004 and continuing in 2005 the economy and the Northern California Real Estate Market has strengthened. At September 30, 2005 the Partnership had one loan past due 90 days or more in interest payments totaling $96,716 with no loans in foreclosure. In addition, two loans with total principal balance of $64,770 were current in interest payments but were past maturity as of September 30, 2005, for a combined total of three loans past due 90 days or more in interest payments and/or past maturity totaling $161,486.

     Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has one loan totaling $96,716 in a workout agreement with the borrower. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. The number and amount of workout agreements existing at September 30, 2005, in management's opinion, does not have a material effect on our results of operations or liquidity. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2005, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $746,356 at September 30, 2005. These provisions for losses were made to guard against collection losses. The total provision for losses as of September 30, 2005 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provision for losses on loans and real estate held for sale of $746,356 as of September 30, 2005 is considered to be reasonable.

     As of September 30, 2005, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 71.29%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

PORTFOLIO REVIEW - For the nine months ended September 30, 2005 and 2004

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2005 and 2004 the Partnership's loans secured by real property collateral in five San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, and Contra Costa) represented $4,718,050 (74.67%) and $5,417,331 (62.84%) of the
outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     As of September 30, 2005 and 2004, the Partnership held 26 and 29 loans respectively in the following categories:

                                                 September 30, 2005                 September 30, 2004
                                           -------------------------------    ------------------------------

     Single Family Homes (1-4 units)         $ 3,116,033              49%       $ 3,716,448             43%
     Commercial                                2,100,349              33%         2,598,804             30%
     Apartments (5+ units)                       666,716              11%         1,012,221             12%
     Land                                        435,166               7%         1,293,415             15%
                                           --------------    -------------    --------------   -------------

        Total                                $ 6,318,264             100%       $ 8,620,888            100%
                                           ==============    =============    ==============   =============

     As of September 30, 2005, the Partnership held 26 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2005:


            PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
                            As of September 30, 2005

                                                                 # of Loans          Amount           Percent
                                                                -------------    ---------------    -------------

    1st Mortgages                                                         16       $  4,756,452              75%
    2nd Mortgages                                                          8          1,337,246              21%
    3rd Mortgages                                                          2            224,566               4%
                                                                =============    ===============    =============
           Total                                                          26       $  6,318,264             100%

    Maturing 12/31/05 and prior                                            2       $     64,770               1%
    Maturing prior to 12/31/06                                             3            916,716              14%
    Maturing prior to 12/31/07                                             3          1,681,919              27%
    Maturing after 12/31/07                                               18          3,654,859              58%
                                                                =============    ===============    =============
           Total                                                          26       $  6,318,264             100%

    Average Secured Loan                                                           $    243,010               4%
    Largest Secured Loan                                                                686,400              11%
    Smallest Secured Loan                                                                11,541            0.18%
    Average Loan-to-Value based upon appraisals and prior
        liens at time loan was consummated                                                                71.29%

     The Partnership's largest loan in the principal amount of $686,400 represents 10.86% of outstanding secured loans and 7.35% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs and borrowers' mortgage payments for the source of funds for loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could experience significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. Cash is constantly being generated from borrower interest payments, late charges, amortization of loan principal and loan payoffs. Currently, cash flow exceeds Partnership expenses, earnings and limited partner capital payout requirements. Excess cash flow will be invested in new loan opportunities, when available, and in other Partnership business. During the fourth quarter of 2005 it is anticipated that two loans with outstanding principal balances of approximately $1,450,000 will be paid off. Alone, payoff of these two loans represents 23% of the Partnership's loan portfolio at September 30, 2005. The Partnership will endeavor to place cash proceeds into suitable mortgage loan investments. However, it is unlikely that the cash will immediately be placed in new loans. As a result, interest income may decline until suitable replacement loans are funded.

     At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month periods ended September 30, 2005 and 2004, the Partnership made distributions of earnings to limited partners of $135,245 and $145,076 for the nine months, and $44,961 and $49,828 for the three months, respectively. Distribution of earnings to limited partners, which were not withdrawn for the nine and three month periods ended September 30, 2005 and 2004 were $283,544 and $278,519 for the nine months, and $102,128 and $98,012 for the three months, respectively. As of September 30, 2005 and 2004, limited partners electing to withdraw earnings represented 35% and 34% of the limited partners' capital.

     The Partnership also allows the limited partners to withdraw their capital account subject to certain limitations. For the nine and three month periods ended September 30, 2005 and 2004, $23,045 and $22,213 for the nine months, and $5,489 and $8,950 for the three months, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other Partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program is that such withdrawals represent a small percentage of limited partner capital as of September 30, 2005 and 2004.

     Additionally, for the nine and three month periods ended September 30, 2005 and 2004, $130,173 and $176,625 for the nine months, and $30,708 and $42,068 for the three months, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

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

Current Economic Conditions.

     From July 1, 2004 through September 30, 2005, the Federal Reserve increased the Federal Funds Rate to 3.75% from 1%. The recent upward movement in the Federal Funds Rate during 2004 and 2005 has raised short-term rates; and while long-term interest rates have risen, they have not increased at a pace comparable to the rise in short-term rates. In the future the general partners anticipate that interest rates will likely change from their current levels. The general partners cannot, at this time, predict at what levels interest rates will be in the future. The general partners anticipate that new loans will be placed during 2005 at rates slightly above those that prevailed in 2004. The recent increases in short term interest rates, and to a lesser extent long term interest rates, have encouraged those borrowers with interest rates above the current going rates to refinance their indebtedness to lock in these historically low interest rates should they increase in the future. Demand for loans from qualified borrowers continues to be strong and as loan repayments occur, the general partners expect to replace the paid off loans with loans at interest rates attainable in the then existing interest rate environment. At this time, the general partners believe that the average loan portfolio interest rate will remain relatively stable over the remainder of 2005. Based upon the rates payable in connection with the existing loans, anticipated interest rates to be charged by the Partnership, and the general partners' experience, the general partners anticipate that the Partnership's annualized yield will range between 5.75% and 6.50% in 2005.

     During the third quarter of 2005, the United States economy as a whole performed well. Early estimates of a 3.8% third quarter Real Gross Domestic Product shows a continuation of the previous nine consecutive quarters of expansion in excess of 3% (BEA 11/05). The United States unemployment rate for October, 2005 was 5% and has hovered close to that level throughout the second and third quarters of 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an unemployment rate of 4.9% for the month ended August, 2005. The San Francisco Bay area unemployment rate has been declining from 5.3% in January, 2005 to the current 4.9% (United States Department of Labor 11/05). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index spiked upward 1.2% in September, 2005 and was 4.7% higher than in September, 2004 (United States Department of Labor 11/05). It remains to be seen whether increased energy costs will ripple through the economy and drive inflation upward, which could push interest rates higher. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole.

     The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of September 30, 2005 and 2004, approximately 74.67% ($4,718,050) and 62.84%
($5,417,331) of the loans held by the Partnership were in five San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     California residential real estate continued to appreciate in value during the third quarter of 2005. In the San Francisco Bay Area, as of September 2005 single family home median sales prices increased by 19.4%, 22.1%, 15.7% 10.3%, 21.0% and 18.5% to $616,000, $580,000, $899,000, $757,500, $816,500, and
$705,000 for the Alameda, Contra Costa, Marin, San Francisco, San Mateo and Santa Clara counties from September 2004, respectively (DataQuick Information Systems). The total sales volumes and the number of homes sold have been declining. Sales volumes for the nine months ended September 2005 as compared to September 2004 were typically 5% lower. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. During the week of October 14, 2005, 30 year fixed rate mortgages increased above a 6% interest rate for the first time since March 2005 (Freddie Mac). Rising interest rates will likely slow down the rate of housing appreciation we have seen over the last two years. A strong residential real estate marketplace increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy is increasing and rents are either stagnant or increasing in most markets throughout the San Francisco Bay Area. Grubb and Ellis reports that class A space in San Francisco average rents are $32.60 up 3.6% from the second quarter and that vacancy is at 17.6%t down from 18.5% in the second quarter and 21.2% in the third quarter of 2004. The San Francisco leasing market has absorbed an estimated 1.9 million square feet net during 2005. Sales of commercial office buildings are brisk with record per square foot prices being attained and 2005 being on track to be a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For Partnership loans outstanding as of September 30, 2005, the Partnership had an average loan-to-value ratio of 71.29%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table.

     A summary of the contractual obligations of the Partnership as of September 30, 2005 is set forth below:

      Contractual Obligation             Total            Less than 1 Year        1-3 Years             3-5 Years
    ----------------------------    -----------------    ------------------    -----------------    ----------------

    Line of credit                                 -                    -                    -                   -
    Rehabilitation loans              $       52,334       $       52,334                    -                   -
                                    -----------------    -----------------    -----------------    ----------------
         Total                        $       52,334       $       52,334                    -                   -
                                    =================    =================    =================    ================

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and loans to the partnership pursuant to its line of credit as of September 30, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2005:

                                    2005        2006         2007          2008          2009       Thereafter      Total
                               ----------------------------------------------------------------------------------------------
Interest earning assets:
Money market accounts            $ 642,888                                                                        $  642,888
Average interest rate                0.68%                                                                             0.68%
Unsecured loans                                                          $ 245,300                                $  245,300
Average interest rate                                                           0%                                        0%
Loans secured by deeds
   of trust                      $  64,770     916,716     1,681,919             -     1,806,127     1,848,732    $6,318,264
Average interest rate               10.00%       8.91%         9.13%             -         9.16%         9.25%         9.15%
Interest bearing liabilities:
Line of credit                   $       -                                                                        $        -
Interest rate                        7.00%                                                                             7.00%

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

     The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2005 the general partners have determined that the allowance for loan losses of $746,356 (8.06% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2005, one loan totaling $96,716 was delinquent 90 days or more in interest payments. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on this loan. The allowance for loan losses of $746,356 as of September 30, 2005 is considered reasonable to offset potential loss in loan collections in the future.


Part I - Item 4.    CONTROLS AND PROCEDURES

     As of September 30, 2005, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November 2005.


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




 /s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2005

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




 /s/ Michael R. Burwell
---------------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
November 14, 2005

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




 /s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, General Partner
November 14, 2005

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.




 /s/ Michael R. Burwell
-----------------------------------
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
November 14, 2005