Form 10-K
period 2005-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2006-03-31
CIK 854092

1


                         REDWOOD MORTGAGE INVESTORS VII
                       (a California Limited Partnership)
                               Index to Form 10-K

                                December 31, 2005

                                                   Part I

                                                                                                             Page No.
                                                                                                           -----------
Item 1   - Business                                                                                           4
Item 2   - Properties                                                                                         8
Item 3   - Legal Proceedings                                                                                  8
Item 4   - Submission of Matters to a Vote of Security Holders (Partners)                                     8

                                                  Part II

Item 5   - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters             9
Item 6   - Selected Financial Data                                                                            9
Item 7   - Management's Discussion and Analysis of Financial Condition and Results of Operations              11
Item 7a  - Quantitative and Qualitative Disclosures About Market Risk                                         17
Item 8   - Financial Statements and Supplementary Data                                                        20
Item 9   - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               44
Item 9a  - Controls and Procedures                                                                            44
Item 9b  - Other Information                                                                                  44

                                                  Part III

Item 10  - Directors and Executive Officers of the Registrant                                                 45
Item 11  - Executive Compensation                                                                             46
Item 12  - Security Ownership of Certain Beneficial Owners and Management                                     47
Item 13  - Certain Relationships and Related Transactions                                                     47
Item 14  - Principal Accountant Fees and Services                                                             47

                                                  Part IV

Item 15  - Exhibits, Financial Statements and Schedules                                                       48

Signatures                                                                                                    49

Certifications                                                                                                50

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                        Commission File Number: 000-19992


                         REDWOOD MORTGAGE INVESTORS VII,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


         California                                   94-3094928
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification)


900 Veterans Blvd., Suite 500, Redwood City, CA           94063
  (address of principal executive offices)              (zip code)


                               (650) 365-5341
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:      NONE

Securities registered pursuant to Section 12 (g) of the Act:    Limited
                                                            Partnership Units

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes                           No          XX
          --------------             -------------

     Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes                           No          XX
          --------------             -------------

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

Yes            XX             No
          --------------             -------------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.


Large Accelerated Filer[   ]  Accelerated Filer[   ]  Non-Accelerated Filer[X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                           No          XX
          --------------             -------------

     As of June 30, 2005, the aggregate value of limited partnership units held by non-affiliates was $9,180,838. This calculation is based on the capital account balance of the limited partners and excludes limited partnership units held by the general partner.

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

     The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989. At December 31, 2005, the Partnership had a balance in its secured loan portfolio totaling $5,448,401 with interest rates thereon ranging from 8.50% to 10.00%.

     Currently, loans secured by First Trust Deeds comprise 71.96% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 26.67% and third trust deeds of 1.37%. Single Family (1-4 unit) homes total 54.04% of the secured loans versus 60.82% in 2004. Commercial loans increased slightly from last year, now comprising 27.29% of the secured portfolio. Loans to apartments totaled 10.46%. Of the total secured loans, 75.07% are in six counties of the San Francisco Bay Area, and the adjacent counties of Monterey, San Joaquin, Santa Cruz, Stanislaus, and Solano Counties collectively make up 19.76% of the loans. The balance of loans 5.17% are primarily in Southern California. Loan size decreased the past year, and is now averaging $236,887 per loan, a decrease of $26,987. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction based on appraised values and senior debt at the inception date of the loan, which is our loan plus any senior loans, divided by the property's appraised value, subtracted from 100%, stood at 32.82%. Generally, the more equity, the more protection for the lender. The Partnership's loan portfolio is in good condition with no property in foreclosure as of December 2005.

     Delinquencies are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of December 31, 2005 the Partnership's investment in this property totaled $1,756,116, including accrued interest and advances, as of the date of the acquisition. Management believes that the full value of this investment will be recovered from the eventual sale of the property based upon its current estimate of the fair value of the property. As such, the Partnership has not allocated any reserve against the property. This property is jointly owned by two other affiliated partnerships.

     In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership's investment totaled $836,701 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships.

     Occasionally,  to  assist  in  protecting  its  own  assets  and to  reduce liability, the Partnership may transfer properties acquired through the foreclosure process to newly formed Limited Liability companies or "LLC's". Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company ("LLC"), Larkin Property Company, LLC ("Larkin"), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been established for this property as management believes that the fair value of the property exceeds the combined Partnerships' investment in the property. The Partnership intends to undertake additional improvements to the property. As of December 31, 2005 the Partnership has capitalized approximately $45,940 in costs related to this property, aggregating a total investment of $882,641 as of December 31, 2005.

     No property was taken back in 2003. During the year 2002, the Partnership acquired one piece of real estate property through foreclosure. To assist in protecting its own assets and reduce liability, the Partnership subsequently transferred the property to a newly formed LLC, called the Stockton Street Property Company, LLC. The Partnership owned a 34% minority interest in the Stockton Street Property Company, LLC, and another affiliated partnership owned the remaining interest. Assets of this LLC were sold during 2003 and the Partnership incurred a loss of approximately $42,000. The LLC was dissolved in December, 2005 when its final tax return for year 2005 was filed.

     In prior years, the Partnership took back two additional properties through foreclosure. One was a commercial property which the Partnership sold in 2004. The Partnership realized a loss of approximately $613,800 on the sale of this property. This loss was offset against reserves previously set aside for real estate properties. The second property taken back in 1993 is a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving.

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

     Beginning in July of 2004, the Federal Reserve changed its interest rate policy from one of three years of continuously lowered interest rates, which hit a 40 year historic interest rate low, to one of tempered but gradual interest rate increases. In keeping with this new policy since July 2004, the Federal Reserve has increased the Federal Funds Rate by one quarter percentage point (1/4 of one percent) at each of its meetings to 5.25% as of December 31, 2005. This deliberate upward change in the Federal Funds Rate has caused short term interest rates to rise, and to a lesser degree, pushed longer term rates up as well. Nationally and more specifically in Northern California, the location of the majority of our lending activities, the economies have substantially recovered from the economic downturn lasting from 2000 through 2003. Employment and job creation has improved. During 2004 and 2005, the residential and commercial real estate markets in Northern California enjoyed solid price appreciation. During the latter half of 2005, long-term interest rates have begun to inch upward. Residential sales volumes have declined yet median home sales prices have remained at or near their record 2005 highs. While some concern exists as to whether real estate values will soften, interest rates continue to remain attractive by historical standards, unemployment remains low and the economy is strong. Management believes these factors will contribute to a real estate marketplace with lower appreciation in 2006 compared to 2004 and 2005. With less real estate transactions likely to exist competition for loans will be fierce. Since it appears that the bottom of the interest rate cycle was reached in 2004 we believe loan runoff to lower interest rates will be reduced allowing the Partnership to retain its loans for longer periods. Excess cash will be invested in short-term alternative investments, such as money market funds yielding considerably less than the current loan investment portfolio.

     Secured Loan Portfolio

     A summary of the Partnership's secured loan portfolio as of December 31, 2005 is set forth below.

     Loans as a Percentage of Appraised Values

   First Trust Deed Loans                                                          $  3,920,466
   Appraised Value of Properties at Time of Loan                                      6,632,852
            Total First Trust Deeds as a % of Appraisal                                  59.11%
                                                                                  ==============

   First Trust Deed Loans                                                             3,920,466
   Second Trust Deed Loans                                                            1,453,054
   Third Trust Deed Loans                                                                74,881
                                                                                  --------------
                                                                                      5,448,401

   Priority positions due other Lenders at Time of Loan
       First Trust Deed Loans due other Lenders                                       4,054,646
       Second Trust Deed Loans due to other Lenders                                     217,455
                                                                                  --------------

            Total Debt                                                              $ 9,720,502
                                                                                  ==============

     Appraised Property Value at Time of Loan                                       $14,470,371
            Total debt as a % of Appraisal based on appraisals and prior
               liens at date of loan                                                     67.18%
                                                                                  ==============

   Number of Secured Loans Outstanding                                                       23
                                                                                  --------------

   Average Secured Loan                                                                 236,887
   Average Secured Loan as a % of Secured Loans Outstanding                               4.35%
   Largest Secured Loan Outstanding                                                     634,479
   Largest Secured Loan as a % of Secured Loans Outstanding                              11.65%
   Largest Secured Loan as a % of Partnership Assets                                      6.78%

   Secured Loans as a Percentage of Total Secured Loans                              Percent
   -------------------------------------------------------------------------      --------------

   First Trust Deed Loans                                                                71.96%
   Second Trust Deed Loans                                                               26.67%
   Third Trust Deed Loans                                                                 1.37%
                                                                                  --------------
            Total Trust Deed Loan Percentage                                            100.00%
                                                                                  ==============

   Secured Loans by Type of Property                             Amount              Percent
   ------------------------------------------------------    ---------------     ---------------

   Single Family (1-4 units                                      $2,944,330              54.04%
   Apartments                                                       570,000              10.46%
   Commercial                                                     1,487,019              27.29%
   Land                                                             447,052               8.21%
                                                             ---------------     ---------------
            Total                                                $5,448,401             100.00%
                                                             ===============     ===============

     The following is a distribution of secured loans outstanding as of December 31, 2005 by California Counties.

                                                                  Total
                     California County                         Secured Loans         Percent
   ------------------------------------------------------     ---------------     ---------------

   San Francisco Bay Area Counties
   San Mateo                                                       1,219,028              22.37%
   Santa Clara                                                       979,185              17.97%
   Contra Costa                                                      797,491              14.64%
   Marin                                                             634,479              11.65%
   San Francisco                                                     400,000               7.34%
   Alameda                                                            59,906               1.10%
                                                              ---------------     ---------------
                                                                   4,090,089              75.07%

   San Francisco Bay Area Adjacent Counties
   Solano                                                            494,343               9.07%
   Monterey                                                          250,000               4.59%
   San Joaquin                                                       138,706               2.55%
   Santa Cruz                                                        129,341               2.37%
   Stanislaus                                                         64,322               1.18%
                                                              ---------------     ---------------
                                                                   1,076,712              19.76%

   Other California Counties
   Santa Barbara                                                     159,664               2.93%
                                                              ---------------     ---------------
   Tulare                                                            121,936               2.24%
                                                              ---------------     ---------------
                                                                     281,600               5.17%

            Total                                                $ 5,448,401             100.00%
                                                              ===============     ===============


Number of Secured Loans in Foreclosure:     0



     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows:

                Year Ending December 31,                Amount
           -----------------------------------       --------------


                          2006                         $   884,322
                          2007                             447,054
                          2008                             215,000
                          2009                           1,324,441
                          2010                           2,577,584
                                                     --------------
                         Total                         $ 5,448,401
                                                     ==============

     The Partnership's largest loan in the principal amount of $634,479 represents 11.65% of outstanding secured loans and 6.78% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.

     The scheduled maturities for 2006 include two loans totaling approximately $64,322 which are past maturity at December 31, 2005. Interest payments on these past maturity loans were current. The Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.

     The loan portfolio had one loan with principal outstanding of $298,545 where interest payment was overdue 90 days. The principal outstanding of this loan represents 5.48% of the Partnership's secured portfolio as of December 31, 2005.

     In the fourth quarter of 2005, the Partnership's previously impaired loan with principal outstanding of $96,716 was repaid. A loan is considered impaired when events and/or changes in circumstances cause the management to have serious doubts about the collectibility of the contractual payments and interest is no longer accrued.


Item 2 - Properties

     In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San
Francisco. This property is jointly owned by three other affiliated partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company, Larkin Property Company, LLC. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships' investment in the property. The Partnership intends to undertake additional improvements to the property. As of December 31, 2005 the Partnership's total investment in this property was $882,641.

     The Partnership took back vacant land through a deed in lieu of foreclosure in 2004. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. This property is owned together with two affiliated partnerships. The Partnership's net investment in the land at December 31, 2005 was $1,756,116. The property is on the market for sale. The general partners believe that the property will return the Partnership's investment upon sale.

     The Partnership also owns (through previous foreclosure) one other property: an undeveloped parcel of land located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership's net investment in the land at December 31, 2005 is $62,720. The Partnership's net investment of $62,720 is less than 1% of Partnership assets. The general partners believe that the property is worth considerably more than its net investment, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving.

     During 2002, the Partnership took back the collateral security on one of its loans through foreclosure. This loan was originally fractionalized and owned with another affiliated Partnership. In order to reduce potential liabilities the Partnership transferred at its book value the real estate taken back to a newly formed Limited Liability Company called Stockton Street Property Company, LLC. The real estate security was six condominium units. Management of the LLC was through its managing member, Michael Burwell, a general partner of the Partnership. By the end of 2003 all the units were sold resulting in a loss to the Partnership of approximately $42,000. This LLC was formally wound up when its final tax return for 2005 was filed in December, 2005


Item 3 - Legal  Proceedings

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

Part II

Item 5 - Market for the Registrant's "Limited Partnership Units" and Related Unitholder Matters

     120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a "best efforts" basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2005, 480 limited partners had a capital balance of $9,270,243.

     A description of the Partnership Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled "Description of Units" and "Summary of Limited Partnership Agreement", pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated by reference.

Item 6 - Selected Financial Data

     Redwood Mortgage Investors VII began operations in December 1989. Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2005 were:

                                 Balance Sheets

                                     ASSETS

                                                                       December 31,
                                     ----------------------------------------------------------------------------------

                                            2005             2004             2003             2002             2001
                                        -------------    -------------    -------------    -------------    --------------

Cash and cash equivalents                 $1,627,384      $   346,393      $   321,114      $ 1,057,845       $   389,844

Loans
   Loans, secured by deeds of trust        5,448,401        7,388,478        8,280,826        6,423,984        10,091,195
   Loans, unsecured, net                     161,987          238,484          232,551          216,770           173,731
   Less allowance for loan losses          (700,536)        (745,476)        (680,469)        (791,882)         (887,578)

Interest and other receivables
   Accrued interest and late fees             64,304          190,105          489,995          304,936           666,189
   Advances on loans                               6            8,188            6,484           17,230            50,665

Real estate held for sale, net             1,870,027        1,782,182          633,053          683,136           872,133
Investment in limited liability              882,641                -                -        1,212,722                 -
company
                                        -------------    -------------    -------------    -------------    --------------
                                          $9,354,214      $ 9,208,354      $ 9,283,554      $ 9,124,741       $11,356,179
                                        =============    =============    =============    =============    ==============

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                            December 31,
                                         ----------------------------------------------------------------------------------

                                              2005              2004             2003            2002                2001
                                          -------------     -------------    -------------    ------------      -------------
Liabilities
  Line of credit                            $        -        $        -       $ 200,000       $        -       $   1,907,000
  Accounts payable                                   -             4,951            4,102           2,593              11,295

  Deferred interest                                  -                 -                -          37,704               2,322
  Payable to affiliate                          71,998            74,987           51,288          32,176               3,316
                                          -------------     -------------    -------------    ------------      --------------
                                                71,998            79,938          255,390          72,473           1,923,933

Partners' capital
  General partners                              11,973            11,973           11,973          11,978              11,978
  Limited partners subject
      to redemption                          9,270,243         9,116,443        9,016,191       9,040,290           9,420,268
                                          -------------     -------------    -------------    ------------      --------------
Total partners' capital                      9,282,216         9,128,416        9,028,164       9,052,268           9,432,246
                                          -------------     -------------    -------------    ------------      --------------
                                           $ 9,354,214        $9,208,354       $9,283,554      $9,124,741       $  11,356,179
                                          =============     =============    =============    ============      ==============

                              STATEMENTS OF INCOME

                                                                          December 31,
                                         --------------------------------------------------------------------------------

                                              2005              2004            2003             2002             2001
                                          -------------     -------------    ------------    -------------    --------------

Gross revenue                              $   691,385       $   868,274      $  782,280      $ 1,078,186      $  1,192,381
Expenses                                       153,830           289,628         189,639          314,704           371,184
                                          -------------     -------------    ------------    -------------    --------------

Net income                                 $   537,555       $   578,646      $  592,641      $   763,482      $    821,197
                                          =============     =============    ============    =============    ==============

Net income to general partners (1%)              5,376             5,786           5,926            7,635             8,212
Net income to limited partners (99%)           532,179           572,860         586,715          755,847           812,985
                                          -------------     -------------    ------------    -------------    --------------
                                           $   537,555       $   578,646      $  592,641      $   763,482      $    821,197
                                          =============     =============    ============    =============    ==============

Net income per $1,000 invested by
 limited partners for entire period:
     - where income is compounded          $        59       $        65      $       67      $        85      $         85
                                          =============     =============    ============    =============    ==============

     - where partner receives income
         in monthly distributions          $        58       $        63      $       65      $        82      $         82
                                          =============     =============    ============    =============    ==============

     Annualized yields when income is compounded or distributed monthly for the years 2001 through 2005 are outlined in the table below:

                                        Compounded         Distributed
                                      ---------------     ---------------


                    2001                  8.50%               8.19%
                    2002                  8.44%               8.13%
                    2003                  6.66%               6.47%
                    2004                  6.49%               6.30%
                    2005                  5.94%               5.78%

     Average annualized yield from inception through December 31, 2005, when income is compounded and retained, was 7.58%. Average annualized yield from inception through December 31, 2005, when income is distributed monthly was 7.35%.

Item 7 - Management Discussion and Analysis of Financial
         Condition and Results of Operations

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies.

     In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2005, we owned five pieces of real property.

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

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

Forward Looking Statements.

     Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2006 annualized yield estimates, plans to develop certain properties, beliefs regarding the Partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Related Parties.

     The general  partners of the Partnership are Gymno  Corporation and Michael
R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partners, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. The fees received by the affiliate and the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners subject to limitations imposed by the partnership agreement. In the past, the general partners have elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

     o Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2005, 2004 and 2003 loan brokerage commissions paid by borrowers were $137,913, $93,465, and $111,927, respectively.

     o Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership's loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $68,906, $81,442, and $73,062 were incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

     These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $34,453, $46,733, and $36,531 for the years ended December 31, 2005, 2004, and 2003, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership agreement directly impacts the yield to the limited partners.

     o Asset Management Fees The general partners receive monthly fees for managing the Partnership's portfolio and operations up to 1/32 of 1% of the `net asset value' (3/8 of 1% on an annual basis). Management fees to the general partners of $34,512, $34,073, and $34,011 were incurred by the Partnership for the years ended December 31, 2005, 2004 and 2003, respectively.

     o Other Fees The Partnership agreement provides that the general partners may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

     o Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall not exceed 1%.

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

     o  Contributed   Capital  The  general   partners   jointly  and  severally
contributed cash equal to 1/10 of 1% of the total capital raised by the Partnership. The general partners contributed this cash as proceeds from the offerings were received from the limited partners. As of December 31, 2005 and 2004, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations - For the three years ended December 31, 2005, 2004 and
2003

Changes in the Partnership's operating results for the years ended December 31, 2005 and December 31, 2004 are discussed below:

                                                        Changes for the years ended December 31,
                                                       --------------------------------------------

                                                             2005                 2004
                                                         --------------       -------------

Net income increase/(decrease)                             $  (41,091)          $ (13,995)
                                                         ==============       =============

Revenue
    Interest on loans                                        (145,403)              69,902
    Late charges                                               (8,919)             (4,231)
    Other income                                              (22,567)              20,323
                                                         --------------       -------------
                                                           $ (176,889)          $   85,994
                                                         --------------       -------------
Expenses
    Mortgage servicing fees                                   (12,536)               8,380
    Interest expense                                          (10,111)               1,832
    Clerical costs from Redwood Mortgage Corp.                 (4,163)             (5,188)
    Asset management fees                                          439                  62
    Provisions for losses on loans and real estate           (114,752)              83,306
    Professional services                                          877               5,591
    Other                                                        4,448               6,006
                                                         --------------       -------------
                                                           $ (135,798)          $   99,989
                                                         --------------       -------------

          Net income increase/(decrease)                   $  (41,091)          $ (13,995)
                                                         ==============       =============

     The decrease in interest income of $145,403 (17.76%) for the year ended December 31, 2005 versus 2004 is mainly due to a lower average loan portfolio balance of $6,394,464 in 2005 as compared to the average loan portfolio balance of $7,834,652 in 2004. This decline in interest income in 2005 was somewhat offset by the Partnership gaining interest income of $42,996 in 2005 on an impaired loan that was repaid in 2005. Prior to 2005, no interest was being accrued against this impaired loan. The increase in interest on loans of $69,902 (9.34%) for the year ended December 31, 2004, was primarily attributable to a higher average loan portfolio balance of $7,834,652 in 2004 compared to an average balance of $7,352,405 in 2003. The increase is also attributed to an interest rate increase of 1.5% on notes totaling $1,089,820 during 2004. Additionally, the average portfolio interest rate has been declining, from 9.45% in 2003 to 9.36% in 2004 and to 9.25% in 2005. This has the effect of reducing interest income or moderating interest income growth during periods when the portfolio increased and exacerbating interest income declines during periods of portfolio decreases.

     The decline in late charge revenue by $8,919 (45%) and by $4,231 (18%) for the years ended December 31, 2005 and December 31, 2004, respectively, was primarily due to improved loan collections and reduced delinquencies.

     The decrease in other income of $22,567 (75.41%) in 2005 compared to 2004 and the increase of $20,323 (211.65%) is due largely to the sale of real estate owned in 2004 which had been generating fee income. Upon sale in 2004, this income ceased. The fee income in 2004 totaled $23,143. The decrease in other income is also due to a decline in early withdrawal penalties to $2,014 in 2005 compared to $2,741 in 2004, offset by an increase in miscellaneous income of $273 in 2005.

     The decrease in mortgage servicing fees of $12,536 (15.39%) in 2005 and an increase of $8,380 (11.47%) in 2004 is largely attributable to the Partnership's fluctuating average portfolio balances of $6,394,464 in 2005 and $7,834,652 in 2004. The decrease in mortgage servicing fees in 2005 was offset by collection of interest, and hence the mortgage servicing fees $8,870, from an impaired loan which paid off in 2005. The Partnership does not accrue servicing fees due or payable to Redwood Mortgage on impaired loans. Rather, servicing fees on impaired loans are incurred as borrower payments are received.

     Interest expense decreased $10,111 (93.59%) for the year ended December 31, 2005 as compared to 2004. The weighted average line of credit borrowing for the year ended December 31, 2005 was $12,500 as compared to weighted average borrowing of $382,265 for December 31, 2004. The weighted average interest rate for 2005 was 5.55%, whereas the weighted average interest rate during 2004 was 4.93%. The line of credit borrowing in 2005 was substantially low because of the decline in average loan portfolio of $6,394,464 as compared to an average portfolio balance of $7,834,652 in 2004. This lower average balance in 2005 was due to more loan pay-offs than the Partnership's ability to fund additional loans. Hence, loan pay-off proceeds were mainly used to fund loans without resorting to the line of credit facility.

     The decrease in clerical costs of $4,163 (23.35%) and $5,188 (22.54%) for the years ended December 31, 2005 and 2004, respectively, was primarily due to lower clerical costs servicing the Partnership.

     Loan loss provisions/(recoveries) were $(49,745), $65,007, and $(18,299) for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in provision for 2004 was precautionary due to the foreclosure that existed at December 31, 2004. A negative provision of $49,745 and $18,299 in 2005 and 2003 was due to management's assessment of the appropriate loan loss allowance at such dates the lower existing delinquencies and lower loan balances. The general partners believe that the allowance for loan losses of $700,536 at December 31, 2005 was adequate to offset potential losses on loans.

     Increases in professional fees of $877 (1.78%) and $5,591 (12.78%) for the years ended December 31, 2005 and 2004, respectively, were primarily due to general accounting cost increases in 2005 and 2004 in relation to its legal services, audit and tax return processing.

     Increases in other expenses of $4,448 (14.29%) and $6,006 (23.90%) for the years ended December 31, 2005 and 2004, respectively, were primarily attributable to the upkeep costs of the real estate held for sale properties. The Partnership expensed $26,242 and $20,567 for the years ended December 31, 2005 and 2004, respectively, on the properties.

Allowance for Losses.

     The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2004 and 2005 the local and national economies have been strong. Borrower foreclosures, as set forth under Results of Operations, are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2005, the Partnership had two loans with outstanding principal totaling $64,322 90 days past maturity. Interest payments on these two past maturity loans were not delinquent over 90 days. In addition, the loan portfolio had one loan with principal outstanding of $298,545 where interest payments were overdue 90 days. There were no loans against which the Partnership had notice of default filed at December 31, 2005. At December 31, 2005, total 90 days past maturity loans, and loans with interest payments 90 days overdue, totaled $362,867 representing 3 loans which were 6.66% of the secured loan portfolio. The Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of December 31, 2005. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided for ($49,745), $65,007, and ($18,299), as provisions (recoveries) for losses on loans and real estate for the years ended December 31, 2005, 2004 and 2003, respectively. The general partners believe that current reserves for losses are adequate to handle potential losses. If conditions change, the Partnership may increase its provisions for loan losses and real estate held for sale.

     The Partnership may restructure loans. This is done either through the modification of an existing loan or by rewriting a whole new loan. A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.

     The Partnership did not restructure any loan in 2005 or 2004. During 2003 the Partnership restructured two loans into one existing loan with a lower interest rate. This resulted in an increase to loans receivable of $107,198 and a decrease to accrued interest and late fees and advances of $88,685 and $18,513, respectively.

Borrower Liquidity and Capital Resources.

     The Partnership relies upon loan payoffs, borrowers' mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership's loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest, may cause a dilution of the Partnership's yield on loans, thereby lowering the Partnership's overall yield to the limited partners. The Partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the Partnership's loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the Partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds Partnership expenses and earnings distribution requirements. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the Partnership credit line or for other Partnership business.

     At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2005, 2004 and 2003, the Partnership made following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

                           2005              2004              2003
                       --------------    -------------     -------------

Compounding                $ 348,748        $ 374,066         $ 375,105
Distributing               $ 183,432        $ 198,794         $ 211,610


     As of December 31 2005, 2004 and 2003, limited partners electing to withdraw earnings represented 36%, 35% and 34% of the limited partners' capital.

     The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the years ended December 31, 2005, 2004 and 2003, $30,727, $34,267, and $22,690 were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2005, 2004, and 2003, respectively.

     Additionally, for the years ended December 31, 2005, 2004, and 2003, $164,220, $239,547, and $376,514, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the three years ended December 31, 2005 were:

                            Years ended December 31,

                   Earnings            Capital
                  Liquidation        Liquidation          Total
                 --------------     --------------    ---------------

2005                 $ 183,432      *$    194,947          $ 378,379

2004                 $ 198,794      *$    273,814          $ 472,608

2003                 $ 211,610      *$    399,204          $ 610,814


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

Current Economic Conditions.

     During 2005, the United States economy as a whole performed well. Gross Domestic Product estimates for 2005 of 3.5% show a slight slowdown from the 4.2% Gross Domestic Product of 2004. The United States average annual unemployment rate for 2005 was 4.9% and has trended downward throughout 2005. Regionally, the San Francisco Bay Area demonstrated a very similar unemployment rate with an average annual unemployment rate of 5.1% for 2005 down 0.9% from 2004. The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. These statistics indicate an economy that is continuing to grow, which is good for both mortgage lenders and the real estate industry as a whole. The 10 year treasury rate is hovering around 4.5% at year end but is expected to increase in the future. Should this occur, real estate markets may slow due to the higher costs of money.

     The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of December 31, 2005, approximately 71.78%, ($153,632,000) of the loans held by the Partnership were in six San Francisco Bay Area Counties. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

     In general, California residential real estate continued to appreciate in value during 2005. In California the median price of a single family home in December, 2005 was $548,430 which was 15.6% higher than in December, 2004. In the nine county San Francisco Bay Area, the median price of a single-family home in December, 2005 was $633,000 14.3% above the December, 2004 median single-family home sales price of $554,000. The total sales volumes, the number of homes sold, has recently been declining. This slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

     Commercial real estate in the San Francisco Bay Area continued its rebound. Occupancy rates and rents increased during 2005 in most markets throughout the San Francisco Bay Area. CB Richard Ellis reports that San Francisco Class A office rents averaged $34.54, up from $32.52 in 2004 and that vacancy decreased from 15.4% in 2004 to approximately 12% in 2005. The San Francisco leasing market absorbed an estimated 1.5 million square feet net during 2005 according to Grubb and Ellis. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year (Grubb & Ellis Research Fourth Quarter 2005). A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

     For Partnership loans outstanding as of December 31 2005, the Partnership had an average loan-to-value ratio of 67.18%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management expects this low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.


Contractual Obligations Table.  None

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

     The following table contains information about the cash held in money market accounts, secured loans held in the Partnership's portfolio and on our line of credit as of December 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2005:

                                 2006         2007          2008         2009         2010      Thereafter      Total
                             ------------- ------------ ------------- ------------ ------------ ------------ -------------
Interest earning assets:
Money market accounts          $1,601,273                                                                      $1,601,273
Average interest rate               0.60%                                                                           0.60%
Loans secured by deeds
   of trust                       884,322      447,054       215,000    1,324,441    2,577,584            -     5,448,401
Average interest rate               9.25%        9.50%         8.50%        9.15%        9.27%            -         9.23%
Interest bearing
   liabilities:
Line of credit                          -                                                                               -
Average interest rate               7.50%                                                                          7.50%-

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

PORTFOLIO REVIEW - For the years ended December 31, 2005, 2004 and 2003

Loan Portfolio

     The Partnership's loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2005, 2004 and 2003 the Partnership's loans secured by real property collateral in six of the San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Marin, Alameda and Contra Costa) represented $4,090,089 (75.07%), $4,902,146 (66.34%), and $5,982,000 (72.24%), respectively, of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

     The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31, 2005, 2004 and 2003:

                                                2005                            2004                           2003
                                     ----------------------------     --------------------------    ----------------------------

Single Family (1-4 units)             $ 2,944,330         54.04%       $ 4,493,519        60.82%     $  2,442,961        29.50%
Apartments (over 4 units)                 570,000         10.46%           971,864        13.15%        1,367,327         1.51%
Commercial                              1,487,019         27.29%         1,923,095        26.03%        2,410,861        29.11%
Land                                      447,052          8.21%                 -             -        2,059,677        24.88%
                                     -------------    -----------     ------------    -----------    -------------   ------------

          Total                       $ 5,448,401        100.00%       $ 7,388,478       100.00%     $  8,280,826       100.00%
                                     =============    ===========     ============    ===========    =============   ============

     As of December 31, 2005, the Partnership held 23 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the Partnership as of December 31, 2005.

        PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
                             As of December 31, 2005

                                                    # of Loans         Amount           Percent
                                                   -------------    --------------    ------------

1st Mortgages                                                14       $ 3,920,466          71.96%
2nd Mortgages                                                 8         1,453,054          26.67%
3rd Mortgages                                                 1            74,881           1.37%
                                                   =============    ==============    ============
      Total                                                  23       $ 5,448,401         100.00%

Maturing in 2006                                              4         $ 884,322          16.23%
Maturing in 2007                                              1           447,054           8.20%
Maturing in 2008                                              1           215,000           3.95%
Maturing after 12/31/08                                      17         3,902,025          71.62%
                                                   =============    ==============    ============
      Total                                                  23       $ 5,448,401         100.00%

Average Secured Loan                                                    $ 236,887           4.35%
Largest Secured Loan                                                      634,479          11.65%
Smallest Secured Loan                                                      11,260           0.21%
Average Loan-to-Value based upon appraisals
  and prior liens at time of loan                                                          67.18%

     The Partnership's largest secured loan in the principal amount of $634,479 represents 11.65% of outstanding secured loans and 6.78% of Partnership assets. Larger loans sometimes increase above 10% of the secured loan portfolio or Partnership assets as these amounts decrease due to limited partner withdrawals and loan payoffs.

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

     Instead, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2005 the general partners have determined that the allowance for loan losses of $700,536 (7.55% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners' inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2005, three loans were delinquent 90 days and/or matured with outstanding principal of $362,867.

     The Partnership also makes loans requiring periodic disbursements of funds. As of December 31, 2005 there were no such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on such loans is computed at simple interest method and only on the amounts disbursed on a daily basis.

Item 8 - Financial Statements and Supplementary Data

A - Financial Statements

     The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

o  Report of Independent Registered Public Accounting Firm
o  Balance Sheets - December 31, 2005, and December 31, 2004
o  Statements of Income for the years ended December 31, 2005, 2004 and 2003
o  Statements of Changes in Partners' Capital for the years ended
   December 31, 2005, 2004 and 2003
o  Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
o  Notes to Financial Statements


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                           DECEMBER 31, 2005 AND 2004
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                  ---------------
         Report of Independent Registered Public Accounting Firm                                        23

         Balance Sheets                                                                                 24

         Statements of Income                                                                           25

         Statements of Changes in Partners' Capital                                                     26

         Statements of Cash Flows                                                                       27

         Notes to Financial Statements                                                                  28

         Supplemental Schedules

            Schedule II -  Valuation and Qualifying Accounts                                            42

            Schedule IV - Mortgage Loans on Real Estate                                                 43
                Rule 12-29 Loans on Real Estate

                              ARMANINO McKENNA LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                         12667 Alcosta Blvd., Suite 500
                               San Ramon, CA 94583
                                 (925) 790-2600

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Redwood Mortgage Investors VII
Redwood City, California

     We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2005 and 2004 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Redwood Mortgage Investors VII's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



                                            ARMANINO McKENNA  LLP
San Ramon, California
March 3, 2006

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 2005 and 2004


                                                           ASSETS

                                                                                                2005               2004
                                                                                           ---------------    ----------------

Cash and cash equivalents                                                                   $   1,627,384       $     346,393
                                                                                           ---------------    ----------------

Loans
   Loans secured by deeds of trust                                                              5,448,401           7,388,478
   Loans, unsecured, net of discount of $71,971 and
     $107,433 in 2005 and 2004, respectively                                                      161,987             238,484
   Allowance for loan losses                                                                    (700,536)           (745,476)
                                                                                           ---------------    ----------------
     Net loans                                                                                  4,909,852           6,881,486
                                                                                           ---------------    ----------------

Interest and other receivables
   Accrued interest and late fees                                                                  64,304             190,105
   Advances on loans                                                                                    6               8,188
                                                                                           ---------------    ----------------
     Total interest and other receivables                                                          64,310             198,293
                                                                                           ---------------    ----------------

Investment in limited liability company                                                           882,641                   -

Real estate held for sale, net                                                                  1,870,027           1,782,182
                                                                                           ---------------    ----------------

     Total assets                                                                           $   9,354,214       $   9,208,354
                                                                                           ===============    ================

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable                                                                         $           -       $       4,951
   Payable to affiliate                                                                            71,998              74,987
                                                                                           ---------------    ----------------
     Total liabilities                                                                             71,998              79,938
                                                                                           ---------------    ----------------

Partners' capital
   Limited partners' capital, subject to redemption                                             9,270,243           9,116,443
   General partners' capital                                                                       11,973              11,973
                                                                                           ---------------    ----------------
     Total partners' capital                                                                    9,282,216           9,128,416
                                                                                           ---------------    ----------------

     Total liabilities and  partners' capital                                               $   9,354,214       $   9,208,354
                                                                                           ===============    ================







   The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 2005, 2004 and 2003


                                                                             2005             2004             2003
                                                                         -------------    -------------    -------------
Revenues
   Interest on loans                                                      $   673,124      $   818,527       $  748,625
   Late fees                                                                   10,903           19,822           24,053
   Other                                                                        7,358           29,925            9,602
                                                                         -------------    -------------    -------------
                                                                              691,385          868,274          782,280
                                                                         -------------    -------------    -------------

Expenses
   Mortgage servicing fees                                                     68,906           81,442           73,062
   Interest expense                                                               693           10,804            8,972
   Clerical costs from Redwood Mortgage Corp.                                  13,663           17,826           23,014
   Asset management fees                                                       34,512           34,073           34,011
   Provisions for (recovery of) losses on loans
     and real estate held for sale                                           (49,745)           65,007         (18,299)
   Professional services                                                       50,220           49,343           43,752
   Other                                                                       35,581           31,133           25,127
                                                                         -------------    -------------    -------------
                                                                              153,830          289,628          189,639
                                                                         -------------    -------------    -------------

Net income                                                                $   537,555      $   578,646       $  592,641
                                                                         =============    =============    =============

Net income
   General partners (1%)                                                  $     5,376      $     5,786       $    5,926
   Limited partners (99%)                                                     532,179          572,860          586,715
                                                                         -------------    -------------    -------------

                                                                          $   537,555      $   578,646       $  592,641
                                                                         =============    =============    =============


Net income per $1,000 invested by limited partners for entire period
   Where income is reinvested                                             $        59      $        65       $       67
   Where partner receives income in monthly distributions                 $        58      $        63       $       65








   The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                   Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2005, 2004 and 2003


                                                                              Limited          General           Total
                                                                             Partners'        Partners'        Partners'
                                                                              Capital          Capital          Capital
                                                                          ----------------   ------------    ---------------

Balances at December 31, 2002                                               $   9,040,290      $  11,978       $  9,052,268

   Net income                                                                     586,715          5,926            592,641

   Early withdrawal penalties                                                     (1,815)              -            (1,815)

   Partners' withdrawals                                                        (608,999)        (5,931)          (614,930)
                                                                          ----------------   ------------    ---------------

Balances at December 31, 2003                                                   9,016,191         11,973          9,028,164

   Net income                                                                     572,860          5,786            578,646

   Early withdrawal penalties                                                     (2,741)              -            (2,741)

   Partners' withdrawals                                                        (469,867)        (5,786)          (475,653)
                                                                          ----------------   ------------    ---------------

Balances at December 31, 2004                                                   9,116,443         11,973          9,128,416

   Net income                                                                     532,179          5,376            537,555

   Early withdrawal penalties                                                     (2,014)              -            (2,014)

   Partners' withdrawals                                                        (376,365)        (5,376)          (381,741)
                                                                          ----------------   ------------    ---------------

Balances at December 31, 2005                                               $   9,270,243      $  11,973       $  9,282,216
                                                                          ================   ============    ===============















   The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003


                                                                          2005               2004               2003
                                                                     ---------------    ---------------    ---------------
Cash flows from operating activities
   Net income                                                          $    537,555        $   578,646       $    592,641
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Provisions for (recovery of) losses on loans and real estate          (49,745)             65,007           (18,299)
     Early withdrawal penalty credited to income                            (2,014)            (2,741)            (1,815)
     Amortization of discount on unsecured loans                           (35,462)           (21,487)           (21,487)
     Change in operating assets and liabilities
        Loans, unsecured                                                     83,391             15,554              5,706
        Accrued interest and late fees                                       76,379          (252,153)          (273,744)
        Advances on loans                                                     2,654            (5,987)            (7,767)
        Accounts payable                                                    (4,951)                849              1,509
        Payable to affiliate                                                (2,989)             23,699             19,112
        Deferred interest                                                         -                  -           (37,704)
                                                                     ---------------    ---------------    ---------------
Net cash provided by operating activities                                   604,818            401,387            258,152
                                                                     ---------------    ---------------    ---------------

Cash flows from investing activities
   Principal collected on loans                                           5,023,486          3,517,558          2,556,852
   Loans originated                                                     (3,859,637)        (3,821,719)        (4,349,527)
   Payments for real estate                                                (54,472)               (17)                  -
   Proceeds from disposition of real estate                                       -            603,723                  -
   Payments on investment in limited liability company                     (51,463)                  -          (149,693)
   Proceeds from investment in limited liability company                          -                  -          1,362,415
                                                                     ---------------    ---------------    ---------------
Net cash provided by (used in) investing activities                       1,057,914            299,545          (579,953)
                                                                     ---------------    ---------------    ---------------

Cash flows from financing activities
   Borrowings (repayments) on line of credit, net                                 -          (200,000)            200,000
   Partners' withdrawals                                                  (381,741)          (475,653)          (614,930)
                                                                     ---------------    ---------------    ---------------
Net cash used in financing activities                                     (381,741)          (675,653)          (414,930)
                                                                     ---------------    ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                      1,280,991             25,279          (736,731)

Cash and cash equivalents at beginning of year                              346,393            321,114          1,057,845
                                                                     ---------------    ---------------    ---------------

Cash and cash equivalents at end of year                               $  1,627,384        $   346,393       $    321,114
                                                                     ===============    ===============    ===============

Supplemental disclosures of cash flow information
   Cash payments for interest                                          $        693        $    10,804       $      8,972




   The accompanying notes are an integral part of these financial statements.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Loans, secured by deeds of trust (continued)

     If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances. At December 31, 2004, there was one loan categorized as impaired by the Partnership of $96,710. In addition, the impaired loan had accrued interest and advances totaling $6,936 at December 31, 2004. In 2005, the loan was paid-off in full. The average recorded investment in impaired loans was $48,355 and $96,710 for December 31, 2005 and 2004, respectively.

     At December 31, 2005, the Partnership had three loans 90 days past maturity or past due 90 days or more, totaling $362,867. In addition, accrued interest and advances on these loans totaled $8,226 at December 31, 2005. The Partnership does not consider any of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2004, the Partnership had five loans 90 days past maturity or past due 90 days or more, including one impaired loan, totaling $1,049,730. In addition, accrued interest and advances on these loans totaled $60,233 at December 31, 2004. The Partnership does not consider four of these loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2005 and 2004, as presented in Note 11, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 67.18.% and 71.30%, respectively. When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

     Allowance for loan losses

     Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Delinquencies are determined based upon contractual terms. A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable. The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined that the full amount is not collectible.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


2.     Summary of Significant Accounting Policies (continued)

       Allowance for loan losses (continued)

       The composition of the allowance for loan losses was as follows:

                                                            December 31,                        December 31,
                                                    ------------------------------     -------------------------------
                                                                2005                                2004
                                                    ------------------------------     -------------------------------

                                                                     Percent of
                                                                      loans in                           Percent of
                                                                        each                              loans in
                                                                      category                              each
                                                                      to total                           category to
                                                      Amount            loans             Amount         total loans
                                                   -------------     ------------      -------------    --------------
        Balance at End of Year
        Applicable to:
        ------------------------------------------

        Domestic
          Real estate - mortgage
            Single family (1-4 units)               $   286,542           54.04%        $    82,380            60.82%
            Apartments                                   29,026           10.46%            139,215            13.15%
            Commercial                                  159,612           27.29%            300,312            26.03%
            Land                                         63,368            8.21%                  0             0.00%
                                                   -------------     ------------      -------------    --------------
                Total real estate mortgage          $   538,548          100.00%        $   521,907           100.00%
                                                   -------------     ------------      -------------    --------------

          Unsecured                                     161,988          100.00%            223,569           100.00%
                                                   -------------     ------------      -------------    --------------
                Total unsecured                     $   161,988          100.00%        $   223,569           100.00%
                                                   -------------     ------------      -------------    --------------

                Total allowance for loan losses     $   700,536          100.00%        $   745,476           100.00%
                                                   =============     ============      =============    ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


2.     Summary of Significant Accounting Policies (continued)

       Allowance for loan losses (continued)

       Activity in the allowance for loan losses is as follows:

                                                                           Years Ended December 31
                                                         ------------------------------------------------------------

                                                               2005                  2004                 2003
                                                         ------------------    -----------------     ----------------
Balance at beginning of year                               $       745,476        $     680,469         $    791,882

Charge-offs
    Domestic
        Real estate - mortgage
            Single family (1-4 units)                                    -                    -                    -
            Apartments                                                   -                    -               40,573
            Commercial                                              28,568                    -                2,458
            Land                                                         -                    -                    -
                                                         ------------------    -----------------     ----------------
                                                                  (28,568)                    -             (43,031)
                                                         ------------------    -----------------     ----------------
Recoveries
    Domestic
         Real estate - mortgage
            Single family (1-4 units)                                    -                    -                    -
            Apartments                                                   -                    -                    -
            Commercial                                                   -                    -                    -
            Land                                                         -                    -                    -
                                                         ------------------    -----------------     ----------------
                                                                         -                    -                    -
                                                         ------------------    -----------------     ----------------
Net charge-offs                                                   (28,568)                    -             (43,031)
                                                         ------------------    -----------------     ----------------
Additions (recovery) charge to operations                         (16,372)               65,007             (18,299)
                                                         ------------------    -----------------     ----------------
Transfer to real estate held for sale reserve                            -                    -             (50,083)
                                                         ------------------    -----------------     ----------------


                                                           $       700,536        $     745,476         $    680,469
Balance at end of year
                                                         ==================    =================     ================

Ratio of net charge-offs during
    the period  to average secured loans
    outstanding during the period                                    0.45%                0.00%                0.59%
                                                         ==================    =================     ================

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

     Investment in limited liability company

     Investment in limited liability company is accounted for using the equity method. In 2005, the Company had an 8% interest in the Larkin Street Property Company, LLC (see Note 6). In 2003, the Company had a 34% interest in the Stockton Street Property Company, LLC (see Note 6).

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     2. Summary of Significant Accounting Policies (continued)

     Late fee revenue

     Late fees are generally charged at 6% of the monthly installment payment past due. During 2005, 2004 and 2003, late fee revenue of $10,903, $19,822 and $24,053, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2005 and 2004 of $891 and $4,513, respectively.

     Recently issued accounting pronouncements

     In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Partnership does not expect the effect of FAS 154 will have material impact on its financial statements.

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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


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

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     4. General Partners and Related Parties

     The following are commissions and fees which will be paid to the general partners and affiliates:

     Mortgage brokerage commissions

     For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During 2005, 2004 and 2003, loan brokerage commissions paid by the borrowers to Redwood Mortgage Corp. were $137,913 and $93,465 and $111,927, respectively.

     Mortgage servicing fees

     Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $68,906, $81,442 and $73,062 were incurred for 2005, 2004 and 2003, respectively. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $71,998 and $74,987 at December 31, 2005 and 2004, respectively.

     Asset management fee

     The general partners receive monthly fees for managing the Partnership's loan portfolio and operations of up to 1/32 of 1% of the "net asset value" (3/8 of 1% annually). Asset management fees of $34,512, $34,073 and $34,011 were incurred for 2005, 2004 and 2003, respectively.

     Other fees

     The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to parties related to the general partners.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     4. General Partners and Related Parties (continued)

     Operating expenses

     Redwood Mortgage Corp. is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. During 2005, 2004 and 2003, operating expenses totaling $13,663, $17,826 and $23,014, respectively, were reimbursed to Redwood Mortgage Corp.

     5. Real Estate Held for Sale

     In December 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date, the Partnership's investment totaled $1,752,835 including accrued interest and advances. Management believes the full amount of the Partnership's investment, $1,807,307 at December 31, 2005, will be recovered based on its current estimate of the property's fair value.

     During 2004, the Partnership sold real estate with an original investment of $1,200,518, and a carrying value of $586,713, for $586,713. The original investment in this property had been reduced in prior years to management's estimate of the ultimate realizable value of the property.

     During 1993, the Partnership acquired land through a deed in lieu of foreclosure. Management believes the full amount of the Partnership's investment, $62,720 at December 31, 2005, will be recovered based on its current estimate of the property's fair value.

     The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2005 and 2004:

                                                 2005               2004
                                            --------------     --------------

       Costs of properties                   $  1,870,027       $  1,815,555
       Reduction in value                               -           (33,373)
                                            --------------     --------------

       Real estate held for sale, net        $  1,870,027       $  1,782,182
                                            ==============     ==============


     6. Investment in Limited Liability Company

     As a result of acquiring real properties through foreclosure, the Partnership transferred its interests (principally land and building) to two limited liability companies, Stockton Street Property Company, LLC ("Stockton") and Larkin Street Property Company, LLC ("Larkin").

     Larkin was created during 2005. It is owned 8% by the Partnership and 92% by affiliates. The property is under development and development costs were capitalized. No income or expense was recognized by Larkin during 2005.

     Stockton was created in 2002. It was owned 34% by the Partnership and 66% by an affiliate. During 2003, the LLC completed construction and the property was sold. The Partnership recognized a loss of $42,518 during 2003 related to this property.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     7. Bank Line of Credit

     The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding on this line as of December 31, 2005 and 2004, and the interest rate was 7.50% at December 31, 2005 and 5.25% at December 31, 2004. This line of credit expires December 2, 2011 and requires the Partnership to meet certain financial covenants. As of December 31, 2005 and 2004, the Partnership was in compliance with all loan covenants.


     8. Income Taxes

     The following reflects a reconciliation of partners' capital reflected in the financial statements to the tax basis of the Partnership capital:

                                                    2005               2004
                                               --------------     --------------

Partners' capital per financial statements      $  9,282,216       $  9,128,416
Allowance for loan losses                            700,536            745,476

Allowance for real estate losses                           -             33,373
                                                --------------     -------------

    Partners' capital tax basis                 $  9,982,752       $  9,907,265
                                                ==============     =============

     In 2005 and 2004, approximately 68% and 69%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).


9.     Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of financial instruments:

     (a) Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

     (b) Secured loans had a carrying value of $5,448,401 and $7,388,478 at December 31, 2005 and 2004, respectively. The fair value of these loans of $5,566,133 and $7,531,668, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     10. Non-cash Transactions

     During 2005, the Partnership foreclosed on property (see Note 6), which resulted in an increase in investment in limited liability company of $831,178 and a decrease in loans receivable, accrued interest and advances of $776,228, $49,422 and $5,528, respectively. In addition, an unsecured loan was written-off against the allowance for loan losses in the amount of $28,568.

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


     11. Asset Concentrations and Characteristics

     Most loans are secured by recorded deeds of trust. At December 31, 2005 and 2004, there were 23 and 28 secured loans outstanding, respectively, with the following characteristics:

                                                                           2005                 2004
                                                                      ---------------      ---------------
Number of secured loans outstanding                                               23                   28
Total secured loans outstanding                                       $    5,448,401       $    7,388,478

                                                                      $                    $
Average secured loan outstanding                                             236,887              263,874
Average secured loan as percent of total secured loans                         4.35%                3.57%
Average secured loan as percent of partners' capital                           2.55%                2.89%

                                                                      $                    $
Largest secured loan outstanding                                             634,479              800,000
Largest secured loan as percent of total secured loans                        11.65%               10.83%
Largest secured loan as percent of partners' capital                           6.84%                8.76%
Largest secured loan as percent of total assets                                6.78%                8.69%

Number of counties where security is located (all California)                     13                   13

Largest percentage of loans in one county                                     22.37%               24.64%

Average secured loan to appraised value of security based on
    appraised values and prior liens at time loan was consummated             67.18%               71.30%

Number of secured loans in foreclosure                                             -                    1
Amount of secured loans in foreclosure                                $            -       $      776,228

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003

11.    Asset Concentrations and Characteristics (continued)

       The following categories of secured loans were held at December 31, 2005 and 2004:

                                                     2005                 2004
                                                ---------------      ---------------

First trust deeds                               $    3,920,466       $    5,937,736
Second trust deeds                                   1,453,054            1,450,742

Third trust deeds                                       74,881                    -
                                                ---------------      ---------------
    Total loans                                      5,448,401            7,388,478
Prior liens due other lenders at time of loan        4,272,101            1,944,172
                                                ---------------      ---------------

    Total debt                                  $    9,720,502       $    9,332,650
                                                ===============      ===============

Appraised property value at time of loan        $   14,470,371       $   13,089,113

    Total debt as percent of appraisals                 67.18%               71.30%

Loans by type of property
Single family (1-4 units)                       $    2,944,330       $    4,493,519
Apartments                                             570,000              971,864
Commercial                                           1,487,019            1,923,095

Land                                                   447,052                    -
                                                ---------------      ---------------

                                                $    5,448,401       $    7,388,478
                                                ===============      ===============

     The interest rates on these loans ranged from 8.50% to 10.00% at December 31, 2005 and 6.50% to 10.50% at December 31, 2004.

     Scheduled maturity dates of secured loans as of December 31, 2005 are as follows:

    Year Ending December 31,
----------------------------------

              2006                    $     884,322
              2007                          447,054
              2008                          215,000
              2009                        1,324,441
              2010                        2,577,584
                                      --------------

              Total                    $  5,448,401
                                      ==============

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


     11. Asset Concentrations and Characteristics (continued)

     The scheduled maturities for 2006 above include approximately $64,322 in two loans which were 90 days past maturity at December 31, 2005. None of these loans had interest payments categorized as delinquent over 90 days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

     At times, the Partnership's cash deposits exceed federally insured limits. Management believes deposits are maintained in financially secure financial institutions.

     In 2004 the Partnership had a substantial amount of its loan receivable balance due on two loans from one borrower. During 2005, these loans were paid in full. This borrower accounted for approximately 17% of the secured loan balance at December 31, 2004. This borrower accounted for approximately 16% and 34% of interest on loans for the years ended December 31, 2005 and 2004, respectively. The value of collateral securing these loans was less than the principal balance due under the loans. Redwood Mortgage Corp. had provided an indemnity to the Partnership whereby it has agreed to indemnify and hold harmless the Partnership from any expenses or losses incurred by the Partnership by reason of the Partnership's inability to collect all principal due under the loans after the Partnership has exhausted all reserves set aside for these loans and all remedies available to it including foreclosure of the underlying collateral. Therefore, these loans were not considered impaired solely because the value of the collateral securing the loans was less than the principal balance due to the Partnership.

     The Partnership also has 22% and 21% of its receivable balance due from two borrowers at December 31, 2005 and 2004, respectively. Loans to the two borrowers in 2005 were funded late in the year, hence income derived from these investments accounted for 3.10% of the interest revenue for the year ended December 31, 2005. The other two borrowers had their loans with the Partnership for the full term in 2004 and interest revenue accounted for approximately 19% for the year ended December 31, 2004.

     12. Commitments and Contingencies

     Workout agreements

     The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2005. As of December 31, 2005 there are no loans under workout agreement.

     Construction / rehabilitation loans

     The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2005, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

     Legal proceedings

     The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 2005, 2004 and 2003


13.  Selected Financial Information (Unaudited)

                                                                         Calendar Quarter
                                                 --------------------------------------------------------

                                                   First             Second            Third           Fourth             Annual
                                              ---------------    -------------    --------------   --------------    --------------

Revenues
    2005                                        $   174,489        $   152,219      $    204,591     $    160,086      $   691,385
    2004                                        $   217,654        $   207,404      $    215,309     $    227,907      $   868,274

Expenses
    2005                                        $    35,393        $    16,871      $     56,016     $     45,550      $   153,830
    2004                                        $    77,558        $    68,959      $     65,976     $     77,135      $   289,628

Net income allocated to general partners
    2005                                        $     1,391        $     1,353      $      1,486     $      1,146      $     5,376
    2004                                        $     1,401        $     1,384      $      1,493     $      1,508      $     5,786

Net income allocated to limited partners
    2005                                        $   137,705        $   133,995      $    147,089     $    113,390      $   532,179
    2004                                        $   138,695        $   137,061      $    147,840     $    149,264      $   572,860

Net income per $1,000 invested where income is
    Reinvested
      2005                                      $        15        $        15      $         16     $         13      $        59
      2004                                      $        15        $        15      $         16     $         19      $        65

    Withdrawn
      2005                                      $        15        $        15      $         16     $         12      $        58
      2004                                      $        15        $        15      $         16     $         17      $        63

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                   Schedule II
              Valuation and Qualifying Accounts for the years ended
                        December 31, 2005, 2004 and 2003

                                                Col B.              Col. C - Additions                                   Col E.
                                                                -----------------------------
                                               Balance at        Charged to        Charged                                Balance
                 Col A.                        Beginning         Costs and        to Other          Col. D                at End
               Description                     of Period          Expenses        Accounts        Deductions             of Period
------------------------------------------    -------------     -------------    ------------    -------------        -------------

Year Ended December 31, 2003

Deducted from asset accounts

Allowance for doubtful accounts                $   791,882       $  (68,382)       $       -      $  (43,031)  (a)    $   680,469

Cumulative write-down of
  real estate held for sale (REO)              $   580,086       $    50,083       $       -      $         -         $   630,169
                                              -------------     -------------    ------------    -------------       --------------

                                               $ 1,371,968       $  (18,299)       $       -      $  (43,031)  (a)    $ 1,310,638
                                              =============     =============    ============    =============       ==============


Year Ended December 31, 2004

Deducted from asset accounts

Allowance for doubtful accounts                $   680,469       $    65,007       $       -      $         -         $   745,476

Cumulative write-down of
  real estate held for sale (REO)              $   630,169       $         -       $       -      $ (596,796)  (b)    $    33,373
                                              -------------     -------------    ------------    -------------       --------------


                                               $ 1,310,638       $    65,007       $       -      $ (596,796)  (b)    $   778,849
                                              =============     =============    ============    =============       ==============

Year Ended December 31, 2005

Deducted from asset accounts

Allowance for doubtful accounts                $   745,476       $  (16,372)       $       -      $  (28,568)  (a)    $   700,536

Cumulative write-down of
  real estate held for sale (REO)              $    33,373       $  (33,373)       $       -      $         -         $         -
                                              -------------     -------------    ------------    -------------       --------------

                                               $   778,849       $  (49,745)       $       -      $  (28,568)  (a)    $   700,536
                                              =============     =============    ============    =============       ==============


(a) - Represents write-offs on loans.

(b) - Represents sales of REO.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                                   Schedule IV
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2005


                                                                                                 Col. H
                                                                                                Principal
                                                                   Col. F                        Amount
                                                                    Face            Col. G       of Loans
                            Col. C      Col. D                     Amount of       Carrying     Subject to    Col. I     Col. J
                Col. B      Final     Periodic       Col. E       Mortgage       Amount of      Delinquent    Type     California
   Col. A      Interest    Maturity    Payment        Prior        Original        Mortgage     Principle      of      Geographic
  Descrip.       Rate        Date       Terms         Liens         Amount        Investment    or Interest   Lien     Location
-----------  ---------- ------------ ------------ ------------- ------------- -------------- -------------- ---------- ----------

Comm.          10.00%     12/01/03    $     471    $        -    $   53,636    $   53,062    $     53,062     1st     Stanislaus
Comm.          10.00%     12/01/01          105        82,723        11,919        11,260          11,260     2nd     Stanislaus
Res.            9.00%     04/01/09        1,139             -       141,500       138,706               -     1st     San Joaquin
Res.            9.25%     07/01/09        1,892       416,018       230,000       227,491               -     2nd     Contra Costa
Res.            9.25%     07/01/09          921       265,759       112,000       110,759               -     2nd     San Mateo
Comm.           9.00%     08/01/09        3,000             -       400,000       400,000               -     1st     San Francisco
Res.            8.50%     09/01/06        1,417             -       200,000       250,000               -     1st     Monterey
Res.            9.25%     11/01/09        1,234       352,177       150,000       148,941               -     2nd     San Mateo
Res.            9.25%     11/01/09        2,468             -       300,000       298,545         298,545     1st     San Mateo
Res.            8.75%     02/01/10        1,180       571,769       150,000       147,565               -     2nd     San Mateo
Comm.           9.50%     03/01/10        3,279             -       390,000       388,218               -     1st     San Mateo
Res.            9.00%     03/01/10        1,046             -       130,000       129,341               -     1st     Santa Cruz
Res.            9.25%     07/01/10        1,686             -       205,000       204,460               -     1st     Solano
Res.            9.25%     08/01/10          617       627,455        75,000        74,882               -     2nd     Solano
Res.            9.25%     08/01/10        4,387     1,460,802       533,250       532,131               -     2nd     Santa Clara
Res.            9.25%     08/01/10        1,316             -       160,000       159,664               -     1st     Santa Barbara
Res.            9.25%     09/01/10          494       295,000        60,000        59,906               -     2nd     Alameda
Land            9.50%     10/01/07        3,651             -       487,500       447,054               -     1st     Santa Clara
Apts.           9.50%     10/01/06        4,513             -       570,000       570,000               -     1st     Contra Costa
Res.            9.25%     11/01/10        1,004             -       122,000       121,937               -     1st     Tulare
Res.            8.50%     12/01/10          961             -       125,000       125,000               -     1st     San Mateo
Comm.           9.50%     12/01/10        5,548             -       635,000       634,479               -     1st     Marin
Res.            8.50%     01/01/08        1,523       200,398       215,000       215,000               -     2nd     Solano

   Total                                          $4,272,101     $5,456,805    $5,448,401    $    362,867
                                                 ============= ============= ============= ===============


     Note: Most loans have balloon payments due at maturity.

                         REDWOOD MORTGAGE INVESTORS VII
                       (A California Limited Partnership)
                             Schedule IV (continued)
                          Mortgage Loans on Real Estate
                         Rule 12-29 Loans on Real Estate
                                December 31, 2005


Reconciliation of carrying amount (cost) of loans at close of periods


                                                                                      Year ended December 31,
                                                                       ------------------------------------------------------
                                                                            2005               2004                2003
                                                                       ---------------    ----------------    ---------------

Balance at beginning of year                                              $ 7,388,478         $ 8,280,826        $ 6,423,984
                                                                       ---------------    ----------------    ---------------
Additions during period
   New loans                                                                3,859,637           3,821,719          4,349,527
   Other                                                                            -                   -            107,198
                                                                       ---------------    ----------------    ---------------
     Total additions                                                        3,859,637           3,821,719          4,456,725
                                                                       ---------------    ----------------    ---------------

Deductions during period
   Collections of principal                                                 5,023,486           3,517,558          2,556,852
   Foreclosures                                                               776,228           1,196,509                  -
   Cost of loans sold                                                               -                   -                  -
   Amortization of premium                                                          -                   -                  -
   Other                                                                            -                   -             43,031
                                                                       ---------------    ----------------    ---------------
     Total deductions                                                       5,799,714           4,714,067          2,599,883
                                                                       ---------------    ----------------    ---------------

Balance at close of year                                                  $ 5,448,401         $ 7,388,478        $ 8,280,826
                                                                       ===============    ================    ===============


     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the Partnership's independent registered public accounting firm during the years ended December 31, 2005 and 2004.


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

     The General Partners.

     Michael R. Burwell. Michael R. Burwell, age 49, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

     Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this Partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the Burwell trusts. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer, and Secretary. Michael R. Burwell has a controlling interest in this company through his ownership of stock and as trustee of the Burwell trusts.

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

     The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2005. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

    Entity Receiving Compensation              Description of Compensation and Services Rendered             Amount
    ----------------------------------- ----------------------------------------------------------------- --------------
    I.  Redwood Mortgage Corp.          Mortgage Servicing Fee for servicing loans..............................$68,906

    General Partners &/or Affiliates    Asset Management Fee for managing assets................................$34,512

    General Partners                    1% interest in profits...................................................$5,376


     II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP) DURING THE YEAR ENDED DECEMBER 31, 2004

    Redwood Mortgage Corp.              Mortgage Brokerage Commissions for services in connection
            with the review, selection, evaluation, negotiation, and
                                        extension
                                        of the loans paid by the borrowers and not by the Partnership..........$137,913

    Redwood Mortgage Corp.              Processing and Escrow Fees for services in connection with fees notary, document preparation, credit investigation, and escrow payable by the borrowers and not by the Partnership......................$9,536

    Gymno Corporation                   Reconveyance Fee...........................................................$749


     III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE
STATEMENT OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2005 . . . . . . $13,663

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


     Item 14 - Principal Accountant Fees and Services

     Fees for services performed for the Partnership by the principal accountant for 2005 and 2004 are as follows:

     Audit Fees The aggregate fees billed during the years ended December 31, 2005 and 2004 for professional services rendered for the audit of the Partnership's annual financial statements included in the Partnership's Annual Report on Form 10-K and review of financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $38,054 and $40,643, respectively.

     Audit Related Fees There were no fees billed during the years ended December 31, 2005 and 2004 for audit-related services.

     Tax fees The aggregate fees billed for tax services for the years ended December 31, 2005 and 2004, were $3,588 and $4,854, respectively. These fees relate to professional services rendered primarily for tax compliance.

     All Other Fees There were no other fees billed during the years ended December 31, 2005 and 2004.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30st day of March 2006.

REDWOOD MORTGAGE INVESTORS VII

          By: /S/ Michael R. Burwell
          ---------------------------------------------
              Michael R. Burwell, General Partner


          By: Gymno Corporation, General Partner

              By:  /S/ Michael R. Burwell
                  -------------------------------------------
                  Michael R. Burwell, President, Secretary
                  & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30st day of March 2006.

       Signature                Title                                 Date


/S/ Michael R. Burwell
------------------------
Michael R. Burwell         General Partner                        March 30, 2006


/S/ Michael R. Burwell
------------------------
Michael R. Burwell        President, Secretary & Chief            March 30, 2006
                           Financial Officer of Gymno
                        Corporation (Principal Financial
                            and Accounting Officer);
                         Director of Gymno Corporation

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.




/s/ Michael R. Burwell
----------------------------
Michael R. Burwell, General Partner
March 30, 2006

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the Registrant's control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



/s/ Michael R. Burwell
--------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, General Partner
March 30, 2006

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Redwood Mortgage Investors VII (the "Partnership") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


/s/ Michael R. Burwell
-----------------------------
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 30, 2006