Form 10-Q
period 2006-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2006-05-12
CIK 854092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(650) 365-5341

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

BALANCE SHEETS

MARCH 31, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$1,435,455	$1,627,384

Loans
Loans, secured by deeds of trust	5,634,399	5,448,401
Loans, unsecured, net discount of $71,971 and
$71,971 for March 31, 2006 and December 31,
2005, respectively	157,650	161,987
	5,792,049	5,610,388
Allowance for loan losses	(643,037)	(700,536)
Net loans	5,149,012	4,909,852

Interest and other receivables
Accrued interest and late fees	65,384	64,304
Advances on loans	6	6
Total interest and other receivables	65,390	64,310

Investment in limited liability company	891,401	882,641
Real estate held for sale, net	1,843,527	1,870,027
Other	3,574	—

Total assets	$9,388,359	$9,354,214

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Accounts payable	$7,444	—
Payable to affiliate	96,690	71,998
Total liabilities	104,134	71,998

Partners’ capital
Limited partners’ capital, subject to redemption	9,272,252	9,270,243
General partners’ capital	11,973	11,973
Total partners’ capital	9,284,225	9,282,216

Total liabilities and partners’ capital	$9,388,359	$9,354,214

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (unaudited)

THREE MONTHS ENDED MARCH 31

	2006	2005
Revenues
Interest on loans	$129,189	$171,258
Interest – interest bearing accounts	1,825	195
Late fees	1,003	1,924
Other	5,825	1,112
	137,842	174,489
Expenses
Mortgage servicing fees	—	17,704
Clerical costs through Redwood Mortgage Corp.	3,264	3,843
Asset management fees	—	8,583
Recovery of losses on loans and
real estate held for sale	(19,954)	(9,863)
Professional services	19,749	11,179
Printing, supplies and postage	813	1,556
Other	7,844	2,391
	11,716	35,393
Net income	$126,126	$139,096

Net income:to general partners (1%)	1,261	1,391
to limited partners (99%)	124,865	137,705
	$126,126	$139,096

Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13.00	$15.00

-where partner receives income in monthly
distributions	$13.00	$15.00

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$126,126	$139,096
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate	(19,954)	(9,863)
Early withdrawal penalty credited to income	(1,338)	(960)
Amortization of discount on unsecured loans	—	(5,372)
Change in operating assets and liabilities
Accrued interest and advances on loans	(1,080)	3,112
Accounts payable and other liabilities	32,136	8,037
Prepaid expenses	(3,574)	(1,536)

Net cash provided by operating activities	132,316	132,514

Cash flows from investing activities
Principal collected on loans	1,112,262	1,713,086
Loans originated	(1,309,304)	(1,145,000)
Recoveries of (payments for) real estate held for sale	—	(3,280)
Investment in limited liability company	(8,760)	(5,261)
Proceeds from unsecured loans	4,337	3,580

Net cash provided by (used in) investing activities	(201,465)	563,125

Cash flows from financing activities

Partners’ withdrawals	(122,780)	(119,919)
Net cash used in financing activities	(122,780)	(119,919)

Net (decrease)/increase in cash and cash equivalents	(191,929)	575,720

Cash and cash equivalents - beginning of period	1,627,384	346,393

Cash and cash equivalents - end of period	$1,435,455	$922,113

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

At March 31, 2006 and December 31, 2005 there were no loans categorized as impaired by the Partnership.

As of March 31, 2006 and December 31, 2005, the partnership had two loans past due 90 days or more in interest payments and/or past maturity. The outstanding principal balances of these two loans at March 31, 2006 and December 31, 2005 were $64,143 and $64,332, respectively. In the opinion of management, the delinquent and/or past maturity loans as of March 31, 2006 have sufficient collateral to cover the amount outstanding to the Partnership and are still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2006 and December 31, 2005 was as follows:

	March 31,		December 31
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate – mortgage

Single family (1-4 units)	$255,663	56.02%	$286,542	54.04%
Apartments	29,026	10.12%	29,026	10.46%
Commercial	127,571	22.22%	159,612	27.29%
Land	73,127	11.64%	63,368	8.21%
Total real estate mortgage	$485,387	100.00%	$538,548	100.00%

Unsecured	157,650	100.00%	161,988	100.00%
Total unsecured	157,650	100.00%	$161,988	100.00%

Total allowance for loan losses	$643,037	100.00%	$700,536	100.00%

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three month period ended March 31, 2006 and the year ended December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005
Balance at beginning of year	$700,536	$745,476

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	4,337	—
Apartments	6,708	—
Commercial	—	28,568
Land	—	—
	(11,045)	(28,568)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	(11,045)	(28,568)
Additions (recovery) charge to operations	(19,954)	(16,372)
Transfer to real estate held for sale reserve	(26,500)	—

Balance at end of year	$643,037	$700,536

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.19%	0.45%

Investment in limited liability company

Investment in limited liability company (“LLC”) is accounted for using the equity method as one of the Partnership’s general partners is the managing member of the LLC. In February, 2005 the Partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partners’ capital, have been made to the previously issued financial statements to conform to the current year classification.

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $13,442 in mortgage servicing fees during the first quarter of 2006.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived $8,723 in asset management fees during the first quarter of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of March 31, 2006 the Partnership’s investment in this property was $62,720.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of March 31, 2006 the Partnership’s investment in this property totaled $1,807,307, including accrued interest and advances. Management established a reserve of $26,500 at March 31, 2006 to offset a potential loss based upon the contract sale price on one of the three parcels. This property is jointly owned by two other affiliated partnerships.

In February, 2005 the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Costs of properties	$1,870,027	$1,870,027
Reduction in value	(26,500)	—
Real estate held for sale, net	$1,843,527	$1,870,027

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company (“LLC”), Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships’ investment in the property. The Partnership intends to undertake additional improvements to the property. As of March 31, 2006 the Partnership has capitalized approximately $54,699 in costs related to this property.

NOTE 6 – BANK LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of March 31, 2006 and December 31, 2005 and the interest rate was 8.00% (7.75% prime plus .25%) at March 31, 2006. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the three month period ended March 31, 2006 and for the year ended December 31, 2005. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December 2007.

NOTE 7 – NON-CASH TRANSACTIONS

During the year ended December 31, 2005 the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $831,178, a decrease in loans receivable of $776,228, a decrease in accrued interest of $49,422, and a decrease in advances of $5,528. In addition, an unsecured loan was written off against allowance for loan losses in the amount of $28,568.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans had a carrying value of $5,634,399 and $5,448,401 at March 31, 2006 and December 31, 2005, respectively. The fair value of these loans of $5,716,517 and $5,566,133, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Most loans are secured by recorded deeds of trust. At March 31, 2006 and December 31, 2005 there were 23 and 23 secured loans outstanding, respectively, with the following characteristics:

	March 31,	December 31,
	2006	2005
Number of secured loans outstanding	23	23
Total secured loans outstanding	$5,634,399	$5,448,401

Average secured loan outstanding	$244,974	$236,887
Average secured loan as percent of total secured loans	4.35%	4.35%
Average secured loan as percent of partners’ capital	2.64%	2.55%

Largest secured loan outstanding	$570,000	$634,479
Largest secured loan as percent of total secured loans	10.12%	11.65%
Largest secured loan as percent of partners’ capital	6.14%	6.84%
Largest secured loan as percent of total assets	6.07%	6.78%

Number of counties where security is located (all California)	14	13

Largest percentage of loans in one county	26.59%	22.37%

Average secured loan to appraised value of security based on	60.92%	67.18%
appraised values and prior liens at time loan was consummated

Number of secured loans in foreclosure status	None	None
Amount of secured loans in foreclosure status	None	None

Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at March 31, 2006 and December 31, 2005:

	March 31	December 31,
	2006	2005

First trust deeds	$4,094,455	$3,920,466
Second trust deeds	1,539,944	1,453,054
Third trust deeds	—	74,881
Total loans	5,634,399	5,448,401
Prior liens due other lenders at time of loan	3,610,093	4,272,101

Total debt	$9,244,492	$9,720,502

Appraised property value at time of loan	$15,174,250	$14,470,371

Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	60.92%	67.18%

Secured loans by type of property
Single family homes (1-4 Units)	$3,156,303	$2,944,330
Apartments	570,000	570,000
Commercial	1,251,738	1,487,019
Land	656,358	447,052

	$5,634,399	$5,448,401

Scheduled maturity dates of secured loans as of March 31, 2006 are as follows:

Year Ending December 31,

2006	$884,143
2007	1,166,358
2008	805,000
2009	913,863
2010	1,865,035
Thereafter	—

Total	$5,634,399

The scheduled maturities for 2006 above include approximately $64,143 in two loans, which were past maturity at March 31, 2006. Interest payments on both of these loans were current as of March 31, 2006.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

The Partnership has a portion of its loan receivable balance due on one loan from one borrower. This borrower accounted for approximately 10.12% of the loan balance and approximately 10.48% of interest revenue for the three month period ended March 31, 2006. The loan is not past due 90 days or more on interest payments nor is it 90 days or more past maturity.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or where loans are past maturity. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan as of March 31, 2006. As of March 31, 2006 the Partnership had no loans under workout agreement.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At March 31, 2006, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2006, the partnership owned five pieces of real property.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due are not insignificant, the carrying amount of the investment shall be reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral. If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Forward Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future loan payoffs, future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals and 2006 annualized yield estimates. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Related Parties.

The general partners of the Partnership are Gymno Corporation and Michael R. Burwell. Most Partnership business is conducted through Redwood Mortgage Corp., an affiliate of the general partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. Michael R. Burwell is President and Chief Financial Officer of Gymno Corporation and Redwood Mortgage Corp. The fees received by the affiliate to the general partners are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the affiliate to the general partner subject to limitations imposed by the partnership agreement. In the past, the affiliate to the general partners has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $28,650 and $30,350 for the three month periods ended March 31, 2006 and 2005.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $0 and $17,704 were incurred for the three month periods ended March 31, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $13,442 in mortgage servicing fees during the first quarter of 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $0 and $8,583 were incurred by the Partnership for the three month periods ended March 31, 2006 and 2005, respectively. The general partners waived $8,723 in asset management fees during the first quarter of 2006.

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $1,300 and $3,034 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $1,261 and $1,391 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaling $3,264 and $3,843 for the three month periods ended March 31, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of March 31, 2006 and 2005, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the three months ended March 31, 2006 and 2005

Changes in the Partnership’s operating results for the three month periods ended March 31, 2006 as compared to 2005 are discussed below:

Changes during the three months ended March 31, 2006 as compared to 2005
Net income increase/(decrease)	$(12,970)

Revenue
Interest on loans	$(42,069)
Interest – interest bearing accounts	1,630
Late fees	(921)
Other	4,713
$(36,647)

Expenses
Mortgage servicing fees	$(17,704)

Clerical costs through Redwood Mortgage Corp.	(579)
Asset management fees	(8,583)
Recovery of losses on loans and
real estate held for sale	(10,091)
Professional services	8,570
Printing, supplies and postage	(743)
Other	5,453
$(23,677)

Net income increase/(decrease)	$(12,970)

The decrease in interest on loans of $42,069 (24.56%) for the three month period ended March 31, 2006 as compared to the same periods in 2005 was primarily due to a decrease in the average loan portfolio outstanding to $5,786,583 as of March 31, 2006 from $6,716,321 as of March 31, 2005. The decrease in interest is also attributed to a decrease in the average interest rate, which stood at 9.27% as of March 31, 2006 as compared to 9.32% as of March 31, 2005. The decline in average outstanding loans is attributed to loan payoffs in late 2005 and during the first quarter of 2006 and the inability of the partnership to find appropriate lending opportunities to replace the paid off loans. We anticipate that the cash generated from these payoffs will be invested in loans during the second quarter of 2006.

The increase in other income of $4,713 (423.83%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to the Partnership receiving $4,337 in recoveries from an unsecured debtor whose balance was fully provided for in the loan loss reserve. The partnership also gained $378 more in early withdrawal penalties in the current quarter as compared to the first quarter in 2005.

The decrease in late charges of $921 (47.87%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to a reduction in delinquent loans.

An increase in interest income bank of $1,630 (835.90%) was primarily due to an average higher cash balance the partnership maintained in its money market account of $1,208,863 during the first quarter of 2006 as compared to an average balance of $130,443 during the first quarter of 2005.

The decrease in mortgage servicing fees of $17,704 (100.00%) for the three month period ended March 31, 2006 as compared to the same period in 2005, was primarily due to a decrease in the average loan portfolio balance to $5,786,583 as of March 31, 2006 from an average portfolio balance of $6,716,321 as of March 31, 2005. In addition, Redwood Mortgage Corp., the servicing agent for the partnership, waived the mortgage servicing fees of $13,442 for the first quarter of 2006.

The decrease in provisions for losses on loans and real estate held for sale of $10,091 (102.31%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is due a management determination that the allowance for loan losses of $643,037 as of March 31, 2006 was adequate to offset potential losses on loans. At March 31, 2006, there were lower loan balances, no delinquencies and no foreclosures.

The increase in professional fees of $8,570 (76.66%) for the three month period ended March 31, 2006 as compared to the same period in 2005 is due to general accounting cost increases in 2006 for legal services, audits, tax return processing and the timing of billings.

The decrease in asset management fees of $8,583 (100.00%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was due to the waiving of such fees by the general partners.

The increase in other expenses of $5,453 (228.06%) for the three month period ended March 31, 2006 as compared to the same period in 2005 was primarily due to an increase in upkeep costs for the real estate held for sale properties. The partnership spent $7,844 and $1,238 during the three month period ended March 31, 2006 and 2005 respectively.

The decrease in clerical costs of $579 (15.07%) for the three month period ended March 31, 2006 as compared to the same periods in 2005 is primarily due to lower servicing costs.

Partnership capital increased by $2,009 during the first three months of 2006 as the aggregate of earnings distributions and capital liquidations was less than the net income level of the Partnership. For the three month period ended March 31, 2006 limited partners’ net income was $124,865 as compared to earnings distributions of $44,752 and capital liquidations of $78,104, which totaled $122,856, as compared to limited partners’ net income of $137,705 as compared to earnings distributions of $45,259 and capital liquidations of $74,229, which totaled $119,488 for the corresponding period in 2005. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners’ capital. This growth in capital has caused higher asset management fees to the partnership. The asset management fees paid to the general partners for the first quarter of 2006 was $8,723, an increase of $140 (1.63%) as compared to $8,583 for the first quarter of 2005.

At March 31, 2006 there were no outstanding loans with filed notices of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $28,650 and $30,350 for the three month periods ended March 31, 2006 and 2005, respectively. The decrease of $1,700 for the three month period ended March 31, 2006 as compared to the same period in 2005 is due to a lower fee rate charged on loan fundings of $1,290,000 and $1,145,000 during the first quarter of 2006 and 2005, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2004, 2005 and continuing in 2006, the economy and the Northern California Real Estate Market has remained strong. At March 31, 2006 the Partnership had no loans past due 90 days or more in interest payments with no loans in foreclosure. Two loans with total principal balance of $64,143 were current in interest payments but were past maturity as of March 31, 2006.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has no loans in workout agreements with borrowers as of March 31, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2006, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $669,537 at March 31, 2006. These provisions for losses were made to guard against collection losses. The total provision for losses as of March 31, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provision for losses on loans and real estate held for sale of $689,491 as of March 31, 2006 is considered to be reasonable.

As of March 31, 2006, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 60.92%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

PORTFOLIO REVIEW – For the three months ended March 31, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2006 and 2005 the Partnership’s loans secured by real property collateral in five of the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, and Contra Costa) represented $3,962,419 (70.33%) and $3,571,744 (59.09%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of March 31, 2006 and 2005, the Partnership held 23 and 27 loans respectively in the following categories:

March 31, 2006	March 31, 2005

Single Family Homes (1-4 units)	$ 3,156,303	56%	$ 3,536,230	59%
Commercial	1,251,738	22%	2,312,480	38%
Apartments (5+ units)	570,000	10%	195,454	3%
Land	656,358	12%	-	-

Total	$ 5,634,399	100%	$ 6,044,164	100%

As of March 31, 2006, the Partnership held 23 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of March 31, 2006

	# of Loans	Amount	Percent

1st Mortgages	15	$4,094,455	73%
2nd Mortgages	8	1,539,944	27%
Total	23	$5,634,399	100%

Maturing 12/31/06 and prior	4	884,143	16%
Maturing prior to 12/31/07	3	1,166,358	21%
Maturing prior to 12/31/08	3	805,000	14%
Maturing after 12/31/08	13	2,778,898	49%
Total	23	$5,634,399	100%

Average Secured Loan		$244,974	4%
Largest Secured Loan		570,000	10%
Smallest Secured Loan		11,249	0.20%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			60.92%

The Partnership’s largest loan in the principal amount of $570,000 represents 10.12% of outstanding secured loans and 6.08% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

The Partnership relies upon loan payoffs, borrowers’ mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans. Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership. If interest rates were to increase substantially, the yield of the Partnership’s loans may provide lower yields than other comparable debt-related investments. Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest, may cause a dilution of the Partnership’s yield on loans, thereby lowering the Partnership’s overall yield to the limited partners. The Partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest. Should such an event occur, the general partners would desire to pay off the line of credit. Retirement of the line of credit would reduce the overall liquidity of the Partnership. Cash is constantly being generated from borrower payments of interest, principal and loan payoffs. Currently, cash flow greatly exceeds Partnership expenses and earnings distribution requirements. Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the Partnership credit line or for other Partnership business.

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the three month period ended March 31, 2006 and 2005, the Partnership made following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	March 31, 2006	March 31, 2005

Compounding	$80,113	$92,446
Distributing	$44,752	$45,259

As of March 31 2006 and 2005, limited partners electing to withdraw earnings represented 36% and 33% of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the three months ended March 31, 2006 and 2005, $16,726 and $12,004, respectively were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2006 and 2005, respectively.

Additionally, for the three months ended March 31, 2006 and 2005, $61,379 and $62,225, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the three months ended March 31, 2006 and 2005 were:

Three months ended March 31,

	Earnings		Capital
	Liquidation		Liquidation	Total

2006	$44,752	*	$78,104	$122,856

2005	$45,259	*	$74,229	$119,488

* These are gross amounts, which are not net of early withdrawal penalties.

In some cases in order to satisfy Broker Dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the Partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account. This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities. In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation. The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00. Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors. The reporting Units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the Partnership. Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors. The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding. The capital account balance of each investor should be included on any NASD member client account statement in providing a per Unit estimated value of the client’s investment in the Partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the Partnership Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale. No public trading market exists for the Partnership’s Units and none is likely to develop. Thus, there is no certainty that the Units can be sold at a price equal to the stated value of the capital account. Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the Partnership, which may include early withdrawal penalties.

Current Economic Conditions.

During 2005 and through the first quarter of 2006, the United States economy as a whole preformed well. The 2005 and the estimated first quarter of 2006 Gross Domestic Product increased at an annualized rate of 3.5% and 4.8% (BEA). The United States average annual unemployment rate for 2005 was 4.9% and had declined to 4.7% by March 2006. This continues the downward trend since the beginning of 2005. The California unemployment rate has been falling from its last high of 6.9% in October of 2003 to the March, 2006 current low of 4.8% (U.S. Bureau of Labor Statistics). The rate of inflation concerns many with energy costs having risen significantly over the last year. The consumer price index rose 3.4% in 2005 compared to 3.3% for 2004. The March, 2006 Consumer Price Index was 3.6% higher than March of 2005.

In spite of the rise in energy costs, the Consumer Price Index has remained relatively stable. The Federal Reserve has been relentless in its continued policy of raising the Federal Funds Rate, citing inflation concerns and wanting to maintain sustainable economic growth. The Federal Reserve Board has raised the Federal Funds Rate upward in increments of 0.25% at each of its meetings from 1.0% in July, 2004 to the March 31, 2006 Federal Funds Rate of 5.25%. Short term interest rates responded quickly to the changes in the Federal Funds Rate changes but 15 and 30 year mortgage rates have been much slower to react. During the first quarter of 2006, 30 year mortgage rates have been increasing and during the week of April 21, 2006 reached and averaged 6.58%; the highest since the week of June 20, 2002 when they averaged 6.63%.

The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of March 31, 2006 and 2005, approximately 70.33% ($3,962,419) and 59.09% ($3,571,744) of the loans held by the Partnership were in five of the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2006. According to Dataquick, the median price of a California home in March, 2006 was $473,000; a new record, which was 12.4% higher than in March, 2005. In the nine county San Francisco Bay Area the median price of a single family home in March, 2006 was $622,000, which was 9.5% above the March, 2005 median single family home sales price of $568,000. The total sales volumes, the number of homes sold, has been declining during the first quarter of 2006 as compared to 2005. March 2006 did see a dramatic pick up in total number of sales but still fell short of the all time record high for March 2005. The sales volume for March 2006 was the third highest March sales volume on record. The slow down in the number of homes sold has not significantly impacted residential sales prices. Mortgage interest rates for both fixed and adjustable rate loans have been rising, decreasing housing affordability. Rising interest rates and decreasing sales volumes will likely slow down the rate of housing appreciation we have seen over the last two years. Nonetheless, a strong residential real estate marketplace exists and as such, increases lending opportunities and assists in providing adequate equity to help repay mortgage debt should borrowers become delinquent in their payments.

Commercial real estate in the San Francisco Bay Area continued its rebound. CB Richard Ellis reports the total vacancy rate in San Francisco decreased from 15.4% in 2004, to 12% in 2005, and to 11.5% in the first quarter of 2006. The San Francisco leasing market absorbed an estimated 439,000 square feet net during the first quarter of 2006. Sales of San Francisco commercial office buildings are brisk with record per square foot prices being attained and 2005 being a record volume sales year. A healthy commercial real estate market increases lending opportunities and assists in providing adequate equity to repay mortgage debt should borrowers become delinquent in their payments.

For Partnership loans outstanding as of March 31, 2006, the Partnership had an average loan-to-value ratio of 60.92%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table. None

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the partnership pursuant to its line of credit as of March 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2006:

	2006	2007	2008	2009	2010	There- after	Total
Interest earning assets:
Money market accounts	$1,368,725						$1,368,725
Average interest rate	0.60%						0.60%
Unsecured loans				$157,650			$157,650
Average interest rate				0%			0%
Loans secured by
deeds of trust	$884,143	$1,166,358	$805,000	$913,863	$1,865,035	—	$5,634,399
Average interest rate	9.25%	9.39%	9.77%	9.10%	9.20%	—	9.31%
Interest bearing liabilities:
Line of credit	—						—
Interest rate	8.00%						8.00%

Market Risk.

The Partnership’s line of credit bears interest at a variable rate, tied to the prime rate. As a result, the Partnership’s primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership’s security for its loans.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of March 31, 2006 the general partners have determined that the allowance for loan and real estate losses of $669,537 (7.21% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of March 31, 2006, two loans totaling $64,143 were past maturity 90 days or more but were current in interest payments. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on these loans. The allowance for loan and real estate losses of $689,491 as of March 31, 2006 is considered reasonable to offset potential loss in loan collections and real estate losses in the future.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2006.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial Officer

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell

____________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

May 12, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

______________________________

Michael R. Burwell, General Partner

May 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

________________________________

Michael R. Burwell, President,

Secretary/Treasurer & Chief Financial

Officer of Gymno Corporation, General Partner

May 12, 2006