Form 10-Q
period 2006-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2006-08-14
CIK 854092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1.	FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$451,956	$1,627,384

Loans
Loans, secured by deeds of trust	6,571,958	5,448,401
Loans, unsecured, net discount of $69,915 and
$71,971 for June 30, 2006 and December 31,
2005, respectively	153,118	161,987
	6,725,076	5,610,388
Allowance for loan losses	(627,727)	(700,536)
Net loans	6,097,349	4,909,852

Interest and other receivables
Accrued interest and late fees	86,931	64,304
Advances on loans	6	6
Total interest and other receivables	86,937	64,310

Investment in limited liability company	899,053	882,641
Real estate held for sale, net	1,843,527	1,870,027
Other	25,804	—

Total assets	$9,404,626	$9,354,214

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Other liabilities	24,640
Payable to affiliate	71,998	71,998
Total liabilities	96,638	71,998

Partners’ capital
Limited partners’ capital, subject to redemption	9,296,015	9,270,243
General partners’ capital	11,973	11,973
Total partners’ capital	9,307,988	9,282,216

Total liabilities and partners’ capital	$9,404,626	$9,354,214

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005 (unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$141,887	$148,797	$271,076	$320,055
Interest-interest bearing accounts	3,975	1,040	5,800	1,235
Late fees	2,105	1,824	3,108	3,748
Other	1,537	558	3,025	1,670
	149,504	152,219	283,009	326,708
Expenses
Mortgage servicing fees	—	14,259	—	31,963
Clerical costs through Redwood
Mortgage Corp.	3,115	2,943	6,379	6,786
Asset management fees	—	8,599	—	17,182
Recovery on losses on loans and
real estate held for sale	(15,310)	(28,002)	(39,601)	(37,865)
Professional services	20,641	14,345	40,390	25,524
Printing supplies and postage	3,482	2,875	4,295	4,431
Other	11,449	1,852	19,293	4,243
	23,377	16,871	30,756	52,264
Net income	$126,127	$135,348	$252,253	$274,444

Net income: general partners (1%)	$1,261	$1,353	$2,523	$2,744
limited partners (99%)	124,866	133,995	249,730	271,700
	$126,127	$135,348	$252,253	$274,444
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$15	$27	$30

-where partner receives income in monthly
distributions	$13	$15	$27	$30

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$252,253	$274,444
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate	(39,601)	(37,865)
Early withdrawal penalty credited to income	(2,598)	(1,404)
Amortization of discount on unsecured loans	(2,056)	(10,743)
Change in operating assets and liabilities
Accrued interest and advances on loans	(22,627)	14,405
Accounts payable and other liabilities	24,640	(5,825)
Other assets	(25,804)	(527)

Net cash provided by operating activities	184,207	232,485

Cash flows from investing activities
Principal collected on loans	1,847,586	2,754,099
Loans originated	(2,977,851)	(2,335,000)
Payments for real estate held for sale	—	(9,994)
Investment in limited liability company	(16,412)	(40,238)
Proceeds from unsecured loans	10,925	5,752

Net cash provided by (used in) investing activities	(1,135,752)	374,619

Cash flows from financing activities
Partners’ withdrawals	(223,883)	(208,645)

Net cash used in financing activities	(223,883)	(208,645)

Net (decrease)/increase in cash and cash equivalents	(1,175,428)	398,459

Cash and cash equivalents - beginning of period	1,627,384	346,393

Cash and cash equivalents - end of period	$451,956	$744,852

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

At June 30, 2006 and December 31, 2005 there were no loans categorized as impaired by the Partnership.

As of June 30, 2006 and December 31, 2005, the Partnership had one and two loans past due 90 days or more in interest payments and/or past maturity. The outstanding principal balances of these loans at June 30, 2006 and December 31, 2005 were $531,559 and $64,332, respectively. In the opinion of management, the delinquent and/or past maturity loan as of June 30, 2006 has sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,		December 31,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate – mortgage
Single family (1-4 units)	$271,549	59.52%	$286,542	54.04%
Apartments	31,771	18.06%	29,026	10.46%
Commercial	94,537	12.36%	159,612	27.29%
Land	76,752	10.06%	63,368	8.21%
Total real estate mortgage	$474,609	100.00%	$538,548	100.00%

Unsecured	153,118	100.00%	161,988	100.00%
Total unsecured	$153,118	100.00%	$161,988	100.00%

Total allowance for loan losses	$627,727	100.00%	$700,536	100.00%

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six month period ended June 30, 2006 and the year ended December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
Balance at beginning of period	$700,536	$745,476

Charge-offs
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	6,708	—
Commercial	—	28,568
Land	—	—
	(6,708)	(28,568)
Recoveries
Domestic
Real estate - mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	(6,708)	(28,568)
Additions (recovery) charge to operations	(39,601)	(16,372)
Transfer to real estate held for sale reserve	(26,500)	—

Balance at end of period	$627,727	$700,536

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.11%	0.45%

Investment in limited liability company

Investment in limited liability company (“LLC”) is accounted for using the equity method as one of the Partnership’s general partners is the managing member of the LLC. In February 2005, the Partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $27,625 in mortgage servicing fees during the first half of 2006.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived $17,448 in asset management fees during the first half of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow. Interest in land sales for commercial sites has been improving. As of June 30, 2006 the Partnership’s investment in this property was $62,720.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. As of June 30, 2006 the Partnership’s investment in this property totaled $1,807,307, including accrued interest and advances. Management established a reserve of $26,500 at June 30, 2006 to offset a potential loss based upon the contract sale price on one of the three parcels. This property is jointly owned by two other affiliated partnerships.

In February 2005, the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Costs of properties	$1,870,027	$1,870,027
Reduction in value	(26,500)	—

Real estate held for sale, net	$1,843,527	$1,870,027

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company (“LLC”), Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships’ investment in the property. The Partnership intends to undertake additional improvements to the property. As of June 30, 2006 the Partnership has capitalized approximately $62,351 in costs related to this property.

NOTE 6 – BANK LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of June 30, 2006 and December 31, 2005 and the interest rate was 8.25% (8.00% prime plus .25%) at June 30, 2006. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the six month period ended June 30, 2006 and for the year ended December 31, 2005. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December 2007.

NOTE 7 – NON-CASH TRANSACTIONS

During the year ended December 31, 2005, the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $831,178, a decrease in loans receivable of $776,228, a decrease in accrued interest of $49,422, and a decrease in advances of $5,528. In addition, an unsecured loan was written off against allowance for loan losses in the amount of $28,568.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans had a carrying value of $6,571,958 and $5,448,401 at June 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $6,782,798 and $5,566,133, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Most loans are secured by recorded deeds of trust. At June 30, 2006 and December 31, 2005 there were 22 and 23 secured loans outstanding, respectively, with the following characteristics:

	June 30,	December 31,
	2006	2005
Number of secured loans outstanding	22	23
Total secured loans outstanding	$6,571,958	$5,448,401

Average secured loan outstanding	$298,725	$236,887
Average secured loan as percent of total secured loans	4.55%	4.35%
Average secured loan as percent of partners’ capital	3.21%	2.55%

Largest secured loan outstanding	$570,000	$634,479
Largest secured loan as percent of total secured loans	8.67%	11.65%
Largest secured loan as percent of partners’ capital	6.12%	6.84%
Largest secured loan as percent of total assets	6.06%	6.78%

Number of counties where security is located (all California)	13	13

Largest percentage of loans in one county	28.65%	22.37%

Average secured loan to appraised value of security based on	62.95%	67.18%
appraised values and prior liens at time loan was consummated

Number of secured loans in foreclosure status	1	None
Amount of secured loans in foreclosure status	$531,559	None

Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

First trust deeds	$4,523,731	$3,920,466
Second trust deeds	2,048,227	1,453,054
Third trust deeds	—	74,881
Total loans	6,571,958	5,448,401
Prior liens due other lenders at time of loan	4,628,713	4,272,101

Total debt	$11,200,671	$9,720,502

Appraised property value at time of loan	$17,793,773	$14,470,371

Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	62.95%	67.18%

Secured loans by type of property
Single family homes (1-4 Units)	$3,911,499	$2,944,330
Apartments	812,500	570,000
Commercial	1,186,957	1,487,019
Land	661,002	447,052

	$6,571,958	$5,448,401

Scheduled maturity dates of secured loans as of June 30, 2006 are as follows:

Year Ending December 31,

2006	$820,000
2007	1,793,502
2008	805,000
2009	1,241,285
2010	1,412,171
Thereafter	500,000

Total	$6,571,958

The scheduled maturities for 2006 above had no loans past maturity at June 30, 2006.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The Partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or where loans are past maturity. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan. As of June 30, 2006 the Partnership had no loans under workout agreement.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At June 30, 2006, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2006, the Partnership owned five pieces of real property.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2006 annualized yield estimates, beliefs regarding the value of the parcel of land located in East Palo Alto, California acquired by the Partnership through foreclosure, beliefs relating to the Partnership’s compliance with its loan covenants, beliefs relating to the effects of various legal actions arising in the normal course of business, the Partnership’s intention not to sell its loan portfolio, management’s beliefs relating to the sufficiency of collateral, trends in the California real estate market moving towards normalcy, and the healthy commercial real estate market increasing lending opportunities. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected material adverse changes in economic conditions and interest rates, including such conditions in California, a material adverse decline in the market for real estate in California, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $63,662 and $53,650 for the six month periods ended June 30, 2006 and 2005, and $35,012 and $23,300 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $0 and $31,963 were incurred for the six month periods ended June 30, 2006 and 2005, and $0 and $14,259 were incurred for the three month periods ended June 30, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $27,625 in mortgage servicing fees during the first half of 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $0 and $17,182 were incurred by the Partnership for the six month periods ended June 30, 2006 and 2005, and $0 and $8,599 were incurred for the three month periods ended June 30, 2006 and 2005, respectively. The general partners waived $17,448 in asset management fees during the first half of 2006.

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $2,320 and $4,155 for the six month periods ended June 30, 2006 and 2005, and $1,020 and $1,121 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $2,523 and $2,744 for the six month periods ended June 30, 2006 and 2005, and $1,261 and $1,353 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaling $6,379 and $6,786 for the six month periods ended June 30, 2006 and 2005, and $3,115 and $2,943 for the three month periods ended June 30, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of June 30, 2006 and 2005, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the six and three months ended June 30, 2006 and 2005

Changes in the Partnership’s operating results for the six and three month periods ended June 30, 2006 as compared to 2005 are discussed below:

	Changes during the six months ended June 30, 2006 versus 2005	Changes during the three months ended June 30, 2006 versus 2005
Net income decrease	$(22,191)	$(9,221)
Revenue
Interest on loans	(48,979)	(6,910)
Interest – interest bearing accounts	4,565	2,935
Late fees	(640)	281
Other	1,355	979
	$(43,699)	$(2,715)

Expenses
Mortgage servicing fees	(31,963)	(14,259)
Clerical costs through Redwood Mortgage Corp.	(407)	172
Asset management fees	(17,182)	(8,599)
Recovery of losses on loans and
real estate held for sale	(1,736)	12,692
Professional services	14,866	6,296
Printing supplies and postage	(136)	607
Other	15,050	9,597
	$(21,508)	$6,506

Net income decrease	$(22,191)	$(9,221)

The decrease in interest on loans of $48,979 (15.30%) for the six month period and $6,910 (4.64%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 was primarily due to a decrease in the average loan portfolio outstanding to $5,944,797 as of June 30, 2006 from $6,790,815 as of June 30, 2005. The decrease in interest is offset by an increase in the average interest rate, which stood at 9.28% as of June 30, 2006 as compared to 9.16% as of June 30, 2005. The decline in average outstanding loans is attributed to loan payoffs in late 2005 and during the first half of 2006 and the inability of the Partnership to find appropriate lending opportunities to replace the paid off loans. The cash generated from these payoffs was substantially invested in loans as of June 30, 2006.

The increase in other income of $1,355 (81.14%) for the six month period and $979 (175.45%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 was primarily due to the Partnership receiving $2,598 in early withdrawal penalties for the six month period ended June 30, 2006 as compared to $1,404 that was received during the same period in 2005. These gains were offset by a decrease in other income of $283 and $281 during the six and three month periods ended June 30, 2006 as compared to the same periods in 2005.

The decrease in late charges of $640 (17.08%) for the six month period ended June 30, 2006 as compared to the same period in 2005 was primarily due to a reduction in late mortgage payments by the borrowers. The increase in late charges of $281 (15.41%) for the three month period ended June 30, 2006 as compared to the same period in 2005 was due to one loan becoming delinquent ninety days or more in interest payment versus no delinquent loans in 2005.

An increase in interest income bank of $4,565 (369.64%%) for the six month period and $2,935 (282.21%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 was primarily due to an overall average higher cash balance the Partnership maintained in its money market account of $950,000 during the first half of 2006 as compared to an average balance of $368,669 during the first half of 2005.

The decrease in mortgage servicing fees of $31,963 (100.00%) for the six month period and $14,259 (100.00%) for the three month period ended June 30, 2006 as compared to the same periods in 2005, was partially due to a decrease in the average loan portfolio balance to $5,944,797 as of June 30, 2006 from an average portfolio balance of $6,790,815 as of June 30, 2005. In addition, Redwood Mortgage Corp., the servicing agent for the Partnership, waived the mortgage servicing fees of $27,625 for the first half of 2006.

The increase in recovery of losses on loans and real estate held for sale of $1,736 (4.58%) for the six month period and decrease of $12,692 (45.33%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is due management’s determination that the allowance for loan losses of $627,727 as of June 30, 2006 was adequate to offset potential losses on loans. In addition, the Partnership received $8,597 and $4,260 for the six and three month periods ended June 30, 2006, respectively, in recoveries from an unsecured debtor whose balance has been fully provided for in the loan loss reserve.

The increase in professional fees of $14,866 (58.24%) for the six month period and $6,296 (43.89%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 is due to general professional cost increases in 2006 for legal services, audits, tax return processing and the timing of billings.

The decrease in asset management fees of $17,182 (100.00%) for the six month period and $8,599 (100.00%) for the three month period ended June 30, 2006 as compared to the same periods in 2005 was due to the waiving of such fees by the general partners.

The increase in other expenses of $15,050 (354.71%) for the six month period and $9,597 (518.20%) for the three month period ended June 30, 2006 as compared to the same period in 2005 was primarily due to an increase in upkeep costs for the real estate held for sale properties. The Partnership spent $17,893 and $1,629 during the six month period and $10,049 and $391 during the three month period ended June 30, 2006 and 2005, respectively.

The decrease in clerical costs of $407 (6.00%) for the six month period ended June 30, 2006 as compared to the same period in 2005 is primarily due to lower servicing costs. The increase of $172 (5.84%) for the three month period ended June 30, 2006 as compared to the same period in 2005 was due to a partial waiver of clerical costs totaling $755 for the three month period ended June 30, 2005.

Partnership capital increased by $25,772 during the first six months of 2006 as the aggregate of earnings distributions and capital liquidations was less than the net income level of the Partnership. For the six month period ended June 30, 2006 limited partners’ net income was $249,730 versus earnings distributions of $89,368 and capital liquidations of $134,590, which totaled $223,959, as compared to limited partners’ net income of $271,700 versus earnings distributions of $90,284 and capital liquidations of $117,020, which totaled $207,304 for the corresponding period in 2005. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners’ capital. This growth in capital has caused higher asset management fees to the Partnership. The asset management fees for the six month period ended June 30, 2006 was waived. This would have otherwise cost the Partnership $17,448, an increase of $266 (1.55%) as compared to $17,182 for the first half of 2005.

At June 30, 2006 there was one outstanding loan with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $63,662 and $53,650 for the six month periods and $35,012 and $23,300 for the three month periods ended June 30, 2006 and 2005, respectively. The increase of $10,012 (18.66%) and $11,712 (50.27%) for the six and three month periods ended June 30, 2006 as compared to the same period in 2005 is due to more loans that were funded totaling $2,986,448 and $2,335,000 for the six month period and $1,672,500 and $1,190,000 for the three month period ended June 30, 2006 and 2005, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. At June 30, 2006 the Partnership had one loan, which was past due 90 days or more in interest payments and in foreclosure. No loans were past maturity as of June 30, 2006.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has no loans in workout agreements with borrowers as of June 30, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2006, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $654,227 at June 30, 2006. These provisions for losses were made to guard against collection losses. The total provision for losses as of June 30, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provision for losses on loans and real estate held for sale of $654,227 as of June 30, 2006 is considered to be reasonable.

As of June 30, 2006, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 62.95%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

PORTFOLIO REVIEW – For the six and three months ended June 30, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2006 and 2005 the Partnership’s loans secured by real property collateral in five and six of the San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin and Contra Costa) represented $4,741,186 (72.14%) and $4,318,061 (69.72%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of June 30, 2006 and 2005, the Partnership held 22 and 26 loans respectively in the following categories:

	June 30,
	2006		2005
Single Family Homes (1-4 units)	$ 3,911,499	60%	$ 3,059,916	50%
Commercial	1,186,957	18%	2,311,519	37%
Apartments (5+ units)	812,500	12%	821,716	13%
Land	661,002	10%	—	—

Total	$ 6,571,958	100%	$ 6,193,151	100%

As of June 30, 2006, the Partnership held 22 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of June 30, 2006

	# of Loans	Amount	Percent

1st Mortgages	13	$4,523,731	69%
2nd Mortgages	9	2,048,227	31%
Total	22	$ 6,571,958	100%

Maturing 12/31/06 and prior	2	$ 820,000	13%
Maturing prior to 12/31/07	5	1,793,502	27%
Maturing prior to 12/31/08	3	805,000	12%
Maturing after 12/31/08	12	3,153,456	48%
Total	22	$ 6,571,958	100%

Average Secured Loan		$ 298,725	5%
Largest Secured Loan		570,000	9%
Smallest Secured Loan		5,141	0.08%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			62.95%

The Partnership’s largest loan in the principal amount of $570,000 represents 8.67% of outstanding secured loans and 6.08% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the six and three month period ended June 30, 2006 and 2005, the Partnership made following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Compounding	$160,362	$181,416	$80,250	$88,970
Distributing	$89,368	$90,284	$44,616	$45,025

As of June 30, 2006 and 2005, limited partners electing to withdraw earnings represented 37% and 33% of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the six and three month periods ended June 30, 2006 and 2005, $32,481, $17,556, $15,755 and $5,552, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2006 and 2005, respectively.

Additionally, for the six and three month periods ended June 30, 2006 and 2005, $102,109, $99,465, $40,731 and $37,239, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the six and three months ended June 30, 2006 and 2005 were:

	Six months ended June 30,				Three months ended June 30,
	Earnings		Capital		Earnings		Capital
	Liquidation		Liquidation	Total	Liquidation		Liquidation	Total

2006	$89,368	*	$134,590	$223,958	$44,616	*	$56,486	$101,102

2005	$90,284	*	$117,021	$207,305	$45,025	*	$42,791	$87,816

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

Current Economic Conditions.

The current economic expansion is now in its fifth year. Having begun in 2001, this expansion started slowly but gathered momentum in response to fiscal and monetary stimulus. As part of the increased economic activity the national unemployment rate has declined from about 6.0% three years ago to about 4.6% today. The California unemployment rate has declined to 4.9% from 5.4% in June of 2005 and its last high of 6.9% in 2003. The United States economy seems to be operating relatively close to full production. As such inflation is a concern. Inflation increased 4.0% in the second quarter of 2006 after increasing 2.7% in the first quarter. In response to this and other concerns the federal reserve has been increasing interest rates by raising the federal funds rate seventeen consecutive times since June of 2004 to the present 5.25% at its June 2006 meeting. Short term interest rates responded quickly to the changes in the Federal Funds Rate. At August 1, 2006 the Prime Rate was 8.25%. Longer term interest rates have been slower to react. During the second quarter of 2006 June 30-year fixed rate mortgages increased to 6.68%. This was 19.7% higher than the June 2005 30-year fixed rate of 5.58% (California Association of Realtors). It would seem that the increases in the Federal Funds Rate are having their desired effect of slowing the economy and the expansion down.

The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of June 30, 2006 and 2005, approximately 72.14% ($4,741,186) and 69.72% ($4,318,061) of the loans held by the Partnership were in five and six of the San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the second quarter of 2006. According to Dataquick, the median price in California of new and resale houses and condos in June 2006 was a new record high of $478,000. This compares to $469,000 in June 2005. Like California, the San Francisco Bay Area also saw a record median sales price of $644,000 up 2.1% from the May 2006 record median and up 5.6% from the June of 2005 median price of $610,000. The number of houses sold is trending down and inventories of unsold homes are increasing. Statewide the number of homes sold in June of 2006 compared to June 2005 was down 20.7% to 53,700 from 67,750. Likewise, San Francisco Bay Area sales slowed with 9,892 new and resale and condos sold in June of 2006 compared to 13,014 in June of 2005 a 24% reduction. These numbers might be of concern if they were being compared to a normal market; however, the market place in 2005 and 2004 was by most accounts one of the most robust on record. The trends we are now seeing are moving towards normalcy. A more normal real estate marketplace is positive for the Partnership as transactions can occur in a more orderly fashion and residential values will tend to stabilize.

The commercial real estate market in the San Francisco Bay Area continued to improve. Grubb and Ellis reported that San Francisco experienced its 12th straight quarter of rising office rents and shrinking vacancies. During the second quarter of 2006, the city saw 355,000 square feet of positive office space absorption causing the vacancy rate to fall to 13.6%. Silicon Valley and the East Bay communities also experienced similar rental absorption and slowly increasing lease rates. The healthy commercial real estate market increases lending opportunities an assists in providing adequate equity to help protect our mortgage debt.

For Partnership loans outstanding as of June 30, 2006, the Partnership had an average loan-to-value ratio of 62.95%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Contractual Obligations Table. None

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the Partnership pursuant to its line of credit as of June 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market
accounts	$235,601						$235,601
Average interest rate	0.59%						0.59%
Unsecured loans				$153,118			$153,118
Average interest rate				0%			0%
Loans secured by
deeds of trust	$820,000	1,793,502	805,000	1,241,285	1,412,171	500,000	$6,571,958
Average interest rate	9.20%	9.29%	9.77%	8.81%	9.24%	8.87	9.21%
Interest bearing
liabilities:
Line of credit	—						—
Interest rate	8.25%						8.25%

Market Risk.

The Partnership’s line of credit bears interest at a variable rate, which is tied to the prime rate. As a result, the Partnership’s primary market risk exposure with respect to its obligations is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit. The Partnership may also suffer market risk tied to general trends affecting real estate values that may impact the Partnership’s security for its loans.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are expected to be held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of June 30, 2006 the general partners have determined that the allowance for loan and real estate losses of $654,227 7.03% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of June 30, 2006, one loan was past due 90 days or more in interest payments totaling $531,559. This loan was also in foreclosure status. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on these loans. The allowance for loan and real estate losses of $654,227 as of June 30, 2006 is considered reasonable to offset potential loss in loan collections and real estate losses in the future.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2006.

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

August 14, 2006

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

August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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

August 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

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

August 14, 2006