Form 10-Q
period 2006-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2006-11-14
CIK 854092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

BALANCE SHEETS

SEPTEMBER 30, 2006 and DECEMBER 31, 2005 (unaudited)

ASSETS

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$1,417,932	$1,627,384

Loans
Loans, secured by deeds of trust	5,941,134	5,448,401
Loans, unsecured, net discount of $67,859 and
$71,971 for September 30, 2006 and December 31,
2005, respectively	147,188	161,987
	6,088,322	5,610,388
Allowance for loan losses	(459,776)	(700,536)
Net loans	5,628,546	4,909,852

Interest and other receivables
Accrued interest and late fees	80,928	64,304
Advances on loans	1,160	6
Total interest and other receivables	82,088	64,310

Investment in limited liability company	867,355	882,641
Real estate held for sale, net	1,371,401	1,870,027
Other	32,615	—

Total assets	$9,399,937	$9,354,214

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Other liabilities	7,819	—
Payable to affiliate	71,998	71,998
Total liabilities	79,817	71,998

Partners’ capital
Limited partners’ capital, subject to redemption	9,308,147	9,270,243
General partners’ capital	11,973	11,973
Total partners’ capital	9,320,120	9,282,216

Total liabilities and partners’ capital	$9,399,937	$9,354,214

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005 (unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues
Interest on loans	$139,903	$197,654	$410,979	$517,709
Interest-interest bearing accounts	8,021	770	13,821	2,005
Late fees	1,638	5,526	4,746	9,274
Other	1,716	641	4,741	2,311
	151,278	204,591	434,287	531,299
Expenses
Mortgage servicing fees	—	22,729	—	54,692
Clerical costs through Redwood
Mortgage Corp.	3,010	3,498	9,389	10,284
Asset management fees	8,748	8,642	8,748	25,824
Recovery on losses on loans and
real estate held for sale	(4,141)	5,372	(43,742)	(32,493)
Professional services	6,322	13,222	46,712	38,746
Printing supplies and postage	786	1,412	5,081	5,843
Other	10,089	1,141	29,382	5,384
	24,814	56,016	55,570	108,280
Net income	$126,464	$148,575	$378,717	$423,019

Net income: general partners (1%)	$1,264	$1,486	$3,787	$4,230
limited partners (99%)	125,200	147,089	374,930	418,789
	$126,464	$148,575	$378,717	$423,019
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$16	$41	$47

-where partner receives income in monthly
distributions	$13	$16	$40	$46

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINEMONTHS ENDED SEPTEMBER 30, 2006 and 2005 (unaudited)

	2006	2005
Cash flows from operating activities
Net income	$378,717	$423,019
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate	(43,742)	(32,493)
Early withdrawal penalty credited to income	(3,766)	(1,844)
Amortization of discount on unsecured loans	(4,112)	(16,115)
Change in operating assets and liabilities
Accrued interest and advances on loans	(17,778)	(20,278)
Accounts payable and other liabilities	7,819	2,347
Other assets	(32,615)	—

Net cash provided by operating activities	284,523	354,636

Cash flows from investing activities
Principal collected on loans	3,226,250	4,462,402
Loans originated	(3,497,153)	(4,168,416)
Payments for real estate held for sale	—	(9,994)
Proceeds from disposition of real estate	79,780	—
Proceeds from investment in limited liability company	34,316	—
Payments on investment in limited liability company	(19,030)	(44,915)
Proceeds from unsecured loans	18,911	9,299

Net cash provided by (used in) investing activities	(156,926)	248,376

Cash flows from financing activities
Partners’ withdrawals	(337,049)	(290,705)

Net cash used in financing activities	(337,049)	(290,705)

Net (decrease)/increase in cash and cash equivalents	(209,452)	312,307

Cash and cash equivalents - beginning of period	1,627,384	346,393

Cash and cash equivalents - end of period	$1,417,932	$658,700

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

At September 30, 2006 and December 31, 2005 there were no loans categorized as impaired by the Partnership.

As of September 30, 2006 and December 31, 2005, the Partnership had two loans past due 90 days or more in interest payments and/or past maturity. The outstanding principal balances of these loans at September 30, 2006 and December 31, 2005 were $781,559 and $64,332, respectively. In addition, accrued interest advances and late charges on these loans totaled $33,650 and $361 at September 30, 2006 and December 31, 2005, respectively. In the opinion of management, the delinquent and/or past maturity loan as of September 30, 2006 has sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2006 and December 31, 2005 was as follows:

	September 30,		December 31,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:

Domestic
Real estate – mortgage
Single family (1-4 units)	$178,074	52.50%	$286,542	54.04%
Apartments	11,819	4.08%	29,026	10.46%
Commercial	60,922	28.17%	159,612	27.29%
Land	61,773	15.25%	63,368	8.21%
Total real estate mortgage	$312,588	100.00%	$538,548	100.00%

Unsecured	147,188	100.00%	161,988	100.00%
Total unsecured	$147,188	100.00%	$161,988	100.00%

Total allowance for loan losses	$459,776	100.00%	$700,536	100.00%

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine month period ended September 30, 2006 and the year ended December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
Balance at beginning of period	$700,536	$745,476

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	(6,708)	—
Commercial	—	(28,568)
Land	—	—
	(6,708)	(28,568)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	(6,708)	(28,568)
Additions (recovery) charge to operations	(43,742)	(16,372)
Transfer to real estate held for sale reserve	(190,310)	—

Balance at end of period	$459,776	$700,536

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.11%	0.45%

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

SEPTEMBER 30, 2006 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Redwood Mortgage Corp. waived $42,420 in mortgage servicing fees during the nine months ended September 30, 2006.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). The general partners waived $17,448 in asset management fees during the first half of 2006. Asset management fees of $8,748 were charged in the third quarter of 2006.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA, which is on the market for sale. The general partners believe that this property is worth considerably more than its carrying value, but it may take a considerable amount of additional time to sell the property and realize its full potential. The property is unique in that it may only be utilized for commercial or industrial uses. Until recently, land sales activity has been slow, but interest in land sales for commercial sites has been improving. As of September 30, 2006 the Partnership’s investment in this property was $62,720.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. The parcels are currently for sale. During the third quarter of 2006 the Partnership sold one of the three parcels at a loss of approximately $28,336 for which the Partnership had provided a loss reserve. As of September 30, 2006 the Partnership’s investment in this property totaled $1,308,681, including accrued interest and advances, and net of a valuation allowance of $161,974. This property is jointly owned by two other affiliated partnerships.

In February 2005, the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Costs of properties	$1,533,375	$1,870,027
Reduction in value	(161,974)	—

Real estate held for sale, net	$1,371,401	$1,870,027

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company (“LLC”), Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships’ investment in the property. The Partnership intends to undertake additional improvements to the property. As of September 30, 2006 the Partnership has capitalized approximately $64,969 in costs related to this property. The Partnership pursued its effort to recover funds from the guarantors of the original loan and during the third quarter obtained $34,316 from one of them. These proceeds were applied to reduce the Partnership’s investment.

NOTE 6 – BANK LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding as of September 30, 2006 and December 31, 2005 and the interest rate was 8.25% (8.00% prime plus .25%) at September 30, 2006. This line of credit expires December 2007 and requires the Partnership to meet certain financial covenants. To the best of its knowledge, the Partnership was in compliance with all loan covenants for the nine month period ended September 30, 2006 and for the year ended December 31, 2005. The Partnership anticipates that the line of credit will be renewed at its maturity. In the event that a renewal is not forthcoming, the Partnership has the option to convert the line of credit to a three year term loan beginning December 2007.

NOTE 7 – NON-CASH TRANSACTIONS

During the year ended December 31, 2005, the Partnership foreclosed on a property (see Note 5), which resulted in an increase in investment in limited liability company of $831,178, a decrease in loans receivable of $776,228, a decrease in accrued interest of $49,422, and a decrease in advances of $5,528. In addition, an unsecured loan was written off against allowance for loan losses in the amount of $28,568. In September 2006, the Partnership sold a real estate held for sale property and took back a note for $228,536, which matures in October of 2009.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Secured loans had a carrying value of $5,941,134 and $5,448,401 at September 30, 2006 and December 31, 2005, respectively. The fair value of these loans of $5,930,649 and $5,566,133, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Most loans are secured by recorded deeds of trust. At September 30, 2006 and December 31, 2005 there were 19 and 23 secured loans outstanding, respectively, with the following characteristics:

	September 30,	December 31,
	2006	2005
Number of secured loans outstanding	19	23
Total secured loans outstanding	$5,941,134	$5,448,401

Average secured loan outstanding	$312,691	$236,887
Average secured loan as percent of total secured loans	5.26%	4.35%
Average secured loan as percent of partners’ capital	3.36%	2.55%

Largest secured loan outstanding	$550,000	$634,479
Largest secured loan as percent of total secured loans	9.26%	11.65%
Largest secured loan as percent of partners’ capital	5.90%	6.84%
Largest secured loan as percent of total assets	5.85%	6.78%

Number of counties where security is located (all California)	12	13

Largest percentage of loans in one county	30.62%	22.37%

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan
was consummated	62.44%	67.18%

Number of secured loans in foreclosure status	1	None
Amount of secured loans in foreclosure status	$531,559	None

Over time, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

First trust deeds	$4,303,931	$3,920,466
Second trust deeds	1,637,203	1,453,054
Third trust deeds	—	74,881
Total loans	5,941,134	5,448,401
Prior liens due other lenders at time of loan	3,521,315	4,272,101

Total debt	$9,462,449	$9,720,502

Appraised property value at time of loan	$15,155,548	$14,470,371

Total secured loans as percent of appraisals based
on appraised values and prior liens at time loan
was consummated	62.44%	67.18%

Secured loans by type of property
Single family homes (1-4 Units)	$3,119,004	$2,944,330
Apartments	242,500	570,000
Commercial	1,673,805	1,487,019
Land	905,825	447,052

	$5,941,134	$5,448,401

Scheduled maturity dates of secured loans as of September 30, 2006 are as follows:

Prior to December 31, 2006	$250,000
Between January 1, 2007 and December 31, 2007	1,530,000
Between January 1, 2008 and December 31, 2008	992,289
Between January 1, 2009 and December 31, 2009	1,463,358
Between January 1, 2010 and December 31, 2010	1,205,487
Thereafter	500,000

Total	$5,941,134

The scheduled maturities for 2006 above had one loan past maturity at September 30, 2006 in the amount of $250,000.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

NOTE 9 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The Partnership places its cash and temporary cash investments with high credit quality institutions. Periodically, such investments may be in excess of federally insured limits.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or where loans are past maturity. Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan. As of September 30, 2006 the Partnership had no loans under workout agreement.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At September 30, 2006, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2006, the Partnership owned four pieces of real property.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering. Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. Loan brokerage commissions paid by the borrowers were $74,350 and $103,848 for the nine month periods ended September 30, 2006 and 2005, and $10,688 and $50,198 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Mortgage servicing fees of $0 and $54,692 were incurred for the nine month periods ended September 30, 2006 and 2005, and $0 and $22,729 were incurred for the three month periods ended September 30, 2006 and 2005, respectively. Redwood Mortgage Corp. waived $42,420 in mortgage servicing fees during the nine month period ended September 30, 2006.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $8,748 and $25,824 were incurred by the Partnership for the nine month periods ended September 30, 2006 and 2005, and $8,748 and $8,642 were incurred for the three month periods ended September 30, 2006 and 2005, respectively. The general partners waived $17,448 in asset management fees during the first half of 2006.

•

Other Fees The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners. Such fees aggregated $3,542 and $7,629 for the nine month periods ended September 30, 2006 and 2005, and $1,222 and $3,474 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Income and Losses All income and losses are credited or charged to partners in relation to their respective Partnership interests. The allocation to the general partners (combined) shall be a total of 1%, which was $3,787 and $4,230 for the nine month periods ended September 30, 2006 and 2005, and $1,264 and $1,486 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Operating Expenses An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. Such reimbursements are reflected as expenses in the statements of income. Operating expenses totaled $9,389 and $10,284 for the nine month periods ended September 30, 2006 and 2005, and $3,010 and $3,498 for the three month periods ended September 30, 2006 and 2005, respectively.

•

Contributed Capital The general partners jointly and severally contributed 1/10 of 1% in cash contributions as proceeds from the offerings were received from the limited partners. As of September 30, 2006 and 2005, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the Partnership Agreement.

Results of Operations – For the nine and three months ended September 30, 2006 and 2005

Changes in the Partnership’s operating results for the nine and three month periods ended September 30, 2006 as compared to 2005 are discussed below:

	Changes during the nine months ended September 30, 2006 versus 2005	Changes during the three months ended September 30, 2006 versus 2005
Net income (decrease)	$(44,302)	$(22,111)
Revenue
Interest on loans	(106,730)	(57,751)
Interest – interest bearing accounts	11,816	7,251
Late fees	(4,528)	(3,888)
Other	2,430	1,075
	$(97,012)	$(53,313)

Expenses
Mortgage servicing fees	(54,692)	(22,729)
Clerical costs through Redwood Mortgage Corp.	(895)	(488)
Asset management fees	(17,076)	106
Recovery of losses on loans and
real estate held for sale	(11,249)	(9,513)
Professional services	7,966	(6,900)
Printing supplies and postage	(762)	(626)
Other	23,998	8,948
	$(52,710)	$(31,202)

Net income (decrease)	$(44,302)	$(22,111)

The decrease in interest on loans of $106,730 (20.62%) for the nine month period and $57,751 (29.22%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was primarily due to a decrease in the average loan portfolio outstanding to $5,888,558 as of September 30, 2006 from $6,512,678 as of September 30, 2005. The decrease in interest is slightly offset by an increase in the average interest rate, which stood at 9.27% as of September 30, 2006 as compared to 9.24% as of September 30, 2005. The decline in average outstanding loans is attributed to loan payoffs in late 2005 and during the third quarter of 2006 and the inability of the Partnership to find appropriate lending opportunities to replace the paid off loans. The decrease was also due to decreases in the collection of additional interest on loans totaling $0 and $9,439 for the first nine months of 2006 and 2005, respectively. These additional interest provisions are occasionally negotiated with borrowers as further compensation earned by the lender upon the payoff of a loan. Additionally, $0 and $53,529 in interest income was derived from a loan that was previously categorized as impaired during the nine and three month periods ended September 30, 2006 and 2005, respectively.

The increase in other income of $2,430 (105.15%) for the nine month period and $1,075 (167.71%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was primarily due to the Partnership receiving $3,765 in early withdrawal penalties for the nine month period ended September 30, 2006 as compared to $1,844 that was received during the same period in 2005. These gains were enhanced by an increase in other income of $509 and $348 during the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005.

The decrease in late charges of $4,528 (48.82%) for the nine month period and $3,888 (70.36%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was primarily due to a reduction in late mortgage payments by the borrowers. Additionally, late charge income of $3,920 was earned during the third quarter of 2005 from a borrower whose loan was categorized as impaired. This loan was paid off in November, 2005.

The increase in interest from interest-bearing accounts of $11,816 (589.33%) for the nine month period and $7,251 (941.69%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was primarily due to an overall average higher cash balance the Partnership maintained in its money market account of $1,548,457 during the first nine months of 2006 as compared to an average balance of $634,794 during the same period in 2005.

The decrease in mortgage servicing fees of $54,692 (100.00%) for the nine month period and $22,729 (100.00%) for the three month period ended September 30, 2006 as compared to the same periods in 2005, was partially due to a decrease in the average loan portfolio balance to $5,888,558 as of September 30, 2006 from an average portfolio balance of $6,512,678 as of September 30, 2005. In addition, Redwood Mortgage Corp., the servicing agent for the Partnership, waived mortgage servicing fees of $42,420 for the first nine months of 2006.

The increase in recovery of losses on loans and real estate held for sale of $11,249 (34.62%) for the nine month period and $9,513 (177.08%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is due to management’s determination that the allowance for losses on loans and real estate held for sale of $621,750 as of September 30, 2006 was adequate. In addition, the Partnership received $13,088 and $4,492 for the nine and three month periods ended September 30, 2006, respectively, in recoveries from an unsecured debtor whose balance has been fully provided for in the loan loss reserve.

The increase in professional fees of $7,966 (20.56%) for the nine month period and a decrease of $6,900 (52.19%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is due to general professional cost increases in 2006 for legal services, audits, tax return processing and the timing of billings. Section 404 of Sarbanes-Oxley Act of 2002 requires us to evaluate, remediate, test and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We plan to prepare for compliance with Section 404 by assessing, strengthening and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming. As a result, we anticipate an increase in professional fees in future periods as we move toward compliance with Section 404 by the fiscal year end December 31, 2007.

The decrease in asset management fees of $17,076 (66.12%) for the nine month period and increase of $106 (3.03%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 was due to waiving fees of $17,448 by the general partners during the first half of 2006.

The increase in other expenses of $23,998 (445.73%) for the nine month period and $8,948 (784.22%) for the three month period ended September 30, 2006 as compared to the same period in 2005 was primarily due to an increase in upkeep costs for the real estate held for sale properties. The Partnership spent $27,982 and $2,745 during the nine month period and $10,089 and $1,116 during the three month period ended September 30, 2006 and 2005, respectively.

The decrease in clerical costs of $895 (8.70%) for the nine month period and $488 (13.95%) for the three month period ended September 30, 2006 as compared to the same periods in 2005 is primarily due to lower servicing costs.

Partnership capital increased by $37,904 during the first nine months of 2006 as the aggregate of earnings distributions and capital liquidations was less than the net income level of the Partnership. For the nine month period ended September 30, 2006 limited partners’ net income was $374,930 versus earnings distributions of $137,048 and capital liquidations of $199,979, which totaled $337,027, as compared to limited partners’ net income of $418,789 versus earnings distributions of $135,245 and capital liquidations of $153,218, which totaled $288,463 for the corresponding period in 2005. Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account continues to decline. Limited partner income, which has continued to be higher than earnings distributions and capital liquidations for the past several quarters, has grown the limited partners’ capital. This growth in capital has caused higher asset management fees to the Partnership. The asset management fees for the six month period ended June 30, 2006 was waived. If these fees had not been waived, the asset management fees would have been $26,196, an increase of $372 (1.44%) as compared to $25,824 for the nine months ended September 30, 2005.

At September 30, 2006 there was one outstanding loan with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $74,350 and $103,848 for the nine month periods and $10,688 and $50,198 for the three month periods ended September 30, 2006 and 2005, respectively. The decrease of $29,498 (28.40%) and $39,510 (78.71%) for the nine and three month periods ended September 30, 2006 as compared to the same periods in 2005 is due to fewer loans that were funded totaling $3,497,153 and $4,168,416 for the nine month periods and $519,302 and $1,833,416 for the three month periods ended September 30, 2006 and 2005, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc. Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. At September 30, 2006 the Partnership had one loan totaling $531,559, which was past due 90 days or more in interest payments and in foreclosure. Additionally, one loan totaling $250,000 was past maturity as of September 30, 2006.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership has no loans in workout agreements with borrowers as of September 30, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full. Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times. Workout agreements are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2006, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $621,750 at September 30, 2006. These provisions for losses were made to guard against collection losses. The total provision for losses as of September 30, 2006 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Total provision for losses on loans and real estate held for sale of $621,750 as of September 30, 2006 is considered to be reasonable.

As of September 30, 2006, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 62.44%. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made. This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

PORTFOLIO REVIEW – For the nine and three months ended September 30, 2006 and 2005

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2006 and 2005 the Partnership’s loans secured by real property collateral in the six San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin and Contra Costa) represented $4,083,507 (68.73%) and $4,718,050 (74.67%) of the outstanding secured loan portfolio. The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of September 30, 2006 and 2005, the Partnership held 19 and 26 loans respectively in the following categories:

	September 30,
	2006		2005
Single Family Homes (1-4 units)	$ 3,119,004	53%	$ 3,059,916	50%
Commercial	1,673,805	28%	2,311,519	37%
Apartments (5+ units)	242,500	4%	821,716	13%
Land	905,825	15%	—	—

Total	$ 5,941,134	100%	$ 6,193,151	100%

As of September 30, 2006, the Partnership held 19 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2006:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS

As of September 30, 2006

	# of Loans	Amount	Percent

1st Mortgages	14	$4,303,931	72%
2nd Mortgages	5	1,637,203	28%
Total	19	$5,941,134	100%

Maturing prior to 12/31/06	1	$250,000	4%
Maturing between 01/01/07 and 12/31/07	4	1,530,000	26%
Maturing between 01/01/08 and 12/31/08	4	992,289	17%
Maturing after 12/31/08	10	3,168,845	53%
Total	19	$5,941,134	100%

Average Secured Loan		$312,691	5%
Largest Secured Loan		550,000	9%
Smallest Secured Loan		128,637	2%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			62.44%

The Partnership’s largest loan in the principal amount of $550,000 represents 9.26% of outstanding secured loans and 5.85% of Partnership assets. Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the nine and three month period ended September 30, 2006 and 2005, the Partnership made following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Compounding	$237,882	$283,544	$77,521	$102,128
Distributing	$137,048	$135,245	$47,679	$44,961

As of September 30, 2006 and 2005, limited partners electing to withdraw earnings represented 39% and 35% of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the nine and three month periods ended September 30, 2006 and 2005, $47,063, $23,045, $14,582 and $5,489, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2006 and 2005, respectively.

Additionally, for the nine and three month periods ended September 30, 2006 and 2005, $152,916, $130,173, $50,807 and $30,708, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the nine and three months ended September 30, 2006 and 2005 were:

	Nine months ended September 30,				Three months ended September 30,
	Earnings		Capital		Earnings		Capital
	Liquidation		Liquidation	Total	Liquidation		Liquidation	Total

2006	$137,048	*	$199,979	$337,027	$47,679	*	$65,389	$113,068

2005	$135,245	*	$153,218	$288,463	$44,961	*	$36,197	$81,158

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

Current Economic Conditions.

The rate of economic expansion within the United States has slowed from the second quarter of 2006 and throughout prior periods in 2006. The Gross Domestic Product (GDP) growth rate was 1.6% for the third quarter compared to a 2.6% rate in the second quarter and 5.6% for the first quarter of 2006. GDP was 3.2% for all of 2005 and 3.9% for all of 2004. This decrease in the GDP growth rate shows a clear deceleration to the United States economy, yet is still a healthy indicator of economic activity and is expected, given the Federal Reserve’s policy over the last 24 months of raising interest rates to cool the economy and help to fight inflation. With the recent decrease in oil prices and hence energy prices from highs during the spring of 2006 above $70 per barrel to just under $60 per barrel in October and November of 2006, coupled with increasing interest rates and a slowing economy, inflation would not seem to be of much concern. The Consumer Price Index for all Urban Consumers decreased 0.5% in September of 2006. The index is 2.1% higher than in September of 2005, leading one to conclude that inflation is well within a reasonable level. Employment continues to expand and the unemployment rate for the nation dropped to 4.6% in September of 2006 from 4.7% in August of 2006 and from 5.1% in September of 2005. In California, unemployment numbers also fell to 4.8% in September of 2006 from 4.9% in August of 2006 and from 5.2% in September of 2005.

The Federal Reserve has now met three times since they had halted their march toward higher interest rates beginning in 2004 and has not raised interest rates further. Mortgage rates have been declining during the third quarter of 2006. In June of 2006, a 30-year fixed rate mortgage was priced at approximately 6.68% versus a price of approximately 6.4% in September of 2006 and 6.36% in October of 2006. These recent rates are higher than in 2005, but not as appreciably higher as one might think. In September and October of 2005, 30-year fixed rate loans were priced at 6.07% and 5.77%, respectively. In most respects, the United States economy is healthy and there seems to be little likelihood of a recession.

The Partnership makes loans primarily in Northern California. As such the regional real estate market is of primary concern to the Partnership. As of September 30, 2006 and 2005, approximately 68.73% ($4,083,507) and 74.67% ($4,718,050) of the loans held by the Partnership were in the six San Francisco Bay Area Counties, respectively. The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

Appreciation in residential real estate has clearly abated from the double digit rates enjoyed during 2004 and 2005. The residential real estate market trend seems to be toward values that reflect modest price increases, and in some market segments, decreases from the historic 2005 record setting price highs. According to the California Association of Realtors, in September of 2006 the median price of a California single family home was $553,050, which was 1.8% higher than the median price in September of 2005 of $543,510, but 4% lower than the median price in August of 2006 of $576,360. The September of 2006 median price of a California condominium was $427,330, which was 0.5% higher than the median price in September of 2005 of $448,696, but 1.5% lower than the median price in August of 2006 of $420,920. In September of 2006, the median price of a San Francisco Bay Area single-family home was $725,870, which was 2.2% higher than the median price in September of 2005, but 1.5% lower than the median price in August of 2006. Dataquick reports that “because of a shift in purchase patterns, a decline (in median prices) from August to September is normal for the season.” Marketing periods for properties have elongated to the more traditional timeframes traditionally expected during the 90’s and 80’s. The California Association of Realtors reported the median number of days to sell a single-family home was 54 in September of 2006, as compared to 30 in September of 2005. The elongated sales process has increased inventories of homes to seven months and is holding steady at that level, which is close to the long-term historic average of a normal market. The stable values of residential real estate and a return to a more traditional real estate marketplace is comforting to the partnership. Loan-to-values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to form value opinions.

Commercial real estate continued the strong performance it has been turning in for the last three years. Across virtually all sectors, rents are increasing modestly, vacancies are in a downward trend, absorption is increasing, and sales are at healthy levels with prices increasing. CB Richard Ellis reported that the overall San Francisco office market vacancy dropped 110 basis points during the third quarter to 9.0%. The market absorbed nearly 800,000 square feet of space which brought the positive absorption to over two million square feet for the year to date 2006.

For Partnership loans outstanding as of September 30, 2006, the Partnership had an average loan-to-value ratio of 62.44%, computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the Partnership pursuant to its line of credit as of September 30, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning assets:
Money market
accounts	$1,374,863						$1,374,863
Average interest rate	1.19%						1.19%
Unsecured loans				$147,188			$147,188
Average interest rate				0%			0%
Loans secured by
deeds of trust	$250,000	1,530,000	992,289	1,463,358	1,205,487	500,000	$5,941,134
Average interest rate	8.50%	9.61%	9.82%	8.53%	9.30%	8.88%	9.21%
Interest bearing
liabilities:
Line of credit	—						—
Interest rate	8.25%						8.25%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices. Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of September 30, 2006 the general partners have determined that the allowance for loan and real estate losses of $621,750 (6.67% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of September 30, 2006, one loan was past due 90 days or more in interest payments totaling $531,559. This loan was also in foreclosure status. Another loan totaling $250,000 had matured but was current on interest payments. Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on these loans. The allowance for loan and real estate losses of $621,750 as of September 30, 2006 is considered reasonable to offset potential loss in loan collections and real estate losses in the future.

Part I – Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2006, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2006.

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

November 14, 2006

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

/s/ Michael R. Burwell

____________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

November 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in al material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This certification has not been, and shall not be deemed “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

________________________

Michael R. Burwell, General Partner

November 14, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that, to the best of my knowledge:

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

/s/ Michael R. Burwell

_________________________

Michael R. Burwell, President.

Secretary/Treasurer & Chief Financial

Officer of Gymno Corporation, General Partner

November 14, 2006