Form 10-K
period 2006-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2007-03-30
CIK 854092

REDWOOD MORTGAGE INVESTORS VII

(a California Limited Partnership)

Index to Form 10-K

December 31, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2006, the aggregate value of limited partnership units held by non-affiliates was $9,296,015. This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

Part I

Item 1 – Business

Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”), was organized in 1989 of which Michael R. Burwell and Gymno Corporation, a California corporation, are the general partners. The address of the Partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063. The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners. The Partnership’s objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnership’s capital. The Partnership’s general business is more fully described under the section entitled “Investment Objectives and Criteria” pages 26-31 of the Prospectus, which is incorporated by reference.

Originally, 60,000 Units were offered on a “best efforts” basis through broker/dealer member firms of the National Association of Security Dealers, Inc. In accordance with the terms of the Prospectus, the general partners increased the number of Units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992. The offering closed on September 30, 1992, and the limited partners contributed capital totaled $11,998,359 of an approved $12,000,000 issue, in Units of $100 each. At that date, all the applicants had been admitted into the Partnership with none left in the applicant status. The final SR report (Report of Sales of Securities and use of proceeds therefrom) was filed on September 21, 1992.

The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989. At December 31, 2006, the Partnership had a balance in its secured loan portfolio totaling $6,218,439 with interest rates thereon ranging from 7.00% to 11.00%.

Currently, loans secured by First Trust Deeds comprise 80.59% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 19.41%. Single Family (1-4 unit) homes total 45.84% of the secured loans versus 54.04% in 2005. Commercial loans increased slightly from last year, now comprising 28.54% of the secured portfolio. Loans to apartments totaled 11.05%. Of the total secured loans, 80.65% are located in the nine counties which comprise the San Francisco Bay Area, 15.01% are in counties adjacent to the San Francisco Bay Area and the balance of 4.34% are primarily in Southern California. Loan size increased the past year, and is now averaging $282,656 per loan, an increase of $45,769. Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk. Average equity per loan transaction based on appraised values and senior debt at the inception date of the loan, which is our loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 38.38%. Generally, the more equity, the more protection for the lender. The Partnership’s loan portfolio is in good condition with no property in foreclosure as of December 2006.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition and General Economic Conditions

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part due to the ability of the General Partners to generate all of their loans. Particularly among residential lenders, competition has been strong during the last several years. The volume of residential real estate sales activity declined in 2005 and 2006, leaving fewer transactions for those lenders active in this segment of the lending industry. Subprime lenders, those lenders who make loans to borrowers with low credit scores and higher debt to income ratios, have recently, in response to rising delinquencies and buy back requests on loans due to representation and warranty violations, increased underwriting standards, ceased making loans or in some circumstances, filed for bankruptcy protection. Through March 2007, three national top-twenty subprime lenders have ceased operations or left the business. The Partnership believes these actions will over time help provide the Partnership with increased lending opportunities, as competition will be reduced among the remaining lenders. It is possible that interest coupon rates may rise, as competition lessens and a clearer risk return equation develops. Underlying these events in the subprime real estate lending marketplace is a national economy which while slowly decelerating is certainly not weak by many indicators.

The United States Gross Domestic Product, the output of goods and services produced by labor and property located in the United States, increased at an estimated annual rate of 3.4% during 2006 as compared to 3.1% during 2005 and 3.9% for 2004. The Bush Administration believes that growth will slow to 2.9%, while the Federal Reserve estimates between 2.5% and 3.0% for 2007. Clearly, the economy has been growing at a reasonable rate for the last three years. Unemployment, a significant indicator of borrowers’ abilities to make payments, has throughout the United States remained low. The National unemployment rate has continued to decline from 5.5% in 2004 to 4.9% for 2005 and 4.5% as of December 2006. Month to month inflation has been volatile throughout 2006 as oil, a key component to inflation, has ranged widely in short term swings throughout the year. Even with this monthly volatility, inflation has remained mild with the Consumer Price Index up 2.5% for the year 2006 as compared to increases of 3.4% for 2005, 3.3% for 2004 and 1.9% for 2003. Interest rates have remained steady throughout 2006 with the expectation of little change in the coming year. The Federal Reserve has left the Federal Discount Rate unchanged at 5.25% since June of 2006. In a recent interview, Mr. Ben Bernanke, chairman of the Federal Reserve, said interest rates are at a level that is “likely to foster sustainable economic growth and a gradual ebbing of core inflation. Overall the U.S. economy seems likely to expand at a moderate pace this year and next, with growth strengthening somewhat as the drag from housing diminishes.” (San Francisco Chronicle, February 15, 2007) Throughout 2006, 30-year mortgage rates have fluctuated between a high of 6.88% in July of 2006 to a low of 6.23% in December of 2006. (Source HSH Associates) These rates, while higher than in 2005 or 2004, are still conducive to real estate acquisitions and an active lending marketplace. The residential real estate sales volumes have slowed noticeably during 2005 and 2006 from their peak in 2004. The number of California home sales in 2006 was 15.3% lower than in 2005 while the median price of a home increased in California to $567,690 according to the California Association of Realtors.

The Partnership is expecting the reduction of lenders in the marketplace, along with the strengthened underwriting standards in the industry, to generate less competition and higher available interest rates on loans made by the Partnership. This combined with a good economy, low unemployment and a slow but steady real estate market of stable values should create an environment in which the Partnership can compete effectively and obtain sufficient loans to meet its lending needs.

Secured Loan Portfolio

A summary of the Partnership’s secured loan portfolio as of December 31, 2006 is set forth below.

Loans as a Percentage of Appraised Values
First Trust Deed Loans	$5,011,682
Appraised Value of Properties at Time of Loan	8,725,381
Total First Trust Deeds as a % of Appraisal	57.44%

First Trust Deed Loans	5,011,682
Second Trust Deed Loans	1,206,757
6,218,439

Priority positions due other Lenders at Time of Loan
First Trust Deed Loans due other Lenders	2,560,514

Total Debt	8,778,953

Appraised Property Value at Time of Loan	14,247,048
Total debt as a % of Appraisal based on appraisals and prior
liens at date of loan	61.62%

Number of Secured Loans Outstanding	22
Average Secured Loan	282,656
Average Secured Loan as a % of Secured Loans Outstanding	4.55%
Largest Secured Loan Outstanding	550,000
Largest Secured Loan as a % of Secured Loans Outstanding	8.84%
Largest Secured Loan as a % of Partnership Assets	5.85%

Secured Loans as a Percentage of Total Secured Loans	Percent
First Trust Deed Loans	80.59%
Second Trust Deed Loans	19.41%
Total Trust Deed Loan Percentage	100.00%

Secured Loans by Type of Property	Amount	Percent
Single Family (1-4 units)	$2,850,592	45.84%
Apartments	687,500	11.05%
Commercial	1,774,528	28.54%
Land	905,819	14.57%
Total	$6,218,439	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2006 by California Counties.

	Total
California County	Secured Loans	Percent
San Francisco Bay Area Counties
San Francisco	$1,587,500	25.53%
Santa Clara	1,287,500	20.70%
Alameda	587,500	9.45%
Napa	550,000	8.84%
San Mateo	533,500	8.58%
Contra Costa	254,392	4.09%
Solano	215,000	3.46%
Marin	—	—
Sonoma	—	—
	5,015,392	80.65%

San Francisco Bay Area Adjacent Counties
Monterey	250,000	4.02%
Stanislaus	228,536	3.68%
Calaveras	189,783	3.05%
San Joaquin	136,336	2.19%
Santa Cruz	128,392	2.07%
	933,047	15.01%

Other California Counties
Riverside	135,000	2.17%
San Bernardino	135,000	2.17%
	270,000	4.34%

Total	$6,218,439	100.00%

Number of Secured Loans in Foreclosure: 0

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows:

Year Ending December 31,	Amount
2007	$2,225,000
2008	1,127,283
2009	1,462,737
2010	514,028
2011	601,391
Thereafter	288,000
Total	$6,218,439

The scheduled maturities for 2007 include one loan totaling approximately $250,000 (4.02% of the Partnership’s secured portfolio) which was past maturity at December 31, 2006. Interest payments on this past maturity loan were current. The Partnership allows borrowers to occasionally continue to make the payments on debt past maturity for periods of time. The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace. It is the Partnership’s experience that loans can be refinanced or repaid before and after the maturity date. Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

The loan portfolio had one loan with principal outstanding of $487,500 where interest payment was overdue 90 days or more. The principal outstanding of this loan represents 7.84% of the Partnership’s secured portfolio as of December 31, 2006.

At December 31, 2006, there was one impaired loan. A loan is considered impaired when events and/or changes in circumstances cause the management to have serious doubts about the collectibility of the contractual payments and interest is no longer accrued.

Item 2 – Properties

In February, 2005, the Partnership acquired a multi-unit property through foreclosure. This property is located in an upscale neighborhood in San Francisco. This property is jointly owned with three other affiliated partnerships. Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company, Larkin Property Company, LLC. No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined Partnerships’ investment in the property. The Partnership has undertaken additional improvements to the property. As of December 31, 2006, the Partnership’s total investment in this property was $875,408.

The Partnership took back vacant land through a deed in lieu of foreclosure in 2004. The land is located in Stanislaus County, California. It is comprised of three separate lots, which total approximately 14 acres. In September 2006, one of the parcels was sold. This property is owned together with two affiliated partnerships. The Partnership’s net investment in the land at December 31, 2006 was $1,470,655. The remaining two parcels are on the market for sale. The general partners believe that the property may not return the Partnership’s investment upon sale and have allocated $161,974 reserve against loss.

The Partnership also owns (through previous foreclosure) one other property: an undeveloped parcel of land located in East Palo Alto. The land is owned with two other affiliated partnerships. The Partnership’s net investment in the land at December 31, 2006 is $62,720. The Partnership’s net investment of $62,720 is less than 1% of Partnership assets. The property is in contract with an interested buyer and based on the contract agreement, the Partnership should recoup all its investment including some profit.

Item 3 – Legal Proceedings

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

Item 4 – Submission of Matters to a Vote of Security Holders (Partners)

No matters have been submitted to a vote of the Partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Matters

120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the National Association of Securities Dealers on a “best efforts” basis (as indicated in Part I item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2006, 470 limited partners had a capital balance of $9,314,021.

A description of the Partnership Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of Limited Partnership Agreement”, pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated herein by reference.

During the year 2006, the Partnership’s annualized yield on compounding accounts was 5.50% and 5.37% on monthly distributing accounts. During the year 2005, the Partnership’s annualized yield on compounding accounts was 5.94% and 5.78% on monthly distributing accounts.

Item 6 – Selected Financial Data

Redwood Mortgage Investors VII began operations in December 1989. Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2006 were:

Balance Sheets

ASSETS

December 31,

	2006	2005	2004	2003	2002
Cash and cash equivalents	$584,114	$1,627,384	$346,393	$321,114	$1,057,845
Loans
Loans, secured by
deeds of trust	6,218,439	5,448,401	7,388,478	8,280,826	6,423,984
Loans, unsecured, net	714,659	161,987	238,484	232,551	216,770
Less allowance for loan
losses	(454,417)	(700,536)	(745,476)	(680,469)	(791,882)
Interest and other
receivables
Accrued interest
and late fees	67,754	64,304	190,105	489,995	304,936
Advances on loans	—	6	8,188	6,484	17,230
Other	20,634	—	—	—	—
Real estate held for sale, net	1,371,401	1,870,027	1,782,182	633,053	683,136
Investment in limited
liability company	875,408	882,641	—	—	1,212,722
	$9,397,992	$9,354,214	$9,208,354	$9,283,554	$9,124,741

LIABILITIES AND PARTNERS’ CAPITAL

December 31,

	2006	2005	2004	2003	2002
Liabilities
Line of credit	$—	$—	$—	$200,000	$—
Accounts payable	—	—	4,951	4,102	2,593
Deferred interest	—	—	—	—	37,704
Payable to affiliate	71,998	71,998	74,987	51,288	32,176
	71,998	71,998	79,938	255,390	72,473
Partners’ capital
General partners	11,973	11,973	11,973	11,973	11,978
Limited partners subject
to redemption	9,314,021	9,270,243	9,116,443	9,016,191	9,040,290
Total partners’ capital	9,325,994	9,282,216	9,128,416	9,028,164	9,052,268
	$9,397,992	$9,354,214	$9,208,354	$9,283,554	$9,124,741

STATEMENTS OF INCOME

December 31,

	2006	2005	2004	2003	2002
Gross revenue	$581,284	$691,385	$868,274	$782,280	$1,078,186
Expenses	75,900	153,830	289,628	189,639	314,704
Net income	$505,384	$537,555	$578,646	$592,641	$763,482
Net income to general partners (1%)	5,054	5,376	5,786	5,926	7,635
Net income to limited partners (99%)	500,330	532,179	572,860	586,715	755,847
	$505,384	$537,555	$578,646	$592,641	$763,482
Net income per $1,000 invested by
limited partners for entire period:
- where income is compounded	$55	$59	$65	$67	$85
- where partner receives income
in monthly distributions	$54	$58	$63	$65	$82

Annualized yields when income is compounded or distributed monthly for the years 2002 through 2006 are outlined in the table below:

	Compounded	Distributed
2002	8.44%	8.13%
2003	6.66%	6.47%
2004	6.49%	6.30%
2005	5.94%	5.78%
2006	5.50%	5.37%

Average annualized yield from inception through December 31, 2006, when income is compounded and retained, was 7.46%. Average annualized yield from inception through December 31, 2006, when income is distributed monthly was 7.23%.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At December 31, 2006, we owned four pieces of real property.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate held for sale. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2007 annualized yield estimates, plans to develop certain properties, beliefs regarding the Partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, and the use of excess cash flow. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Mortgage Brokerage Commissions For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership. For the years ended December 31, 2006, 2005 and 2004 loan brokerage commissions paid by borrowers were $97,358, $137,913, and $93,465, respectively.

•

Mortgage Servicing Fees Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $0, $68,906, and $81,442 were incurred for the years ended December 31, 2006, 2005 and 2004, respectively. Redwood Mortgage Corp. waived mortgage servicing fees of $56,647 for the year 2006.

These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances. If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $84,971, $34,453, and $46,733 for the years ended December 31, 2006, 2005, and 2004, respectively. Reducing net income reduces the annualized yields. An increase or decrease in this fee within the limits set by the partnership agreement directly impacts the yield to the limited partners.

•

Asset Management Fees The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). Management fees to the general partners of $8,748, $34,512, and $34,073 were incurred by the Partnership for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, the General Partners waived $26,208 in such fees.

•

Other Fees The Partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

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

•

Contributed Capital The general partners jointly and severally contributed cash equal to 1/10 of 1% of the total capital raised by the Partnership. The general partners contributed this cash as proceeds from the offerings were received from the limited partners. As of December 31, 2006 and 2005, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the three years ended December 31, 2006, 2005 and 2004

Changes in the Partnership’s operating results for the years ended December 31, 2006 and December 31, 2005 are discussed below:

Changes for the years ended December 31,

	2006	2005
Net income decrease	$(32,171)	$(41,091)
Revenue
Interest on loans	(130,085)	(145,403)
Late charges	(4,659)	(8,919)
Other income	24,643	(22,567)
	$(110,101)	$(176,889)
Expenses
Mortgage servicing fees	(68,906)	(12,536)
Interest expense	375	(10,111)
Clerical costs from Redwood Mortgage Corp.	(1,364)	(4,163)
Asset management fees	(25,764)	439
Provisions for (recovery of) losses on loans and real estate
held for sale	(643)	(114,752)
Professional services	10,966	877
Other	6,120	4,448
	$(77,930)	$(135,798)
Net income decrease	$(32,171)	$(41,091)

The decrease in interest income of $130,085 (19.33%) for the year ended December 31, 2006 was mainly due to a lower average loan portfolio balance of $5,906,554 in 2006 as compared to the average loan portfolio balance of $6,394,464 in 2005. The average interest rate on loans also declined from 9.25% in 2005 to 9.19% in 2006. In addition, loans totaling $1,343,470 were paid off at the end of 2005. Payoff proceeds were not immediately placed on new loans. Instead, the proceeds were deposited into interest-bearing accounts until such time as suitable loans could be funded. Hence, the Partnership was unable to keep the funds fully employed in loans throughout the year. This resulted in the Partnership maintaining an average balance of $1,116,575 in its bank account at an average rate of 2.32%, compared to an average interest rate of 9.19% on its loan portfolio. The Partnership’s average balance in its money market account in 2005 was $510,300 at an average interest rate of 0.60%, compared to an average interest rate of 9.25% on its loan portfolio. The decline in interest income in 2006 was also due to the Partnership gaining interest income of $42,996 in 2005 on an impaired loan that was repaid in 2005. Prior to 2005, no interest was being accrued against this impaired loan.

The decrease in interest on loans of $145,403 (17.76%) for the year ended December 31, 2005, was primarily due to a lower average loan portfolio balance of $6,394,464 in 2005 compared to an average balance of $7,834,652 in 2004. The decrease is also attributed to an interest rate increase of 1.5% on notes totaling $1,089,820 during 2004. Additionally, the average portfolio interest rate has been declining, from 9.36% in 2004 to 9.25% in 2005 and to 9.19% in 2006. This has the effect of reducing interest income or moderating interest income growth during periods when the portfolio increased and exacerbating interest income declines during periods of portfolio decreases.

The decrease in late charge revenue of $4,659 (42.73%) and $8,919 (45.00%) for the years ended December 31, 2006 and December 31, 2005, respectively, was primarily due to improved loan collections and reduced delinquencies.

The increase in other income of $24,643 (334.91%) for the year ended December 31, 2006 was due largely to interest earned on bank deposits of $25,930 in 2006 compared to $3,068 in 2005. The increase of $22,862 (745.66%) in 2006 was due to a larger average deposit of $1,116,575 at an average interest rate of 2.32% compared to an average deposit of $510,300 in 2005 at an average interest rate of .60%. In addition, the Partnership earned $4,744 in early withdrawal penalties in 2006 as compared to $2,458 in 2005, offset by a decrease in miscellaneous income of $505 in 2006. The decrease of $22,567 (75.41%) in other income in 2005 compared to 2004 was due largely to the sale of real estate owned in 2004 which had been generating fee income. Upon sale of this property in 2004, this income ceased. The fee income in 2004 totaled $23,143. The decrease in other income was also due to a decline in early withdrawal penalties of $2,014 in 2005 compared to $2,741 in 2004, offsetting an increase in miscellaneous income of $273 in 2005.

The decrease in mortgage servicing fees of $68,906 (100%) for the year ended December 31, 2006 was solely due to management waiving all of the mortgage servicing fees totaling $56,647. The decrease was also attributed to the Partnership collecting interest and hence mortgage servicing fees of $8,870, from an impaired loan which paid off in 2005. The decrease of $12,536 (15.39%) for the year ended December 31, 2005 is largely attributable to the Partnership’s fluctuating average portfolio balances of $6,394,464 in 2005 versus $7,834,652 in 2004.

The increase in interest expense of $375 (54.11%) for the year ended December 31, 2006 represents amortization of a loan fee of $1,068 in 2006 versus an interest expense of $693 for use of the line of credit in 2005. The Partnership did not utilize the line of credit in 2006 hence no interest expense was incurred. In 2005, the Partnership made very minimal use of the line of credit with a weighted average borrowing of $12,500 in 2005 at a weighted average interest rate of 5.55% compared to a weighted average borrowing of $382,265 for the year ended December 31, 2004, at a weighted average interest rate of 4.93%. Non-use of the line of credit borrowing in 2006 was because of the decline in average loan portfolio of $5,906,554 as compared to an average portfolio balance of $6,394,464 in 2005. This lower average balance in 2006 was due to more loan pay-offs in late 2005 versus the Partnership’s ability to fund additional loans in 2006. These loan pay-off proceeds were mainly used to fund new loans without resorting to the line of credit facility.

The decrease in asset management fees of $25,764 (74.65%) for the year ended December 31, 2006, and an increase of $439 (1.29%) for the year ended December 31, 2005 was due to the general partners waiving fees of $26,208 during the first nine months of 2006. During 2005, the Partnership paid its full asset management fee based on the limited partners capital balance at the end of each month which averaged $9,203,112 in 2005, compared to an average balance of $9,086,071 in 2004 which led to the increase in fees in 2005.

The decrease in clerical costs of $1,364 (9.98%) and $4,163 (23.35%) for the years ended December 31, 2006 and 2005, respectively, was primarily due to lower clerical costs servicing the Partnership.

Loan loss recoveries/provisions were ($49,102), ($49,745), and $65,007 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in provision for 2004 was precautionary due to the foreclosure that existed at December 31, 2004. A negative provision of $49,102 and $49,745 in 2006 and 2005 was due to management’s assessment of the appropriate loan loss allowance at such dates due to lower existing delinquencies and lower loan balances. The general partners believe that the allowance for loan losses of $454,417 at December 31, 2006 was adequate to offset potential losses on loans.

The increase in professional fees of $10,966 (21.84%) and $877 (1.78%) for the years ended December 31, 2006 and 2005, respectively, was primarily due to general accounting cost increases in 2006 and 2005 in relation to its legal services, audit and tax return processing. During 2007, we anticipate the cost of professional services to increase due to the Partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act.

The increase in other expenses of $6,120 (17.20%) and $4,448 (14.29%) for the years ended December 31, 2006 and 2005, respectively, was primarily due to the upkeep costs of the real estate held for sale properties. The Partnership expensed $33,708 and $26,242 for the years ended December 31, 2006 and 2005, respectively, on the properties.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held for sale expenses and sales activities, borrowers payment records, etc. Data on the local real estate market and on the national and local economy are studied. Based upon this information and other data, loss reserves are increased or decreased. The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security. During 2005 and 2006, the California economy has remained vibrant and the California real estate market has slowed in terms of the number of residential properties sold, but the median price of a single family home ended 2006 at a slightly higher level than 2005. Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity. As of December 31, 2006, the Partnership had one loan with outstanding principal totaling $250,000 past maturity. Interest payments on this past maturity loan were not delinquent over 90 days. In addition, the loan portfolio had one loan with principal outstanding of $487,500 where interest payments were overdue 90 days. There were no loans against which the Partnership had notice of default filed at December 31, 2006. At December 31, 2006, total 90 days past maturity loans, and loans with interest payments 90 days overdue, totaled $737,500 representing 2 loans which were 11.86% of the secured loan portfolio. The Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments. The Partnership had no workout agreements as of December 31, 2006. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy. The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times. These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment. Because of the number of variables involved, the magnitude of the possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. Management provided for ($49,102), ($49,745), and $65,007 as provisions (recoveries) for losses on loans and real estate for the years ended December 31, 2006, 2005 and 2004, respectively. The general partners believe that current reserves for losses are adequate to handle potential losses. If conditions change, the Partnership may increase or decrease its provisions for loan losses and real estate held for sale.

The Partnership may restructure loans. This is done either through the modification of an existing loan or by rewriting a whole new loan. A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.

The Partnership did not restructure any loans in 2006 or 2005.

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

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. For the years ended December 31, 2006, 2005 and 2004, the Partnership made following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	2006	2005	2004
Compounding	$312,898	$348,748	$374,066
Distributing	$187,432	$183,432	$198,794

As of December 31, 2006, 2005 and 2004, limited partners electing to withdraw earnings represented 38%, 36% and 35% of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations. For the years ended December 31, 2006, 2005 and 2004, $54,733, $30,727, and $34,267, respectively, were liquidated subject to the 10% penalty for early withdrawal. These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty. In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash. The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2006, 2005, and 2004, respectively.

Additionally for the years ended December 31, 2006, 2005, and 2004, $214,387, $164,220, and $239,547, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer. This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity. The general partners expect a portion of the limited partners to take advantage of this provision. This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five. The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated. After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the three years ended December 31, 2006 were:

Years ended December 31,

	Earnings	Capital
	Liquidation	Liquidation	Total
2006	$ 187,432	*$ 269,120	$ 456,552

2005	$ 183,432	*$ 194,947	$ 378,379

2004	$ 198,794	*$ 273,814	$ 472,608

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

Current Economic Conditions.

The Partnership makes loans secured by California real estate. The health of the California real estate market is of primary concern to the Partnership, as we rely upon the equity securing our loans for repayment. The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine county San Francisco Bay Area. As of December 31, 2006, approximately 80.65% of the loans held by the Partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has performed well in 2006 and the outlook for 2007 is much the same. The California unemployment rate for December 2006 was 4.8% compared to 5.1% in 2005. The San Francisco unemployment rate was lower than the state at 4.0% for December 2006. According to the Association of Bay Area Governments in its annual forecast, the San Francisco Bay Area economy is likely to grow at a slow to moderate pace in 2007and 2008. The region will add approximately 47,000 payroll jobs in 2007 and the same number in 2008. Household income should rise about one percent above inflation each year.

The appreciation rate, beneficial to residential real estate in the nine county San Francisco Bay Area for the past five years, moved the median home price up 72% to reach a median of $628,000 in 2006 versus $365,000 in 2001, according to DataQuick Information Systems. The appreciation rate between 2005 and 2006 was .5% in the nine counties from December 2005 to December 2006. The median price of a home in California rose 3.7% during 2006 to $567,690 as of December 2006. (California Association of Realtors) The number of sales transactions has declined significantly during 2006. The number of homes sold in 2006 was 15.3% less than in 2005. The lower number of sales clearly illustrates the slower market which exists from the over-heated markets of 2003, 2004 and some of 2005. Yet values, as reflected in the median home sales price, continue to rise, albeit a much slower pace. The slow or limited residential appreciation indicates stable values of residential real estate and a return to a more traditional real estate marketplace which is comforting to the Partnership. Loan-to-value for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performances in the San Francisco Bay Area. By way of example, the San Francisco market saw vacancies decline to 8.5%, a five year low. Average rents increased to $36.44 per square foot with nearly 2.7 million square feet of positive space absorption in 2006. All other regions of the San Francisco Bay Area exhibited similar improved results from 2005. The San Francisco office investment market ended a good year with over $3.6 billion in office transactions closed and over 9.69 million square feet of space changing hands.

For Partnership loans outstanding at December 31, 2006, the Partnership had an average loan-to-value of 61.62% computed based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made. Management believes that low loan-to-value ratios will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Contractual Obligations Table. None

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and on our line of credit as of December 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011. The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$ 82,695						$ 82,695
Average interest rate	2.73%						2.73%
Loans secured by deeds
of trust	2,225,000	1,127,283	1,462,737	514,028	601,391	288,000	6,218,439
Average interest rate	9.41%	9.75%	8.52%	9.38%	9.11%	9.65%	9.24%
Unsecured loans				571,494		143,165	714,659
Average interest rate				0%		0%	0%
Interest bearing liabilities:
Line of credit	-						-
Average interest rate	8.50%						8.50%

Unsecured loans include three loans that have no stated rate of interest, for which the Partnership is imputing interest. One other loan, which has become unsecured, with a coupon rate of 9.25% has been placed by the Partnership on nonaccrual status. As such, the average interest rate for unsecured loans has been reflected at 0%.

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

PORTFOLIO REVIEW – For the years ended December 31, 2006, 2005 and 2004.

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2006, 2005 and 2004, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Marin, Alameda, Sonoma, Napa, Solano, and Contra Costa) represented $5,015,392 (80.65%), $4,090,089 (75.07%), and $4,902,146 (66.34%), respectively, of the outstanding secured loan portfolio. The majority of the remaining portfolio represented loans secured by real estate located primarily in Northern California.

The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31, 2006, 2005 and 2004:

2006	2005	2004

Single Family
(1-4 units)	$2,850,592	45.84%	$ 2,944,330	54.04%	$4,493,519	60.82%
Apartments
(over 4 units)	687,500	11.05%	570,000	10.46%	971,864	13.15%
Commercial	1,774,528	28.54%	1,487,019	27.29%	1,923,095	26.03%
Land	905,819	14.57%	447,052	8.21%	-	-
Total	$6,218,439	100.00%	$ 5,448,401	100.00%	$7,388,478	100.00%

As of December 31, 2006, the Partnership held 22 loans secured by deeds of trust. The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the Partnership as of December 31, 2006.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS

As of December 31, 2006

	# of Loans	Amount	Percent
1st Mortgages	17	$ 5,011,682	80.59%
2nd Mortgages	5	1,206,757	19.41%
Total	22	$ 6,218,439	100.00%

Maturing in 2007	6	$ 2,225,000	35.78%
Maturing in 2008	5	1,127,283	18.13%
Maturing in 2009	5	1,462,737	23.52%
Maturing after 12/31/09	6	1,403,419	22.57%
Total	22	$ 6,218,439	100.00%

Average Secured Loan		$ 282,656	4.55%
Largest Secured Loan		550,000	8.84%
Smallest Secured Loan		101,392	1.63%
Average Loan-to-Value based upon appraisals
and prior liens at time of loan			61.62%

At December 31, 2006 and 2005, the Partnership had unsecured loans totaling $714,659 and $161,987, respectively. Three of the loans are noninterest bearing and are due in monthly installments of $2,415 through various maturities. These monthly payments escalate at various times through the loan maturity date. Interest has been imputed on these loans at interest rates for comparable loans made during the same periods. During 2006, a loan in the amount of $571,494 became unsecured. The Partnership has placed the loan on nonaccrual status. The Partnership is pursuing collection efforts against the borrower for the entire amount of outstanding principal and past due interest. The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

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

Instead, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 2006, the general partners have determined that the allowance for loan losses and real estate held for sale of $616,391 (6.61% of net assets) is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners. As of December 31, 2006, two secured loans were delinquent 90 days past maturity or in payment of interest with outstanding principal of $737,500.

The Partnership may make loans requiring periodic disbursements of funds. As of December 31, 2006, there were no such loans. These loans include ground up construction of buildings and loans for rehabilitation of existing structures. Interest on such loans is computed at simple interest method and only on the amounts disbursed on a daily basis.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets - December 31, 2006, and December 31, 2005
•	Statements of Income for the years ended December 31, 2006, 2005 and 2004
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004
•	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

•	Schedule II - Valuation and Qualifying Accounts
•	Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VII

(A CALIFORNIA LIMITED PARTNERSHIP)

FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

AS OF DECEMBER 31, 2006 AND 2005

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2006

ARMANINO McKENNA LLP

CERTIFIED PUBLIC ACCOUNTANTS

12667 Alcosta Blvd., Suite 500

San Ramon, CA 94583

(925) 790-2600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Redwood Mortgage Investors VII

Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2006 and 2005 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Redwood Mortgage Investors VII’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Redwood Mortgage Investors VII is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Redwood Mortgage Investors VII’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA LLP

San Ramon, California

March 26, 2007

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Balance Sheets

December 31, 2006 and 2005

ASSETS

	2006	2005
Cash and cash equivalents	$584,114	$1,627,384
Loans
Loans secured by deeds of trust	6,218,439	5,448,401
Loans, unsecured, net of discount of $65,802 and
$71,971 in 2006 and 2005, respectively	714,659	161,987
Allowance for loan losses	(454,417)	(700,536)
Net loans	6,478,681	4,909,852
Interest and other receivables
Related party receivables	20,634	—
Accrued interest and late fees	67,754	64,304
Advances on loans	—	6
Total interest and other receivables	88,388	64,310
Investment in limited liability company	875,408	882,641
Real estate held for sale, net	1,371,401	1,870,027
Total assets	$9,397,992	$9,354,214

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$71,998	$71,998
Total liabilities	71,998	71,998
Partners’ capital
Limited partners’ capital, subject to redemption	9,314,021	9,270,243
General partners’ capital	11,973	11,973
Total partners’ capital	9,325,994	9,282,216
Total liabilities and partners’ capital	$9,397,992	$9,354,214

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues
Interest on loans	$543,039	$673,124	$818,527
Late fees	6,244	10,903	19,822
Other	32,001	7,358	29,925
	581,284	691,385	868,274
Expenses
Mortgage servicing fees	—	68,906	81,442
Interest expense	1,068	693	10,804
Clerical costs from Redwood Mortgage Corp.	12,299	13,663	17,826
Asset management fees	8,748	34,512	34,073
Provisions for (recovery of) losses on loans
and real estate held for sale	(49,102)	(49,745)	65,007
Professional services	61,186	50,220	49,343
Other	41,701	35,581	31,133
	75,900	153,830	289,628
Net income	$505,384	$537,555	$578,646
Net income
General partners (1%)	$5,054	$5,376	$5,786
Limited partners (99%)	500,330	532,179	572,860

	$505,384	$537,555	$578,646
Net income per $1,000 invested by limited partners for entire period
Where income is reinvested	$55	$59	$65
Where partner receives income in monthly distributions	$54	$58	$63

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital	Capital
Balances at December 31, 2003	$9,016,191	$11,973	$9,028,164
Net income	572,860	5,786	578,646
Early withdrawal penalties	(2,741)	—	(2,741)
Partners’ withdrawals	(469,867)	(5,786)	(475,653)

Balances at December 31, 2004	9,116,443	11,973	9,128,416
Net income	532,179	5,376	537,555
Early withdrawal penalties	2,014)	—	(2,014)
Partners’ withdrawals	(376,365)	(5,376)	(381,741)

Balances at December 31, 2005	9,270,243	11,973	9,282,216
Net income	500,330	5,054	505,384
Early withdrawal penalties	(4,744)	—	(4,744)
Partners’ withdrawals	(451,808)	(5,054)	(456,862)

Balances at December 31, 2006	$9,314,021	$11,973	$9,325,994

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$505,384	$537,555	$578,646
Adjustments to reconcile net income to
net cash provided by operating activities
Provisions for (recovery of) losses
on loans and real estate	(49,102)	(49,745)	65,007
Early withdrawal penalty credited to income	(4,744)	(2,014)	(2,741)
Amortization of discount on unsecured loans	(6,169)	(35,462)	(21,487)
Change in operating assets and liabilities
Accrued interest and late fees	(38,195)	76,379	(252,153)
Advances on loans	(2,379)	2,654	(5,987)
Related party receivable	(20,634)	—	—
Payable to affiliate	—	(4,951)	849
Deferred interest	—	(2,989)	23,699
Net cash provided by operating activities	384,161	521,427	385,833
Cash flows from investing activities
Principal collected on loans	3,380,178	5,023,486	3,517,558
Loans originated	(4,459,946)	(3,859,637)	(3,821,719)
Loans unsecured	22,186	83,391	15,554
Payments for real estate	—	(54,472)	(17)
Proceeds from disposition of real estate	79,780	—	603,723
Payments on investment
in limited liability company	(27,083)	(51,463)	—
Proceeds from investment
in limited liability company	34,316	—	—
Net cash provided by (used in) investing activities	(970,569)	1,141,305	315,099
Cash flows from financing activities
Borrowings (repayments) on line of credit, net	—	—	(200,000)
Partners’ withdrawals	(456,862)	(381,741)	(475,653)
Net cash used in financing activities	(456,862)	(381,741)	(675,653)
Net increase (decrease)
in cash and cash equivalents	(1,043,270)	1,280,991	25,279
Cash and cash equivalents at beginning of year	1,627,384	346,393	321,114
Cash and cash equivalents at end of year	$584,114	$1,627,384	$346,393
Supplemental disclosures of cash flow information
Cash payments for interest	$1,068	$693	$10,804

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

1.        Organization and General

Redwood Mortgage Investors VII, (the “Partnership”) is a California Limited Partnership organized on June 30, 1989. The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation whose stockholders are Michael R. Burwell and two trusts both of whose trustee is Michael R. Burwell. The Partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

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

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances. At December 31, 2006, there was one unsecured loan totaling $571,494 that was considered impaired by the Partnership. At December 31, 2005, there were no loans categorized as impaired by the Partnership. The average recorded investment in impaired loans was $285,747 and $48,355 for December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Partnership had two and three secured loans 90 days past maturity or past due 90 days or more totaling $737,500 and $362,867, respectively. In addition, accrued interest and advances on these secured loans totaled $26,250 and $8,226 at December 31, 2006 and 2005, respectively. The Partnership does not consider any of these secured loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans. At December 31, 2006 and 2005, as presented in Note 11, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 61.62% and 67.18%, respectively. When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security. However, a low loan to value ratio has the tendency to minimize reductions for impairment.

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

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows:

	December 31,		December 31,
	2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$ 68,548	45.84%	$ 286,543	54.04%
Apartments	10,156	11.05%	29,026	10.46%
Commercial	37,182	28.54%	159,612	27.29%
Land	52,492	14.57%	63,368	8.21%
Total real estate mortgage	$ 168,378	100.00%	$ 538,549	100.00%
Unsecured	286,039	100.00%	161,987	100.00%
Total unsecured	$ 286,039	100.00%	$ 161,987	100.00%
Total allowance for loan losses	$ 454,417	100.00%	$ 700,536	100.00%

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows:

Years Ended December 31,

	2006	2005	2004
Balance at beginning of year	$700,536	$745,476	$680,469
Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	(6,707)	(28,568)	—
Land	—	—	—
	(6,707)	(28,568)	—
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Net charge-offs	(6,707)	(28,568)	—
Additions (recovery) charge to operations	(49,102)	(16,372)	65,007
Transfer to real estate held for sale reserve	(190,310)	—	—
Balance at end of year	$454,417	$700,536	$745,476
Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.11%	0.45%	0.00%

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. Periodically, Partnership cash balances exceed federally insured limits.

Real estate held for sale

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. During 2006, the Partnership transferred $190,310 from the allowance for loan losses to the allowance for losses on real estate held for sale.

Investment in limited liability company

Investment in limited liability company is accounted for using the equity method. In 2006, the Company had an 8% interest in the Larkin Street Property Company, LLC (see Note 6).

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the partners if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the statements of income as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital. Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

2.        Summary of Significant Accounting Policies (continued)

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due. During 2006, 2005 and 2004, late fee revenue of $6,244, $10,903 and $19,822, respectively, was recorded. The Partnership has a late fee receivable at December 31, 2006 and 2005 of $1,597 and $891, respectively.

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156,, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007. The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Partnership’s financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Partnership’s financial condition and results of operations.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Partnership will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements, an entity must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. The application of SAB 108 did not have an impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

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

Election to receive monthly, quarterly or annual distributions

At subscription, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound. Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

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

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

3.	Other Partnership Provisions (continued)

Liquidity, capital withdrawals and early withdrawals (continued)

After five years from the date of purchase of the units, limited partners have the right to withdraw from the Partnership, on an installment basis. Generally this is done over a five-year period in twenty quarterly installments. Once a limited partner has been in the Partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer. Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The Partnership will not establish a reserve from which to fund withdrawals and, accordingly, the Partnership’s capacity to return a limited partner’s capital account is restricted to the availability of Partnership cash flow. Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, shall be liquidated during any calendar year.

4.        General Partners and Related Parties

The following are commissions and fees that are paid to the general partners and affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership. During 2006, 2005 and 2004, loan brokerage commissions paid by the borrowers to Redwood Mortgage Corp. were $97,358, $137,913 and $93,465, respectively.

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans. Mortgage servicing fees of $68,906 and $81,442 were incurred for 2005 and 2004, respectively. During 2006, Redwood Mortgage Corp. waived $56,647 of mortgage servicing fees. The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $71,998 at December 31, 2006 and 2005.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). Asset management fees of $8,748, $34,512 and $34,073 were incurred for 2006, 2005 and 2004, respectively. During 2006, the general partners waived $26,208 of asset management fees.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

4.	General Partners and Related Parties (continued)

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners or affiliates.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp. Redwood Mortgage Corp may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, and postage and preparation of reports to limited partners. During 2006, 2005 and 2004, operating expenses totaling $12,299, $13,663, and $17,826, respectively, were reimbursed to Redwood Mortgage Corp. To the extent that some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

  5.        Real Estate Held for Sale

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure. At this date, the Partnership’s investment totaled $1,752,836 including accrued interest and advances. During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property. One parcel was sold during 2006 for $336,652. The partnership incurred a loss on this sale of $28,336 which was fully reserved for. At December 31, 2006, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

During 2004, the Partnership sold real estate with an original investment of $1,200,518, and a carrying value of $586,713, for $586,713. The original investment in this property had been reduced in prior years to management’s estimate of the ultimate realizable value of the property.

During 1993, the Partnership acquired land through foreclosure. Management believes the full amount of the Partnership’s investment, $62,720 at December 31, 2006, will be recovered based on its current estimate of the property’s fair value.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2006 and 2005:

	2006	2005
Costs of properties	$1,533,375	$1,870,027
Reduction in value	(161,974)	—
Real estate held for sale, net	$1,371,401	$1,870,027

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

6.        Investment in Limited Liability Company

As a result of acquiring real properties through foreclosure, the Partnership transferred its interests (principally land and building) to a limited liability company, Larkin Street Property Company, LLC (“Larkin”).

Larkin was created during 2005. It is owned 8% by the Partnership and 92% by affiliates. The property is under development and development costs were capitalized. No income or expense was recognized by Larkin during 2006 and 2005.

7.        Bank Line of Credit

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime. There were no balances outstanding on this line as of December 31, 2006 and 2005, and the interest rate was 8.5% at December 31, 2006 and 7.50% at December 31, 2005. This line of credit expires December 2, 2011 and requires the Partnership to meet certain financial covenants. As of December 31, 2006 and 2005, the Partnership was in compliance with all loan covenants.

8.        Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of the Partnership capital:

	2006	2005
Partners’ capital per financial statements	$9,325,994	$9,282,216
Allowance for loan losses	454,417	700,536
Allowance for real estate losses	161,974	—
Partners’ capital tax basis	$9,942,385	$9,982,752

In 2006 and 2005, approximately 67% and 68%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

9.        Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)

Secured loans had a carrying value of $6,218,439 and $5,448,401 at December 31, 2006 and 2005, respectively. The fair value of these loans of $6,203,160 and $5,566,133, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)

Unsecured loans carrying value was $714,659 and $161,987 at December 31, 2006 and 2005, respectively. The fair value of these loans approximates their carrying value after consideration of the allowance for loan losses established by the general partners on these loans.

10.      Non-cash Transactions

During 2006, a previously secured loan became unsecured which resulted in a decrease to secured loans, advances and accrued interest of $531,559, $2,385 and $34,745, respectively, and an increase to unsecured loans of $568,689.

During 2006, a previous real estate owned property was sold with the Partnership providing financing. This resulted in a decrease to real estate owned and allowance for real estate held for sale of $256,873 and $28,336, respectively and an increase to secured loans of $228,536.

During 2005, the Partnership foreclosed on property (see Note 6), which resulted in an increase in investment in limited liability company of $831,178 and a decrease in secured loans, accrued interest and advances of $776,228, $49,422 and $5,528, respectively. In addition, an unsecured loan was written-off against the allowance for loan losses in the amount of $28,568.

During 2004, the Partnership foreclosed on property (see Note 5), which resulted in an increase in real estate held for sale of $1,752,836 and a decrease in loans receivable, accrued interest and advances of $1,196,509, $552,044 and $4,283, respectively.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

11.      Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust. At December 31, 2006 and 2005, there were 22 and 23 secured loans outstanding, respectively, with the following characteristics:

	2006	2005
Number of secured loans outstanding	22	23
Total secured loans outstanding	$6,218,439	$5,448,401

Average secured loan outstanding	$282,656	$236,887
Average secured loan as percent of total secured loans	4.55%	4.35%
Average secured loan as percent of partners’ capital	3.03%	2.55%

Largest secured loan outstanding	$550,000	$634,479
Largest secured loan as percent of total secured loans	8.84%	11.65%
Largest secured loan as percent of partners’ capital	5.90%	6.84%
Largest secured loan as percent of total assets	5.85%	6.78%

Number of counties where security is located (all California)	14	13
Largest percentage of loans in one county	25.53%	22.37%
Average secured loan to appraised value of security based on
appraised values and prior liens at time loan was consummated	61.62%	67.18%
Number of secured loans in foreclosure	—	—
Amount of secured loans in foreclosure	—	—

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

11.      Loan Concentrations and Characteristics (continued)

The following categories of secured loans were held at December 31, 2006 and 2005:

	2006	2005
First trust deeds	$5,011,682	$3,920,466
Second trust deeds	1,206,757	1,453,054
Third trust deeds	—	74,881
Total loans	6,218,439	5,448,401
Prior liens due other lenders at time of loan	2,560,514	4,272,101
Total debt	$8,778,953	$9,720,502

Appraised property value at time of loan	$14,247,048	$14,470,371
Total debt as percent of appraisals	61.62%	67.18%

Loans by type of property
Single family (1-4 units)	$2,850,592	$2,944,330
Apartments	687,500	570,000
Commercial	1,774,528	1,487,019
Land	905,819	447,052
	$6,218,439	$5,448,401

The interest rates on these loans ranged from 7.00% to 11.00% at December 31, 2006 and 8.50% to 10.00% at December 31, 2005.

Scheduled maturity dates of secured loans as of December 31, 2006 are as follows:

Year Ending December 31,
2007	$2,225,000
2008	1,127,283
2009	1,462,737
2010	514,028
2011	601,391
thereafter	288,000
Total	$6,218,439

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

11.      Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2007 above include $250,000 in one loan which was 90 days past maturity at December 31, 2006. This loan did not have interest payments categorized as delinquent over 90 days. Occasionally, the Partnership allows borrowers to continue to make the payments on loans past maturity for periods of time. It is the Partnership’s experience that loans are sometimes refinanced or repaid before the maturity date. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

During 2005, the Partnership had a substantial amount of its loan receivable balance due on two loans from one borrower, which were then paid in full. This borrower accounted for approximately 17% of interest on loans for the year ended December 31, 2005.

The Partnership also had 22% of its receivable balance due from two borrowers at December 31, 2005. Loans to the two borrowers in 2005 were funded late in the year, hence income derived from these investments accounted for 3.10% of the interest revenue for the year ended December, 31 2005. Interest revenue for an additional two borrowers accounted for approximately 19% of interest revenue for the year ended December 31, 2004.

12.      Commitments and Contingencies

Workout agreements

The Partnership periodically negotiates various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money as of December 31, 2006. As of December 31, 2006 there are no loans under workout agreement.

Construction / rehabilitation loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. At December 31, 2006, there were no undisbursed loan funds. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Notes to Financial Statements

December 31, 2006, 2005 and 2004

13. Selected Financial Information (Unaudited)

Calendar Quarter

	First	Second	Third	Fourth	Annual
Revenues
2006	$ 137,842	$ 149,504	$ 151,278	$ 142,660	$ 581,284
2005	$ 174,489	$ 152,219	$ 204,591	$ 160,086	$ 691,385
Expenses
2006	$ 11,716	$ 23,377	$ 24,814	$ 15,993	$ 75,900
2005	$ 35,393	$ 16,871	$ 56,016	$ 45,550	$ 153,830
Net income allocated
to general partners
2006	$ 1,261	$ 1,261	$ 1,264	$ 1,268	$ 5,054
2005	$ 1,391	$ 1,353	$ 1,486	$ 1,146	$ 5,376
Net income allocated
to limited partners
2006	$ 124,865	$ 124,866	$ 125,200	$ 125,400	$ 500,330
2005	$ 137,705	$ 133,995	$ 147,089	$ 113,390	$ 532,179
Net income per $1,000
invested where income is
Reinvested
2006	$ 13	$ 13	$ 13	$ 16	$ 55
2005	$ 15	$ 15	$ 16	$ 13	$ 59

Withdrawn
2006	$ 13	$ 13	$ 13	$ 15	$ 54
2005	$ 15	$ 15	$ 16	$ 12	$ 58

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Schedule II

Valuation and Qualifying Accounts for the years ended

December 31, 2006, 2005 and 2004

	Col B.	Col. C - Additions				Col E.
	Balance at	Charged to	Charged			Balance
Col A.	Beginning	Costs and	to Other	Col. D		at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2004
Deducted from asset accounts
Allowance for loan losses	$ 680,469	$ 65,007	$ -	$ -		$ 745,476
Cumulative write-down of
real estate held for sale (REO)	630,169	-	-	(596,796)	(b)	33,373
	$1,310,638	$ 65,007	$ -	$(596,796)		$ 778,849

Year Ended December 31, 2005
Deducted from asset accounts
Allowance for loan losses	$ 745,476	$ (16,372)	$ -	$(28,568)	(a)	$ 700,536
Cumulative write-down of
real estate held for sale (REO)	33,373	(33,373)	-	-		-
	$ 778,849	$ (49,745)	$ -	$(28,568)		$ 700,536

Year Ended December 31, 2006
Deducted from asset accounts
Allowance for loan losses	$ 700,536	$ (49,102)	$ -	$(197,017)	(b)	$ 454,417
Cumulative write-down of
real estate held for sale (REO)	-	-	-	161,974	(b)	161,974
	$ 700,536	$ (49,102)	$ -	$ (35,043)		$ 616,391
(a) - Represents write-offs on loans.
(b) - Represents sales of REO.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Schedule IV

Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate

December 31, 2006

						Col. H
						Principal
					Col. F	Amount
					Face	Col. G	of Loans
	Col. C		Col. D		Amount of	Carrying	Subject to	Col. I	Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Type	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location

Res.	9.00%	04/01/09	$ 1,139	$ -	$ 141,500	$ 136,336	$ -	1st	San Joaquin
Comm.	9.00%	08/01/09	3,000	-	400,000	400,000	-	1st	San Francisco
Res.	8.50%	09/01/06	1,171	-	200,000	250,000	250,000	1st	Monterey
Res.	9.25%	11/01/09	1,234	352,177	150,000	147,865	-	2nd	San Mateo
Comm.	9.50%	03/01/10	3,279	-	390,000	385,636	-	1st	San Mateo
Res.	9.00%	03/01/10	1,046	-	130,000	128,391	-	1st	Santa Cruz
Land	9.50%	10/01/07	3,988	-	487,500	487,500	487,500	1st	Santa Clara
Res.	8.50%	01/01/08	1,523	200,398	215,000	215,000	-	2nd	Solano
Land	11.00%	2/01/08	1,742	-	190,000	189,783	-	1st	Calaveras
Res.	9.50%	3/01/07	3,958	-	500,000	500,000	-	1st	Santa Clara
Comm.	9.88%	4/01/08	3,292	-	400,000	400,000	-	1st	Alameda
Res.	8.50%	6/01/09	3,896	-	550,000	550,000	-	1st	Napa
Res.	8.88%	7/01/11	3,698	1,083,333	500,000	500,000	-	2nd	San Francisco
Apts.	9.25%	12/01/07	1,869	424,606	242,500	242,500	-	2nd	San Francisco
Comm.	10.00%	07/01/08	1,563	-	187,500	187,500	-	1st	Alameda
Comm.	10.25%	09/01/07	2,563	-	300,000	300,000	-	1st	Santa Clara
Land	7.00%	10/01/09	1,333	-	228,536	228,536	-	1st	Stanislaus
Comm.	10.25%	4/01/11	940	500,000	101,500	101,392	-	2nd	Contra Costa
Res.	9.25%	11/01/08	1,041	-	135,000	135,000	-	1st	Riverside
Res.	10.00%	01/01/12	1,275	-	153,000	153,000	-	1st	Contra Costa
Res.	9.25%	1/1/12	1,111	-	135,000	135,000	-	1st	San Bernardino
Apts.	9.25%	12/1/07	3,430	-	445,000	445,000	-	1st	San Francisco

Total				$2,560,514	$6,182,036	$6,218,439	$737,500

Note: Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

Schedule IV (continued)

Mortgage Loans on Real Estate

Rule 12-29 Loans on Real Estate, continued

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2006	2005	2004

Balance at beginning of year	$5,448,401	$7,388,478	$8,280,826
Additions during period
New loans	4,459,946	3,859,637	3,821,719
Other	228,536	—	—
Total additions	4,688,482	3,859,637	3,821,719

Deductions during period
Collections of principal	3,380,178	5,023,486	3,517,558
Foreclosures	—	776,228	1,196,509
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	538,266	—	—
Total deductions	3,918,444	5,799,714	4,714,067

Balance at close of year	$6,218,439	$5,448,401	$7,388,478

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Partnership’s independent registered public accounting firm during the years ended December 31, 2006 and 2005.

Item 9a. – Controls and Procedures

The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b. – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The Partnership has no Officers or Directors. Rather, the activities of the Partnership are managed by the two general partners, one of whom is an individual, Michael R. Burwell. The second general partner is Gymno Corporation, a California corporation, formed in 1986. Mr. Burwell is one of three shareholders of Gymno Corporation, a California corporation, and has a 50% interest in the corporation. The remaining two shareholders are trusts as to which Mr. Burwell is the trustee of each trust.

The General Partners.

Michael R. Burwell. Michael R. Burwell, age 50, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present). Mr. Burwell is licensed as a real estate sales person.

Gymno Corporation. Gymno Corporation, General Partner, is a California corporation formed in 1986 for the purpose of acting as a general partner of this Partnership and of other limited partnerships formed by the individual general partners. The shares in Gymno Corporation are held equally by Michael R. Burwell and the two trusts, each of which Michael R. Burwell is the trustee. Michael R. Burwell is a director of Gymno and the director position held by D. Russell Burwell is currently vacant. Michael R. Burwell is its President, Chief Financial Officer, and Secretary. Michael R. Burwell has a controlling interest in this company through his ownership of stock and as trustee of the Burwell trusts.

Financial Oversight by General Partners.

The Partnership does not have a board of directors or an audit committee. Accordingly, the general partners serve the equivalent function of an audit committee for, among other things, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing the enforcing of the Code of Ethics. However, since the Partnership does not have an audit committee and the general partners are not independent of the Partnership, the Partnership does not have an “audit committee financial expert.”

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

Item 11 – Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

As indicated above in Item 10, the Partnership has no Officers or Directors. The Partnership is managed by the general partners. There are certain fees and other items paid to management and related parties.

A more complete description of management compensation is found in the Prospectus, pages 12-13, under the section “Compensation of the General Partners and the Affiliates”, which is incorporated by reference. Such compensation is summarized below.

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2006. All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$0

General Partners &/or Affiliates	Asset Management Fee for managing assets	$8,748

General Partners	1% interest in profits	$5,054

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP) DURING THE YEAR ENDED DECEMBER 31, 2006

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the Partnership	$97,358

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with fees
	notary, document preparation, credit investigation, and escrow
	payable by the borrowers and not by the Partnership	$6,104

Gymno Corporation	Reconveyance Fee	$492

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $12,299

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The general partners are to own an aggregate total of 1% of the Partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnotes 3 and 4 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data.

Also refer to the Prospectus dated October 20, 1989 (incorporated herein by reference) on page 12 “Compensation of General Partners and Affiliates” and page 14 “Conflicts of Interest”.

Since the Partnership does not have a board of directors and since the general partners are not considered independent of the Partnership, the Partnership does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the Partnership by the principal accountant for 2006 and 2005 are as follows:

Audit Fees The aggregate fees billed during the years ended December 31, 2006 and 2005 for professional services rendered for the audit of the Partnership’s annual financial statements included in the Partnership’s Annual Report on Form 10-K and review of financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $55,635 and $44,675, respectively.

Audit Related Fees There were no fees billed during the years ended December 31, 2006 and 2005 for audit-related services.

Tax fees The aggregate fees billed for tax services for the years ended December 31, 2006 and 2005, were $4,275 and $4,063, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees There were no other fees billed during the years ended December 31, 2006 and 2005.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the Partnership.

Part IV

Item 15 – Exhibits, Financial Statements and Schedules

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

All of the above exhibits, other than 31.1, 31.2, 32.1 and 32.2, were previously filed as the exhibits to Registrant’s Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).

B.	See A (3) above.

C.

See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration statement) dated October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a general partner.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March 2007.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March 2007.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 30, 2007

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 30, 2007

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, General Partner, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner, certify that:

1.     I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

(b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the Registrant’s control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.         The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

___________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, General Partner

March 30, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President and Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

/s/ Michael R. Burwell

_____________________________

Michael R. Burwell, President and

Chief Financial Officer of Gymno

Corporation, General Partner

March 30, 2007