Form 10-Q
period 2007-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2007-05-15
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large Accelerated Filer  [  ]                                                   Accelerated Filer  [  ]                                               Non-Accelerated Filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
MARCH 31, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$1,225,434	$584,114

Loans
Loans, secured by deeds of trust	5,518,815	6,218,439
Loans, unsecured, net discount of $63,746 and $65,802
for March 31, 2007 and December 31, 2006, respectively	720,240	714,659
	6,239,055	6,933,098
Allowance for loan losses	(441,741)	(454,417)
Net loans	5,797,314	6,478,681

Interest and other receivables
Related party receivables	16,113	20,634
Accrued interest and late fees	81,574	67,754
Total interest and other receivables	97,687	88,388

Investment in limited liability company	880,857	875,408
Real estate held for sale, net	1,371,401	1,371,401

Total assets	$9,372,693	$9,397,992

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$71,998	$71,998
Total liabilities	71,998	71,998

Partners’ capital
Limited partners’ capital, subject to redemption	9,288,722	9,314,021
General partners’ capital	11,973	11,973
Total partners’ capital	9,300,695	9,325,994

Total liabilities and partners’ capital	$9,372,693	$9,397,992

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)

	2007	2006
Revenues
Interest on loans	$139,109	$129,189
Interest-interest bearing accounts	8,206	1,825
Late fees	1,168	1,003
Other	1,232	5,825
	149,715	137,842
Expenses
Clerical costs through Redwood Mortgage Corp.	2,837	3,264
Asset management fees	2,922	—
Recovery on losses on loans and real estate
held for sale	(12,676)	(19,954)
Professional services	23,129	19,749
Printing supplies and postage	1,740	813
Other	5,051	7,844
	23,003	11,716
Net income	$126,712	$126,126

Net income: general partners (1%)	$1,267	$1,261
limited partners (99%)	125,445	124,865
	$126,712	$126,126
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$13

-where partner receives income in monthly
distributions	$13	$13

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$126,712	$126,126
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate held
for sale	(12,676)	(19,954)
Early withdrawal penalty credited to income	(982)	(1,338)
Amortization of discount on unsecured loans	(2,056)	—
Change in operating assets and liabilities
Accrued interest and late fees	(13,820)	(1,080)
Related party receivables	4,521	—
Prepaid expenses	—	(3,574)
Accounts payable and other liabilities	—	32,136

Net cash provided by operating activities	101,699	132,316

Cash flows from investing activities
Principal collected on loans	699,624	1,112,262
Loans originated	—	(1,309,304)
Advances on unsecured loans	(11,721)	—
Proceeds from disposition of real estate	—	(8,760)
Payments on investment in limited liability company	(5,449)	—
Proceeds from unsecured loans	8,197	4,337

Net cash provided by (used in) investing activities	690,651	(201,465)

Cash flows from financing activities
Partners’ withdrawals	(151,030)	(122,780)

Net (decrease)/increase in cash and cash equivalents	641,320	(191,929)

Cash and cash equivalents - beginning of period	584,114	1,627,384

Cash and cash equivalents - end of period	$1,225,434	$1,435,455

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

As of March 31, 2007 and December 31, 2006, the Partnership had two loans past due 90 days or more in interest payments and/or past maturity.  The outstanding principal balances of these loans at March 31, 2007 and December 31, 2006 were $987,500 and $737,500, respectively.  In addition, accrued interest, advances and late charges on these loans totaled $37,845 and $26,250 at March 31, 2007 and December 31, 2006, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of March 31, 2007 have sufficient collateral to cover the amounts outstanding to the Partnership and are still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,		December 31,
	2007		2006
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$59,096	38.99%	$68,548	45.84%
Apartments	10,156	12.46%	10,156	11.05%
Commercial	37,169	32.14%	37,182	28.54%
Land	52,492	16.41%	52,492	14.57%
Total real estate – mortgage	$158,913	100%	$168,378	100%

Unsecured loans	$282,828	100%	$286,039	100%
Total unsecured loans	$282,828	100%	$286,039	100%

Total allowance for loan losses	$441,741	100%	$454,417	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine month period ended March 31, 2007 and the year ended December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006
Balance at beginning of period	$454,417	$700,536

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	(6,707)
Land	—	—
	—	6,707
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	—	(6,707)
Additions (recovery) charge to operations	(12,676)	(49,102)
Transfer to real estate held for sale reserve	—	(190,310)

Balance at end of period	$441,741	$454,417

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.00%	0.11%

At March 31, 2007 and December 31, 2006 there was one unsecured loan totaling $583,215 that was categorized as impaired by the Partnership.  Interest is no longer being accrued on this loan.

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
MARCH 31, 2007 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $15,086 in mortgage servicing fees during the first quarter of 2007.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners partially waived asset management fees of $5,842 and received $2,922 in asset management fees during the first quarter of 2007

Other fees

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA.  As of March 31, 2007 the Partnership’s investment in this property was $62,720.  The property is currently under contract with a buyer and assuming the property is sold on the terms set forth in the purchase agreement, the Partnership should recover its investment and some gain.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure.  The land is located in Stanislaus County, California.  It is comprised of three separate lots, which total approximately 14 acres.  The parcels are currently for sale.  During the third quarter of 2006 the Partnership sold one of the three parcels at a loss of approximately $28,336 for which the Partnership had provided a loss reserve.  As of March 31, 2007, the Partnership’s investment in this property totaled $1,308,681, including accrued interest and advances, and net of a valuation allowance of $161,974.  This property is jointly owned by two other affiliated partnerships.

In February 2005, the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Costs of properties	$1,533,375	$1,533,375
Reduction in value	(161,974)	(161,974)

Real estate held for sale, net	$1,371,401	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February, 2005, the Partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated Partnerships.  Upon acquisition the Partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined partnerships’ investment in the property.  The Partnership intends to undertake additional improvements to the property.  As of March 31, 2007, the Partnership has capitalized approximately $78,471 in costs related to this property.  The Partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $34,316, representing the Partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the Partnership’s investment.  At March 31, 2007, the Partnership’s investment in the limited liability company totaled $880,857.

NOTE 6 – BANK LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  There were no balances outstanding as of March 31, 2007 and December 31, 2006 and the interest rate was 8.50% (8.25% prime plus .25%) at March 31, 2007.  This line of credit expires in December 2011 and requires the Partnership to meet certain financial covenants.  The Partnership believes it was in compliance with all loan covenants for the three month period ended March 31, 2007 and for the year ended December 31, 2006.  The Partnership anticipates that the line of credit will be renewed at its maturity.  In the event that the line of credit is not renewed, the Partnership has the option to convert the line of credit to a three year term loan beginning December 2011.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.
(b)
Secured loans had a carrying value of $5,518,815 and $6,218,439 at March 31, 2007 and December 31, 2006, respectively.  The fair value of these loans of $5,530,474 and $6,203,160, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $720,240 and $714,659 at March 31, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust.  At March 31, 2007 and December 31, 2006 there were 20 and 22 secured loans outstanding, respectively, with the following characteristics:

	March 31,	December 31,
	2007	2006
Number of secured loans outstanding	20	22
Total secured loans outstanding	$5,518,815	$6,218,439

Average secured loan outstanding	$275,941	$282,656
Average secured loan as percent of total secured loans	5.00%	4.55%
Average secured loan as percent of partners’ capital	2.97%	3.03%

Largest secured loan outstanding	$500,000	$550,000
Largest secured loan as percent of total secured loans	9.06%	8.84%
Largest secured loan as percent of partners’ capital	5.38%	5.90%
Largest secured loan as percent of total assets	5.33%	5.85%

Number of counties where security is located (all California)	13	14

Largest percentage of loans in one county	28.76%	25.53%

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was
consummated	61.35%	61.62%

Number of secured loans in foreclosure status	None	None
Amount of secured loans in foreclosure status	None	None

At times, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

First trust deeds	$4,460,249	$5,011,682
Second trust deeds	1,058,566	1,206,757
Third trust deeds	—	—
Total loans	5,518,815	6,218,439
Prior liens due other lenders at time of loan	2,208,336	2,560,514

Total debt	$7,727,151	$8,778,953

Appraised property value at time of loan	$12,595,894	$14,247,048

Total secured loans as percent of appraisals based on
appraised values and prior liens at time loan was
consummated	61.35%	61.62%

Secured loans by type of property
Single family homes (1-4 Units)	$2,151,984	$2,850,592
Apartments	687,500	687,500
Commercial	1,773,518	1,774,528
Land	905,813	905,819

	$5,518,815	$6,218,439

Scheduled maturity dates of secured loans as of March 31, 2007 are as follows:

Prior to December 31, 2007	$1,975,000
Between January 1, 2008 and December 31, 2008	1,377,277
Between January 1, 2009 and December 31, 2009	764,521
Between January 1, 2010 and December 31, 2010	513,092
Between January 1, 2011 and December 31, 2011	601,066
Thereafter	287,859

Total	$5,518,815

The scheduled maturities for 2007 above had one loan past maturity at March 31, 2007 in the amount of $500,000.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or where loans are past maturity.  Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of March 31, 2007, the Partnership had no loans under a workout agreement.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At March 31, 2007, there were no undisbursed loan funds.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2007, the Partnership owned four real estate properties.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2007 annualized yield estimates, beliefs relating to the Partnership’s compliance with its loan covenants, beliefs relating to the effects of various legal actions arising in the normal course of business, the Partnership’s intention not to sell its loan portfolio, management’s beliefs relating to the sufficiency of collateral, trends in the California real estate market moving towards normalcy, and the healthy commercial real estate market increasing lending opportunities.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected material adverse changes in economic conditions and interest rates, including such conditions in California, a material adverse decline in the market for real estate in California, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $0 and $28,650 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Mortgage servicing fees of $0 were incurred for the three month periods ended March 31, 2007 and 2006. Redwood Mortgage Corp. waived $15,086 and $13,442 in mortgage servicing fees during the three month period ended March 31, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $2,922 and $0 were incurred for the three month periods ended March 31, 2007 and 2006, respectively.  The general partners waived $5,842 and $8,723 in asset management fees during the quarter ended March 31, 2007 and 2006, respectively.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $51 and $1,300 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,267 and $1,261 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $2,837 and $3,264 for the three month periods ended March 31, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of March 31, 2007 and 2006, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the Partnership Agreement.

Results of Operations– For the three months ended March 31, 2007 and 2006

Changes in the Partnership’s operating results for the three month period ended March 31, 2007 as compared to 2006 are discussed below:

Changes during the three months ended March 31, 2007 versus 2006
Net income	$586
Revenue
Interest on loans	9,920
Interest – interest bearing accounts	6,381
Late fees	165
Other	(4,593)
$11,873

Expenses
Mortgage servicing fees
Clerical costs through Redwood Mortgage Corp.	(427)
Asset management fees	2,922
Recovery of losses on loans and real estate
held for sale	7,278
Professional services	3,380
Printing supplies and postage	927
Other	(2,793)
$11,287

Net income	$586

The increase in interest on loans of $9,920 (7.68%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to an increase in the average loan portfolio outstanding to $5,801,177 as of March 31, 2007 from an average balance of $5,786,583 as of March 31, 2006.  The increase in interest was also a result of an increase in the average interest rate, which stood at 9.59% as of March 31, 2007 as compared to 9.27% as of March 31, 2006.

The decrease in other income of $4,593 (78.85%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to a decrease in miscellaneous income of $4,236 and early withdrawal penalties of $357 for the three month period ended March 31, 2007 as compared to the amounts for the same period in 2006.

The increase in interest from interest-bearing accounts of $6,381 (349.64%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to an overall higher average interest rate of 4.01% that the Partnership earned in its money market account during the first three months of 2007 as compared to an average interest rate of 0.6% during the same period in 2006.  The Partnership’s average deposit for the first quarter of 2007 was $818,384 compared to an average deposit of $1,208,863 during the first quarter of 2006.  The substantial difference in rate enabled the Partnership to earn higher interest in 2007 than in 2006.

Mortgage servicing fees for the three month periods ended March 31, 2007 and 2006 were waived by the servicing agent, Redwood Mortgage Corp.  These fees would have otherwise cost the Partnership $15,086 and $13,442 for the three month periods ended March 31, 2007 and 2006, respectively.  The increase in the waived servicing fee amount from 2006 to 2007 was primarily due to an increase in the average loan portfolio outstanding of $5,801,177 and $5,786,583 as of March 31, 2007 and 2006, respectively.

The decrease in recovery of losses on loans and real estate held for sale of $7,278 (36.47%) for the three month period ended March 31, 2007 as compared to the same period in 2006 is due to management’s determination that the allowance for losses on loans and real estate held for sale of $603,715 as of March 31, 2007 was adequate.  In addition, the Partnership received $3,539 and $4,337 during the three month periods ended March 31, 2007 and 2006, respectively, in recoveries from an unsecured debtor whose balance has been fully provided for in the loan loss reserve.

The increase in professional fees of $3,380 (17.11%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to general professional cost increases in 2007 for legal services, audits, tax return processing and the timing of billing.  We anticipate an increase in professional fees during 2007 due to the Partnership initiating additional compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The increase in asset management fees of $2,922 (100%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to a partial waiver of $5,842 and a full waiver of $8,723 in management fees by the general partners during the quarters ended March 31, 2007 and 2006, respectively.

The decrease in other expenses of $2,793 (35.61%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to a decrease in upkeep costs for the real estate held for sale properties.  The Partnership spent $5,042 and $7,844 during the three month period ended March 31, 2007 and 2006, respectively.

The decrease in clerical costs of $427 (13.08%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was primarily due to lower servicing costs.  Partnership capital decreased by $25,299 during the first three months of 2007 as the aggregate of earnings distributions and capital liquidations was higher than the net income level of the Partnership.  For the three month period ended March 31, 2007, limited partners’ net income was $125,445 versus earnings distributions of $47,949 and capital liquidations of $102,795, which totaled $150,744, as compared to limited partners’ net income of $124,865 versus earnings distributions of $44,752 and capital liquidations of $78,104, which totaled $122,856 for the corresponding period in 2006.  Earnings and capital liquidations are a factor of limited partner elections and currently limited partners seeking liquidations of earnings or their capital account increased during the first quarter of 2007. During the prior quarters, limited partner income had been higher than earnings distributions and capital liquidations which resulted in an increase in the limited partners’ capital from $9,270,243 as of December 31, 2005 to $9,325,994 through December 31, 2006, but decreased to $9,300,695 through March 31, 2007.

At March 31, 2007, there were no outstanding loans with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $0 and $28,650 for the three month periods ended March 31, 2007 and 2006, respectively.  The decrease of $28,650 (100%) for the three month period ended March 31, 2007 as compared to the same period in 2006 was due to no loans being funded in the three month period ended March 31, 2007.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  At March 31, 2007, the Partnership had one loan totaling $487,500, which was past due 90 days or more in interest payments.  Additionally, one loan totaling $500,000 was past maturity as of March 31, 2007.  One unsecured loan totaling $583,215 was impaired at March 31, 2007.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership has no loans in workout agreements with borrowers as of March 31, 2007.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2007, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year.  Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.  As a prudent guard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $603,715 at March 31, 2007.  These provisions for losses were made to guard against collection losses.  The total provision for losses on loans and real estate of $603,715 as of March 31, 2007 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of March 31, 2007, the Partnership had an average loan to value ratio computed based on appraised values and prior liens as of the date the loan was made of 61.35%.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

PORTFOLIO REVIEW– For the three months ended March 31, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2007 and 2006 the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $4,316,518 (78.21%) and $3,962,419 (70.33%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of March 31, 2007 and 2006, the Partnership held 20 and 23 loans, respectively, in the following categories:

	March 31,
	2007		2006
Single Family Homes (1-4 units)	$2,151,984	39%	$3,156,303	56%
Commercial	1,773,518	32%	1,251,738	22%
Apartments (5+ units)	687,500	12%	570,000	10%
Land	905,813	17%	656,358	12%

Total	$5,518,815	100%	$5,634,399	100%

As of March 31, 2007, the Partnership held 20 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of March 31, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2007

	# of Loans	Amount	Percent

1st Mortgages	16	$4,460,249	81%
2nd Mortgages	4	1,058,566	19%
Total	20	$5,518,815	100%

Maturing prior to 12/31/07	5	$1,975,000	36%
Maturing between 01/01/08 and 12/31/08	6	1,377,277	25%
Maturing between 01/01/09 and 12/31/09	3	764,521	14%
Maturing after 12/31/09	6	1,402,017	25%
Total	20	$5,518,815	100%

Average Secured Loan		$275,941	5%
Largest Secured Loan		500,000	9%
Smallest Secured Loan		101,066	2%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			61.35%

The Partnership’s largest loan in the principal amount of $500,000 represents 9.06% of outstanding secured loans and 5.33% of Partnership assets.  Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

The Partnership relies upon loan payoffs, borrowers’ mortgage payments, and, to a lesser degree, its line of credit for the source of funds for loans.  Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership.  If interest rates were to increase substantially, the yield of the Partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest, may cause a dilution of the Partnership’s yield on loans, thereby lowering the Partnership’s overall yield to the limited partners.  The Partnership to a lesser degree relies upon its line of credit to fund loans.  Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan.  In the event of a significant increase in overall interest rates, the credit line rate of interest could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the general partners would desire to pay off the line of credit.  Retirement of the line of credit would reduce the overall liquidity of the Partnership.  Cash is constantly being generated from borrower payments of interest, principal and loan payoffs.  Currently, cash flow exceeds Partnership expenses and earnings distribution requirements.  Excess cash flow is invested in new loan opportunities, when available, and is used to reduce the Partnership credit line or for other Partnership business.

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three month periods ended March 31, 2007 and 2006, the Partnership made the following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended March 31,
	2007	2006

Compounding	$77,496	$80,113
Distributing	$47,949	$44,752

As of March 31, 2007 and 2006, limited partners electing to withdraw earnings represented 38% and 36% of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations.  For the three month periods ended March 31, 2007 and 2006, $11,085 and $16,726, respectively, were liquidated subject to the 10% penalty for early withdrawal.  These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash.  The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of March 31, 2007 and 2006, respectively.

Additionally, for the three month periods ended March 31, 2007 and 2006, $91,710 and $61,379, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated.  After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the three months ended March 31, 2007 and 2006 were:

	Three months ended March 31,
	2007	2006
Earnings liquidation	$47,949	$44,752
Capital liquidation*	$102,795	$78,104

Total	$150,744	$122,856

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

Current Economic Conditions.

During 2006 and through the first quarter of 2007, the United States economy as a whole preformed well, although there has been a noticeable deceleration in growth.  Gross Domestic Product increased at a 1.3% rate for the first quarter of 2007 as compared to a 2.5% rate for the fourth quarter of 2006 and 3.4% for the year 2006.  The positive GDP increases are healthy overall but indicate a slowing economy.  Unemployment continued to remain low during the first quarter of 2007 at a rate of 4.9% for the United States, a rate of 5.2% for California and a rate of 4.2% for the city of San Francisco.  The Federal Reserve Board left the Federal Funds Rate unchanged at 5.25% at its April, 2007 meeting and for its previous six consecutive meetings.  The 10-year treasury bonds continued to trade in a narrow margin during the first quarter of 2007 at around 4.7%.  This has helped 30 year fixed rate mortgages to remain consistent during the first quarter at approximately 6.2%.

The Partnership makes loans primarily in Northern California.  As such the regional real estate market is of primary concern to the Partnership. As of March 31, 2007 and 2006, approximately 78.21% ($4,316,518) and 70.33% ($3,962,419), respectively, of the loans held by the Partnership were in the nine San Francisco Bay Area Counties.  The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate continued to appreciate in value during the first quarter of 2007.  According to Dataquick, the median price of a California home in March, 2007 was $484,000 a new record up 3% from the median price of $470,000 in March of 2006.  The total sales volumes (the number of homes sold) has been declining.  During March, 2007 the sales volume was 27.5% less than March, 2006.  The slow down in the number of homes sold has not significantly impacted residential sales prices.  Mortgage interest rates for both fixed and adjustable rate loans have been relatively stable leaving residential affordability similar to 2006.  The stable and slowly appreciating residential real estate price environment is comforting to the Partnership as appraised values for originated loans can be relied upon and appraisers should have adequate and reliable data upon which to make value opinions.

Commercial properties continued their strong performance in the San Francisco Bay Area.  Vacancy in office properties was 8.6% for the first quarter of 2007 and rents increased 9.7% to over $40 per square foot for Class A properties.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

For Partnership loans outstanding as of March 31, 2007, the Partnership had an average loan-to-value ratio of 61.35%, computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the Partnership pursuant to its line of credit as of March 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$1,204,141						$1,204,141
Average interest rate	4.01%						4.01%
Unsecured loans				$720,240			$720,240
Average interest rate				0%			0%
Loans secured by deeds
of trust	$1,975,000	1,377,277	764,521	513,092	601,066	287,859	$5,518,815
Average interest rate	9.53%	9.52%	8.40%	9.38%	9.11%	9.6500%	9.32%
Interest bearing liabilities
Line of credit	—						—
Interest rate	8.50%						8.50%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of March 31, 2007, one loan was past due 90 days or more in interest payments totaling $487,500.  This loan was also in foreclosure status.  Another loan totaling $500,000 had matured but was current on interest payments.  Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on these loans.  As of March 31, 2007, the general partners have determined that the allowance for loan and real estate losses of $603,715 (6.49% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of March 31, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2007.

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
May 15, 2007

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
May 15, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
May 15, 2007

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

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
May 15, 2007