Form 10-Q
period 2007-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2007-08-14
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
JUNE 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$503,594	$584,114

Loans
Loans, secured by deeds of trust	6,174,616	6,218,439
Loans, unsecured, net discount of $61,690 and $65,802
for June 30, 2007 and December 31, 2006, respectively	744,324	714,659
	6,918,940	6,933,098
Allowance for loan losses	(423,040)	(454,417)
Net loans	6,495,900	6,478,681

Interest and other receivables
Related party receivables	18,775	20,634
Accrued interest and late fees	83,452	67,754
Total interest and other receivables	102,227	88,388

Investment in limited liability company	890,598	875,408
Real estate held for sale, net	1,371,401	1,371,401
Prepaid expenses	4,926	—

Total assets	$9,368,646	$9,397,992

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Payable to affiliate	$71,998	$71,998
Total liabilities	71,998	71,998

Partners’ capital
Limited partners’ capital, subject to redemption	9,284,675	9,314,021
General partners’ capital	11,973	11,973
Total partners’ capital	9,296,648	9,325,994

Total liabilities and partners’ capital	$9,368,646	$9,397,992

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$123,163	$141,887	$262,272	$271,076
Interest-interest bearing accounts	12,746	3,975	20,952	5,800
Late fees	545	2,105	1,713	3,108
Other	1,030	1,537	2,262	3,025
	137,484	149,504	287,199	283,009
Expenses
Clerical costs through Redwood Mortgage Corp.	2,732	3,115	5,569	6,379
Asset management fees	—	—	2,922	—
Recovery on losses on loans and real estate
held for sale	(18,701)	(15,310)	(31,377)	(39,601)
Professional services	15,235	20,641	38,364	40,390
Printing supplies and postage	2,370	3,482	4,110	4,295
Other	9,464	11,449	14,515	19,293
	11,100	23,377	34,103	30,756
Net income	$126,384	$126,127	$253,096	$252,253

Net income: general partners (1%)	$1,264	$1,261	$2,531	$2,523
limited partners (99%)	125,120	124,866	250,565	249,730
	$126,384	$126,127	$253,096	$252,253
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$13	$27	$27

-where partner receives income in monthly
distributions	$13	$13	$27	$27

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$253,096	$252,253
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate held
for sale	(31,377)	(39,601)
Early withdrawal penalty credited to income	(1,891)	(2,598)
Amortization of discount on unsecured loans	(4,113)	(2,056)
Change in operating assets and liabilities
Accrued interest and late fees	(15,698)	(22,627)
Related party receivables	1,859	—
Prepaid expenses	(4,926)
Accounts payable and other liabilities	—	24,640
Other assets	—	(25,804)

Net cash provided by operating activities	196,950	184,207

Cash flows from investing activities
Principal collected on loans	1,201,778	1,847,586
Loans originated	(1,157,955)	(2,977,851)
Advances on unsecured loans	(34,900)
Payments on investment in limited liability company	(15,191)	(16,412)
Proceeds from unsecured loans	9,348	10,925

Net cash provided by (used in) investing activities	3,080	(1,135,752)

Cash flows from financing activities
Partners’ withdrawals	(280,550)	(223,883)

Net decrease in cash and cash equivalents	(80,520)	(1,175,428)

Cash and cash equivalents - beginning of period	584,114	1,627,384

Cash and cash equivalents - end of period	$503,594	$451,956

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

As of June 30, 2007 and December 31, 2006, the Partnership had one and two loans, respectively, past due 90 days or more in interest payments and/or past maturity.  The outstanding principal balances of these loans at June 30, 2007 and December 31, 2006 were $487,500 and $737,500, respectively.  In addition, accrued interest, advances and late charges on these loans totaled $30,537 and $26,250 at June 30, 2007 and December 31, 2006, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of June 30, 2007 have sufficient collateral to cover the outstanding amounts due to the Partnership and are still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2007 and December 31, 2006 was as follows:

	June 30,		December 31,
	2007		2006
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$69,681	32.81%	$68,548	45.84%
Apartments	10,156	11.13%	10,156	11.05%
Commercial	46,943	41.39%	37,182	28.54%
Land	53,912	14.67%	52,492	14.57%
Total real estate – mortgage	$180,693	100%	$168,378	100%

Unsecured loans	$242,347	100%	$286,039	100%
Total unsecured loans	$242,347	100%	$286,039	100%

Total allowance for loan losses	$423,040	100%	$454,417	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six month period ended June 30, 2007 and the year ended December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
Balance at beginning of period	$454,417	$700,536

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	(6,707)
Land	—	—
	—	6,707
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	—	(6,707)
Additions (recovery) charge to operations	(31,377)	(49,102)
Transfer to real estate held for sale reserve	—	(190,310)

Balance at end of period	$423,040	$454,417

Ratio of net charge-offs during
the period to average secured loans
outstanding during the period	0.00%	0.11%

At June 30, 2007 and December 31, 2006 there was one unsecured loan totaling $606,394 that was categorized as impaired by the Partnership.  Interest is no longer being accrued on this loan.

Investment in limited liability company

An investment in a limited liability company is accounted for using the equity method.  One of the Partnership’s general partners is the managing member of an LLC.  In February 2005, the Partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $28,023 in mortgage servicing fees during the first half of 2007.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners partially waived asset management fees of $14,584 and received $2,922 in asset management fees during the first half of 2007

Other fees

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA.  As of June 30, 2007 the Partnership’s investment in this property was $62,720.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July, 2007. It is anticipated that the property will be listed for sale in the near future.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure.  The land is located in Stanislaus County, California.  The land was comprised of three separate lots, which totaled approximately 14 acres.  During the third quarter of 2006, the Partnership sold one of the three parcels at a loss of approximately $28,336 for which the Partnership had provided a loss reserve.  The remaining parcels are held for sale.  As of June 30, 2007, the Partnership’s investment in this property totaled $1,308,681, including accrued interest and advances, and net of a valuation allowance of $161,974.  This property is jointly owned by two other affiliated partnerships.

In February 2005, the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Costs of properties	$1,533,375	$1,533,375
Reduction in value	(161,974)	(161,974)

Real estate held for sale, net	$1,371,401	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February, 2005, the Partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned by three other affiliated partnerships.  Upon acquisition, the Partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined partnerships’ investment in the property.  The Partnership intends to undertake additional improvements to the property.  As of June 30, 2007, the Partnership has capitalized approximately $88,212 in costs related to this property.  The Partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $34,316, representing the Partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the Partnership’s investment.  At June 30, 2007, the Partnership’s investment in Larkin totaled $890,598.

NOTE 6 – BANK LINE OF CREDIT

The Partnership has a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  There were no balances outstanding as of June 30, 2007 and December 31, 2006 and the interest rate was 8.50% (8.25% prime plus .25%) at June 30, 2007.  This line of credit expires in December 2011 and requires the Partnership to meet certain financial covenants.  The Partnership believes it was in compliance with all loan covenants for the six month period ended June 30, 2007 and for the year ended December 31, 2006.  The Partnership anticipates that the line of credit will be renewed at its maturity.  In the event that the line of credit is not renewed, the Partnership has the option to convert the balance owed on the line of credit to a three year term loan beginning December 2011.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans had a carrying value of $6,174,616 and $6,218,439 at June 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $6,175,449 and $6,203,160, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $744,324 and $714,659 at June 30, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust.  At June 30, 2007 and December 31, 2006 there were 23 and 22 secured loans outstanding, respectively, with the following characteristics:

	June 30,	December 31,
	2007	2006
Number of secured loans outstanding	23	22
Total secured loans outstanding	$6,174,616	$6,218,439

Average secured loan outstanding	$268,462	$282,656
Average secured loan as percent of total secured loans	4.35%	4.55%
Average secured loan as percent of partners’ capital	2.89%	3.03%

Largest secured loan outstanding	$500,000	$550,000
Largest secured loan as percent of total secured loans	8.10%	8.84%
Largest secured loan as percent of partners’ capital	5.38%	5.90%
Largest secured loan as percent of total assets	5.34%	5.85%

Number of counties where security is located (all California)	13	14

Largest percentage of loans in one county	31.38%	25.53%

Average secured loan to appraised value of security based
on appraised values and prior liens at time loan was
consummated	61.49%	61.62%

Number of secured loans in foreclosure status	None	None
Amount of secured loans in foreclosure status	None	None

At times, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

First trust deeds	$5,026,457	$5,011,682
Second trust deeds	1,058,253	1,206,757
Third trust deeds	89,906	—
Total loans	6,174,616	6,218,439
Prior liens due other lenders at time of loan	2,308,163	2,560,514

Total debt	$8,482,779	$8,778,953

Appraised property value at time of loan	$13,796,010	$14,247,048

Total secured loans as percent of appraisals based on
appraised values and prior liens at time loan was
consummated	61.49%	61.62%

Secured loans by type of property
Single family homes (1-4 Units)	$2,026,059	$2,850,592
Apartments	687,500	687,500
Commercial	2,555,459	1,774,528
Land	905,598	905,819

	$6,174,616	$6,218,439

Scheduled maturity dates of secured loans as of March 31, 2007 are as follows:

Prior to December 31, 2007	$1,475,000
Between January 1, 2008 and December 31, 2008	1,377,062
Between January 1, 2009 and December 31, 2009	1,197,118
Between January 1, 2010 and December 31, 2010	512,134
Between January 1, 2011 and December 31, 2011	600,753
Thereafter	1,012,549

Total	$6,174,616

The scheduled maturities for 2007 above had no loans past maturity at June 30, 2007.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VII

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or where loans are past maturity.  Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of June 30, 2007, the Partnership had one loan under a workout agreement totaling $487,500.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2007, there were no undisbursed loan funds.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2007, the Partnership owned four real estate properties.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, real estate values and other trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2007 annualized yield estimates, beliefs relating to the Partnership’s compliance with its loan covenants, beliefs relating to the effects of various legal actions arising in the normal course of business, the Partnership’s intention not to sell its loan portfolio, management’s beliefs relating to the sufficiency of collateral, and the healthy commercial real estate market increasing lending opportunities and the minimal impact on the Partnership of higher loan delinquencies in the “sub prime” lending market.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected material adverse changes in economic conditions and interest rates, including such conditions in California, a material adverse decline in the market for real estate in California, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $34,350 and $63,662 for the six month periods ended June 30, 2007 and 2006, and $34,350 and $35,012 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived all of the mortgage servicing fees, which totaled $28,023 and $27,625 during the six month periods and $12,937 and $14,183 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $2,922 and $0 were incurred for the six month periods ended June 30, 2007 and 2006, respectively, and no fees were incurred for each of the three month periods ended June 30, 2007 and 2006.  The general partners waived $14,584 and $17,448 in asset management fees during the six month periods ended June 30, 2007 and 2006, respectively, and $8,741 and $8,725 during the three month periods ended June 30, 2007 and 2006, respectively.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $1,992 and $2,320 for the six month periods ended June 30, 2007 and 2006, respectively, and $1,941 and $1,020 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $2,531 and $2,523 for the six month periods ended June 30, 2007 and 2006, respectively, and $1,264 and $1,261 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $5,569 and $6,379 for the six month periods ended June 30, 2007 and 2006, respectively, and $2,732 and $3,115 for the three month periods ended June 30, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of June 30, 2007 and 2006, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the Partnership Agreement.

Results of Operations– For the six and three months ended June 30, 2007 and 2006

Changes in the Partnership’s operating results for the six and three month periods ended June 30, 2007 as compared to 2006 are discussed below:

	Changes during the six months ended June 30, 2007 versus 2006	Changes during the three months ended June 30, 2007 versus 2006
Net income	$843	$257
Revenue
Interest on loans	$(8,804)	$(18,724)
Interest – interest bearing accounts	15,152	8,771
Late fees	(1,395)	(1,560)
Other	(763)	(507)
	4,190	(12,020)

Expenses
Mortgage servicing fees	—	—
Clerical costs through Redwood Mortgage Corp.	(810)	(383)
Asset management fees	2,922	—
Recovery of losses on loans and real estate
held for sale	8,224	(3,391)
Professional services	(2,026)	(5,406)
Printing supplies and postage	(185)	(1,112)
Other	(4,778)	(1,985)
	3,347	(12,277)

Net income	$843	$257

The decrease in interest on loans of $8,804 (3.25%) for the six month period and $18,724 (13.20%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in the average loan portfolio outstanding to $5,687,068 as of June 30, 2007 from an average balance of $5,944,797 as of June 30, 2006.  The decrease in interest was also a result of a decrease in the average interest rate, which stood at 9.22% as of June 30, 2007 as compared to 9.28% as of June 30, 2006.  The decline in outstanding loans is primarily due to the lack of appropriate lending opportunities that the Partnership could use to replace loan pay-offs in the first half of 2007 compared to the same period in 2006.  During the six months ended June 30, 2007, the Partnership collected $1,201,778 in loan pay-offs and funded $1,157,955 in new loans, as compared to pay-offs totaling $1,847,586 and funded loans of $2,977,851 for the same period in 2006.

The increase in interest from interest bearing accounts of $15,152 (261.24%) for the six month period and $8,771 (220.65%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to an overall average higher cash balance the Partnership maintained in its money market account of $1,059,198 during the first half of 2007 as compared to an average balance of $950,000 during the first half of 2006.  The increase was also due to an increase in the average interest rate of 3.96% that the Partnership earned in its money market account during the first six months of 2007 as compared to an average interest rate of 1.22% during the same period in 2006.

The decrease in late fees of $1,395 (44.88%) for the six month period and $1,560 (74.11%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a reduction in late mortgage payments by the borrowers.

The decrease in other income of $763 (25.22%) for the six month period and $507 (32.99%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in miscellaneous income of $56 and $156 for the six and three month periods ended June 30, 2007, respectively, and a decrease in early withdrawal penalties of $707 and $351 for the six and three month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.

Mortgage servicing fees for the six and three month periods ended June 30, 2007 and 2006 were waived by the servicing agent, Redwood Mortgage Corp.  These fees would have otherwise cost the Partnership $28,023 and $27,625 for the six month periods and $12,937 and $14,183 for the three month periods ended June 30, 2007 and 2006, respectively.

The decrease in clerical costs of $810 (12.70%) for the six month period and $383 (12.30%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to lower servicing costs.

The increase in asset management fees of $2,922 (100%) for the six month period ended June 30, 2007 as compared to the same period in 2006 was due to a partial waiver of $14,584 and a full waiver of $17,448 in management fees by the general partners during the six month periods and a full waiver of $8,741 and $8,725 for the three month periods ended June 30, 2007 and 2006, respectively.

The increase in recovery of losses on loans and real estate held for sale of $8,224 (20.77%) for the six month period and decrease of $3,391 (22.15%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 is due to management’s determination that the allowance for losses on loans and real estate held for sale of $585,014 as of June 30, 2007 was adequate.  In addition, the Partnership received $9,348 and $1,151 during the six and three month periods ended June 30, 2007 and 2006, respectively, in recoveries from unsecured debtors whose balance has been fully provided for in the loan loss reserve.

The decrease in professional fees of $2,026 (5.02%) for the six month period and $5,406 (26.19%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was due to the timing of billing and payments.  We anticipate the cost of professional services will increase during the remainder of 2007 due to compliance work in accordance with the Sarbanes-Oxley Act of 2002.

The decrease in other expenses of $4,778 (27.77%) for the six month period and $1,985 (17.34%) for the three month period ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in upkeep costs for the real estate held for sale.  The Partnership spent $13,083 and $17,893 during the six month periods and $8,041 and $10,049 for the three month periods ended June 30, 2007 and 2006, respectively.

Partnership capital decreased by $29,346 during the first six months of 2007 as the aggregate of earnings distributions and capital liquidations was higher than the net income level of the Partnership.  For the six month period ended June 30, 2007, limited partners’ net income was $250,565 versus earnings distributions of $95,657 and capital liquidations of $184,254, which totaled $279,911, as compared to limited partners’ net income of $249,730 versus earnings distributions of $89,368 and capital liquidations of $134,590, which totaled $223,958 for the corresponding period in 2006.  Earnings and capital liquidations are a factor of limited partner elections and limited partners seeking liquidations of earnings or their capital account increased during the first half of 2007, which resulted in  a decline in partners’ capital from $9,325,994 as of December 31, 2006, to $9,296,648 as of June 30, 2007.

At June 30, 2007, there were no outstanding loans with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $34,350 and $63,662 for the six month periods and $34,350 and $35,012 for the three month periods ended June 30, 2007 and 2006, respectively.  The decrease of $29,132 (45.76%) and $662 (1.89%) for the six and three month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 was due to fewer loans being funded totaling $1,157,955 and $2,986,448 in the six month periods and $1,157,955 and $1,672,500 for the three month periods ended June 30, 2007 and 2006, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  At June 30, 2007, the Partnership had one loan totaling $487,500, which was past due 90 days or more in interest payments.  No loans were past maturity as of June 30, 2007.  One unsecured loan totaling $606,394 was impaired at June 30, 2007.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership has one loan totaling $487,500 in a workout agreement with a borrower as of June 30, 2007.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. In the remainder of 2007, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year.  Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $585,014 at June 30, 2007.  These provisions for losses were made to guard against collection losses.  The total provision for losses on loans and real estate of $585,014 as of June 30, 2007 is considered by the general partners to be adequate. Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of June 30, 2007, the Partnership had an average loan to value ratio of 61.49% computed based on appraised values and prior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio should assist the Partnership in weathering loan delinquencies and foreclosures in the event they occur.

PORTFOLIO REVIEW– For the six months ended June 30, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2007 and 2006, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $4,688,365 (75.93%) and $4,316,518 (78.21%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in Northern California.

As of June 30, 2007 and 2006, the Partnership held 23 and 22 loans, respectively, in the following categories:

	June 30,
	2007		2006
Single Family Homes (1-4 units)	$2,026,059	33%	$3,911,499	60%
Commercial	2,555,459	41%	1,186,957	18%
Apartments (5+ units)	687,500	11%	812,500	12%
Land	905,598	15%	661,002	10%

Total	$6,174,616	100%	$6,571,958	100%

As of June 30, 2007, the Partnership held 23 loans secured by deeds of trust.  The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of June 30, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of June 30, 2007

	# of Loans	Amount	Percent

1st Mortgages	18	$5,026,457	81%
2nd Mortgages	4	1,058,253	17%
3rd Mortgages	1	89,906	2%
Total	23	$6,174,616	100%

Maturing prior to 12/31/07	4	$1,475,000	24%
Maturing between 01/01/08 and 12/31/08	6	1,377,062	22%
Maturing between 01/01/09 and 12/31/09	4	1,197,118	19%
Maturing after 12/31/09	9	2,125,436	35%
Total	23	$6,174,616	100%

Average Secured Loan		$268,462	4%
Largest Secured Loan		500,000	8%
Smallest Secured Loan		89,906	1%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			61.49%

The Partnership’s largest loan in the principal amount of $500,000 represents 8.10% of outstanding secured loans and 5.34% of Partnership assets.  Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the six and three month periods ended June 30, 2007 and 2006, respectively, the Partnership made the following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Compounding	$154,908	$160,362	$77,413	$80,250
Distributing	$95,657	$89,368	$47,707	$44,616

As of June 30, 2007 and 2006, limited partners electing to withdraw earnings represented 38% and 37%, respectively, of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations.  For the six month periods ended June 30, 2007 and 2006, $22,459 and $32,481, respectively, was liquidated subject to the 10% penalty for early withdrawal.  For the three month periods ended June 30, 2007 and 2006, $11,374 and $15,755, respectively, was liquidated subject to the 10% penalty for early withdrawal.  These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships. The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash.  The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2007 and 2006, respectively.

Additionally, for the six month periods ended June 30, 2007 and 2006, $161,795 and $102,109, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  For the three month periods ended June 30, 2007 and 2006, $70,085 and $40,731, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated.  After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the six and three months ended June 30, 2007 and 2006 were:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Earnings liquidation	$95,657	$89,368	$47,707	$44,616
Capital liquidation*	$184,254	$134,590	$81,459	$56,486

Total	$279,911	$223,958	$129,166	$101,102

* These are gross amounts, which are not net of early withdrawal penalties.

In some cases in order to satisfy broker-dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the Partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the broker-dealers and other reporting entities.  In those cases, the Partnership will report to broker-dealers, trust companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation.  The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The reporting Units are solely for broker-dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the Partnership.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any NASD member client account statement in providing a per Unit estimated value of the client’s investment in the Partnership in accordance with NASD Rule 2340.

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

Current Economic Conditions.

By most indicators the United States economy continues to perform well.  Gross Domestic Product, which slowed to a 0.7% annual rate in the first quarter of 2007, rebounded and increased at a 3.4% annual rate during the second quarter of 2007.  The unemployment rate has been hovering around 4.5% for almost a full year, which many would consider to be close to full employment.  The inflation rate was 0.2% for June of 2007, which was 2.7% higher than in June of 2006; this is a relatively low rate of inflation considering the high energy costs, which have persisted due to the rising cost of oil.  Long term interest rates, represented by the 10-year treasury bonds, fluctuated during the second quarter of 2007 but stayed within an approximate 0.25% range of 4.95% during the second quarter 2007.  At August 10, 2007 they were trading at 4.78%; which is near their trading levels during the first quarter of 2007.  The Federal Reserve, in acknowledging the solid performance of the economy, left its benchmark federal funds rate unchanged at 5.25% during its August, 2007 meeting citing its view that inflation remains the most significant concern factor.

In spite of the solid performance of the economy, loan delinquencies for many lenders have been rising.  Of particular concern are loan delinquencies in the "sub prime" residential real estate lending arena.  Loan payment delinquencies for this category of borrower, those with low credit scores, high loan-to-values, and undocumented resources for payments, have risen to levels approximating 16%.  Many of these borrowers are dependent upon appreciation and loose underwriting standards to assist them with their ability to service their indebtedness.  As the majority of these loans were written at loan-to-values exceeding 90%, an abatement of residential real estate appreciation and a tightening of underwriting standards will cause enough financial stress amongst this category of borrowers to cause many of them to default on their obligations.  The Partnership believes it is different from many sub prime lenders in that it does not make high loan-to-value loans, and does document the ability of borrowers to make the payments on their loans.  For the Partnership loans outstanding as of June 30, 2007, the Partnership had an average loan-to-value ratio of 61.49%, computed based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.

The Partnership makes loans primarily in Northern California.  As such the regional real estate market is of primary concern to the Partnership. As of June 30, 2007 and 2006, approximately 75.93% ($4,688,365) and 78.21% ($4,316,518), respectively, of the loans held by the Partnership were in the nine San Francisco Bay Area Counties.  The remainder of the loans held was secured primarily by Northern California real estate outside of the San Francisco Bay Area.

In general, California residential real estate sales slowed but prices remained similar to those that existed a year ago.  The California Association of Realtors reported that sales of single family homes were down 24.7% in June, 2007, while the median price rose 3.2% to $594,260.  Sales of condominiums dropped 19.9%, even as the median price was rising 2.9% to $442,670.  Dataquick, which uses different definitions of a home versus the California Association of Realtors, reported that the median price paid for a home in June, 2007 was $479,000 down 1% from the record high of $484,000 for March, April and May, 2007.  That median price was down 0.2% from the $480,000 median price for June, 2006.  In the San Francisco Bay Area, the median price paid for a home increased in June, 2007 to a new high of $665,000.  That was up 0.8% from $660,000 for May, 2007 and up 2.6% from $648,000 for June, 2006.  Since the majority of the Partnership’s residential loans are secured by San Francisco Bay Area real estate and all of the residential loans are secured by California real estate, the continued stability of residential real estate values in California, and particularly the San Francisco Bay Area, is anticipated to minimize the impact on the Partnership of higher loan delinquencies in the “sub prime” residential real estate market nationally.

Commercial properties continued their strong performance in the San Francisco Bay Area.  San Francisco’s downtown office vacancy rate dropped slightly in the second quarter to 8.5%, down a tenth of a percentage point from the first quarter, according to CB Richard Ellis.  Average rental rates in downtown San Francisco reached $38.31 per square foot annually, a 6.8% increase over the previous quarter and 25.8% above the previous year.  All other regions of the San Francisco Bay Area exhibited similar improved results from 2006.  A strong commercial market indicates strong job and economic growth, which is good for commercial property values and for the lenders who secure loans on commercial properties.

While residential real estate activity and values have certainly moderated from the sales and appreciation rates that existed during 2004 and 2005, significant price drops have not ensued.  Management believes our loan-to-value ratio of 61.49% will assist the Partnership in weathering loan delinquencies and foreclosures should they occur.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the Partnership pursuant to its line of credit as of June 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$450,052						$450,052
Average interest rate	3.96%						3.96%
Unsecured loans				$744,324			$744,324
Average interest rate				0%			0%
Loans secured by deeds
of trust	$1,475,000	1,377,062	1,197,118	512,134	600,753	1,012,549	$6,174,616
Average interest rate	9.54%	9.52%	9.16%	9.38%	9.11%	9.42%	9.39%
Interest bearing liabilities
Line of credit	—						—
Interest rate	8.50%						8.50%

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

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of June 30, 2007, one loan totaling $487,500 was past due 90 days or more in interest payments.  This loan was also in a workout agreement.  Management believes that there is sufficient collateral to cover the amount outstanding to the Partnership on this loan.  As of June 30, 2007, the general partners have determined that the allowance for loan and real estate losses of $585,014 (6.29% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2007.

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
August 14, 2007

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
August 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
August 14, 2007

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

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
August 14, 2007