Form 10-Q
period 2007-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2007-11-14
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (unaudited) AND DECEMBER 31, 2006 (audited)

ASSETS

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$345,972	$584,114

Loans
Loans, secured by deeds of trust	6,278,443	6,218,439
Loans, unsecured, net discount of $59,633 and 65,802
for September 30, 2007 and December 31, 2006. respectively	757,564	714,659
	7,036,007	6,933,098
Allowance for loan losses	(383,184)	(454,417)
Net loans	6,652,823	6,478,681

Interest and other receivables
Related party receivables	19,906	20,634
Accrued interest and late fees	66,731	67,754
Total interest and other receivables	86,637	88,388

Investment in limited liability company	907,338	875,408
Real estate held for sale, net	1,371,401	1,371,401
Total other assets	2,278,739	2,246,809
Total assets	$9,364,171	$9,397,992

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Payable to affiliate	$71,998	$71,998
Other	12,442	-
Total liabilities	84,440	71,998
Partners' capital
Limited partner's capital, subject to redemption	9,267,758	9,314,021
General partners' capital	11,973	11,973
Total partners' capital	9,279,731	9,325,994
Total liabilities and partners' capital	$9,364,171	$9,397,992

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues
Interest on loans	$149,227	$139,903	$411,499	$410,979
Interest-interest bearing accounts	3,156	8,021	24,108	13,821
Late fees	1,106	1,638	2,819	4,746
Other	3,982	1,716	6,244	4,741
Total revenues	157,471	151,278	444,670	434,287

Expenses
Clerical costs through Redwood Mortgage Corp.	2,642	3,010	8,211	9,389
Asset management fees	-	8,748	2,922	8,748
Provision/(Recovery) on losses on loans and
real estate held for sale	6,383	(4,141)	(24,994)	(43,742)
Professional services	11,762	6,322	50,126	46,712
Printing supplies and postage	1,651	786	5,761	5,081
Other	8,750	10,089	23,265	29,382
Total expenses	31,188	24,814	65,291	55,570
Net income	$126,283	$126,464	$379,379	$378,717

Net income:
General partners ( 1%)	$1,263	$1,264	$3,794	$3,787
Limited partners (99%)	125,020	125,200	375,585	374,930
	$126,283	$126,464	$379,379	$378,717

Net income per $1,000 invested by limited
partners for the entire period
-where income is compounded and retained	$13	$13	$41	$41

-where partner receives income in monthly
distributions	$13	$13	$40	$40

The accompanying notes are an integral part of the consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net income	$379,379	$378,717
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate held for sale	(24,994)	(43,742)
Early withdrawal penalty credited to income	(3,301)	(3,766)
Amortization of discount on unsecured loans	(6,169)	(4,112)
Change in operating assets and liabilities
Accrued interest and late fees	(32,716)	(17,778)
Related party receivables	728	-
Accounts payable and other liabilities	12,442	7,819
Other assets	-	(32,615)
Net cash provided by operating activities	325,369	284,523
Cash flows from investing activities
Principal collected on loans	1,679,113	3,226,250
Loans originated	(1,751,617)	(3,497,153)
Advances on unsecured loans	(53,381)	79,780
Payments on investment in limited liability company	(31,930)	(19,030)
Proceeds from investment in limited liability company	-	34,316
Proceeds from unsecured loans	16,645	18,911
Net cash used in investing activities	(141,170)	(156,926)
Cash flows from financing activities
Partners' withdrawals	(422,341)	(337,049)
Net decrease in cash and cash equivalents	(238,142)	(209,452)
Cash and cash equivalents - beginning of period	584,114	1,627,384
Cash and cash equivalents - end of period	$345,972	$1,417,932

The accompanying notes are an integral part of the consolidated financial statements.

During the third quarter of 2007, the partnership reached a settlement of a note from a defaulted borrower and wrote-off the balance of $46,239 against the allowance for loan loss reserve.  This resulted in a decrease of $12,500 in loans receivable, $31,819 in accrued interest and $1,920 in late charges.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, secured by deeds of trust

As of September 30, 2007 and December 31, 2006, the Partnership had two loans past due 90 days or more in interest payments and/or past maturity.  The outstanding principal balances of these loans at September 30, 2007 and December 31, 2006 were $489,453 and $737,500, respectively.  In addition, accrued charges and advances and late charges on these loans totaled $6,636 and $26,250, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of September 30, 2007 have sufficient collateral to cover the outstanding amounts due to the Partnership and are still accruing interest.

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
		loans in each		loans in each
Balance at end of year		category to		category to
Applicable to:	Amount	total loans	Amount	total loans
Real estate mortgage
Single-family (1-4 units)	$54,919	41.64%	$68,548	45.84%
Apartments (5+ units)	10,156	10.95%	10,156	11.05%
Commercial	44,982	40.75%	37,182	28.54%
Land	27,832	6.66%	52,492	14.57%
Total real estate-mortgage	$137,889	100.00%	$168,378	100.00%

Unsecured loans	$245,295	100.00%	$286,039	100.00%
Total unsecured loans	$245,295	100.00%	$286,039	100.00%

Total allowance for loan losses	$383,184	100.00%	$454,417	100.00%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine month period ended September 30, 2007 and the year ended December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006
Balance at beginning of period	$454,417	$700,536

Charge-offs
Domestic
Real estate mortgage
Single-family (1-4 units)	-	-
Apartments (5+ units)	-	-
Commercial	-	(6,707)
Land	(46,239)	-
	(46,239)	(6,707)
Recoveries
Domestic
Real estate mortgage
Single-family (1-4 units)	-	-
Apartments (5+ units)	-	-
Commercial	-	-
Land	-	-
	-	-
Net charge-offs	(46,239)	(6,707)
Additions (recovery) charged to operations	(24,994)	(49,102)
Transfer to real estate held for sale reserve	-	(190,310)
Transfer from real estate held for sale reserve	-	-
Balance at end of period	$383,184	$454,417
Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.74%	0.11%

At September 30, 2007 and December 31, 2006, there was one unsecured loan totaling $623,366 that was categorized as impaired by the Partnership.  Interest is no longer being accrued on this loan.

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
SEPTEMBER 30, 2007 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $42,091 in mortgage servicing fees during the first nine months of 2007.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners partially waived asset management fees of $23,319 and received $2,922 in asset management fees during the first nine months of 2007.

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

NOTE 4 – REAL ESTATE HELD FOR SALE

In 1993, the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, CA.  As of September 30, 2007, the Partnership’s investment in this property was $62,720.  This property was previously under contract for sale, but such contract was terminated by the potential buyer in July 2007. The property is currently listed for sale.

In December 2004, the Partnership acquired undeveloped parcels of land through a deed in lieu of foreclosure.  The land is located in Stanislaus County, California.  The land was comprised of three separate lots, which totaled approximately 14 acres.  During the third quarter of 2006, the Partnership sold one of the three parcels at a loss of approximately $28,336 for which the Partnership had provided a loss reserve.  The remaining parcels are currently listed for sale.  As of September 30, 2007, the Partnership’s investment in this property totaled $1,308,681, including accrued interest and advances, and net of a valuation allowance of $161,974.  This property is jointly owned with two other affiliated partnerships.

In February 2005, the Partnership acquired another property through foreclosure (see Note 5).

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Cost of properties	$1,533,375	$1,533,375
Reduction in value	(161,974)	(161,974)
Real estate held for sale, net	$1,371,401	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the Partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the Partnership took ownership of the property, the Partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned with three other affiliated partnerships.  Upon acquisition, the Partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which is 8% owned by the Partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes the fair value of the property exceeds the combined partnerships’ investment in the property.  The Partnership has commenced making improvements to the property in anticipation of listing the property for sale in late 2008.  As of September 30, 2007, the Partnership has capitalized approximately $104,952 in costs related to this property.  The Partnership pursued efforts to recover funds from the guarantors of the original loan and during the third quarter of 2006 obtained $34,316, representing the Partnership’s pro rata share of the recovery, from one of them.  These proceeds were applied to reduce the Partnership’s investment.  At September 30, 2007, the Partnership’s investment in Larkin totaled $907,338.

NOTE 6 – BANK LINE OF CREDIT

The Partnership previously had a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  The Partnership had not utilized this facility for some time and in September 2007; the Partnership terminated the line of credit.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans had a carrying value of $6,278,443 and $6,218,439 at September 30, 2007 and December 31, 2006, respectively.  The fair value of these loans of $6,271,508 and $6,203,160, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $757,564 and $714,659 at September 30, 2007 and December 31, 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

Loans are secured by recorded deeds of trust.  At September 30, 2007 and December 31, 2006 there were 25 and 22 secured loans outstanding, respectively, with the following characteristics:

	September 30,	December 31,
	2007	2006
Number of secured loans outstanding	25	22
Total secured loans outstanding	$6,278,443	$6,218,439
Average secured loan outstanding	$251,138	$282,656
Average secured loan as percent of total secured loans	4.00%	4.55%
Average secured loan as percent of partners' capital	2.71%	3.03%
Largest secured loan outstanding	$500,000	$550,000
Largest secured loan as percent of total secured loans	7.96%	8.84%
Largest secured loan as percent of partners' capital	5.39%	5.90%
Largest secured loan as percent of total assets	5.34%	5.85%
Number of counties where security is located (all California)	15	14
Largest percentage of secured loans in one county	30.86%	25.53%
Number of secured loans in foreclosure status	None	None
Amount of secured loans in foreclosure	None	None

At times, loans may exceed 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
First trust deeds	$5,130,540	$5,011,682
Second trust deeds	1,058,092	1,206,757
Third trust deeds	89,811	-
Total loans	6,278,443	6,218,439
Prior liens due other lenders at time of loan	2,308,163	2,560,514
Total debt	$8,586,606	$8,778,953
Appraised property value at time of loan	$14,257,967	$14,247,048

Total secured loans as a percent of appraisals
based on appraised values and prior liens
at time loan was consummated	60.22%	61.62%

Secured loans by type of property
Single-family (1-4 units)	$2,614,711	$2,850,592
Apartments (5+ units)	687,500	687,500
Commercial	2,558,243	1,774,528
Land	417,989	905,819
Total secured loans	$6,278,443	$6,218,439

Scheduled maturity dates of secured loans as of September 30, 2007 are as follows:

Amount
Prior to December 31, 2007	$987,500
Between January 1, 2008 and December 31, 2008	1,486,952
Between January 1, 2009 and December 31, 2009	1,200,413
Between January 1, 2010 and December 31, 2010	511,154
Between January 1, 2011 and December 31, 2011	600,593
Thereafter	1,491,831
$6,278,443

The scheduled maturities for 2007 above include one loan totaling $300,000 past maturity at September 30, 2007.

The Partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The Partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or whose loans are past maturity.  Under the terms of the workout agreement the Partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of September 30, 2007, the Partnership did not have any loans under a workout agreement.

Construction loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At September 30, 2007, there were no undisbursed loan funds.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations which are intended to be funded.

Legal proceedings

From time to time, the Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2007, the Partnership owned four real estate properties.

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability.  Delinquencies are identified and followed as part of the loan system.  A provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral value, to provide for unrecoverable loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The Partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

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

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, real estate values and other trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2007 annualized yield estimates, beliefs relating to the Partnership’s compliance with its loan covenants, beliefs relating to the effects of various legal actions arising in the normal course of business, the Partnership’s intention not to sell its loan portfolio, management’s beliefs relating to the sufficiency of collateral, and the healthy commercial real estate market increasing lending opportunities and the impact on the Partnership of higher loan delinquencies in the “sub prime” lending market.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected material adverse changes in economic conditions and interest rates, including such conditions in California, a material adverse decline in the market for real estate in California, the impact of competition and competitive pricing and downturns in the real estate markets in which the Partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  Loan brokerage commissions paid by the borrowers were $17,800 and $10,688 for the three month periods and $52,150 and $74,350 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived the entire mortgage servicing fees, totaling $14,068 and $14,795 for the three month periods, and $42,091 and $42,420 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the Partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Net management fees to the general partners of $0 and $8,748 were incurred for the three month periods and $2,922 and $8,748 incurred for the nine month periods ended September 30, 2007 and 2006, respectively.  The general partners waived $8,735 and $0 in asset management fees during the three month periods and $23,319 and $17,448 during the nine month periods ended September 30, 2007 and 2006, respectively.

•
Other Fees   The Partnership Agreement provides that the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $1,438 and $1,222 for the three month periods and $3,430 and $3,542 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective Partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,263 and $1,264 for the three month periods and $3,794 and $3,787 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Operating Expenses   An affiliate of the Partnership, Redwood Mortgage Corp., is reimbursed by the Partnership for all operating expenses actually incurred by it on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $2,642 and $3,010 for the three month periods and $8,211 and $9,389 for the nine month periods ended September 30, 2007 and 2006, respectively.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of each of September 30, 2007 and 2006, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the Partnership Agreement.

Results of Operations

Changes in the Partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three		Changes during the nine
	months ended		months ended
	September 30, 2007		September 30, 2007
	versus 2006		versus 2006
	Dollars	%	Dollars	%
Revenue
Interest on loans	$9,324	6.66%	$520	0.13%
Interest-interest bearing accounts	(4,865)	-60.65%	10,287	74.43%
Late fees	(532)	-32.48%	(1,927)	-40.60%
Other	2,266	132.05%	1,503	31.70%
	6,193	4.09%	10,383	2.39%

Expenses
Mortgage servicing fees	-	-	-	-
Clerical costs through Redwood
Mortgage Corp.	(368)	-12.23%	(1,178)	-12.55%
Asset management fees	(8,748)	-100.00%	(5,826)	-66.60%
Provision/(Recovery) of loses on loans
and real estate held for sale	10,524	-254.14%	18,748	-42.86%
Professional services	5,440	86.05%	3,414	7.31%
Printing supplies and postage	865	110.05%	680	13.38%
Other	(1,339)	-13.27%	(6,117)	-20.82%
	6,374	25.69%	9,721	17.49%
Net income	$(181)	-0.14%	$662	0.17%

The increases in interest on loans  for the three and nine month periods of 2007, compared to the same periods in 2006 was primarily due to an increase in the  average interest rates. For the third quarters of 2007 and 2006, the rates averaged 9.55% and 9.35% respectively. During the nine month periods, the average rates were 9.34% and 9.27% respectively.

The decrease in interest from interest bearing accounts for the quarter was primarily due to a decrease in the average account balances from $879,015 in 2006 to $338,689 in 2007.  The increase for the nine month period was due primarily to an increase in the average interest rate earned from 1.19% in 2006 to 3.94% in 2007, offset by a decrease in the average account balances from $1,548,457 in 2006 to $816,389 in 2007.

The decrease in late fees for the three and  nine month periods of 2007 compared to the same periods in 2006 was primarily due to a reduction in late mortgage payments by the borrowers.

The increase in other income for the three and  nine month periods of 2007 compared to the same periods in 2006 was primarily due to an increase in miscellaneous income.

Mortgage servicing fees for the three and nine month periods ended September 30, 2007 and 2006 were waived by the servicing agent, Redwood Mortgage Corp.  These fees would have otherwise cost the Partnership $14,068 and $10,688 for the three month periods and $42,091 and $42,420 for the nine month periods ended September 30, 2007 and 2006, respectively.

The decrease in clerical costs for the three and nine month periods compared to the same periods in 2006 was primarily due to lower servicing costs.

The decrease in asset management fees for the three month period compared to the same period in 2006 was due to a full waiver of $8,735 in 2007 and no waiver in 2006 by the general partners.  The general partners also increased their waived fees in 2007 to $23,319 compared to $17,448 in 2006 for the nine month periods.

The increase in provision/(recovery) of losses on loans and real estate held for sale for the three month period was due to an increase in the provision by $4,327 and a reduction in recoveries of $6,197.  The increase for the nine month period was due to an increase in the provision of $6,383 and a decrease in recoveries of $12,365.  The increase to the provision is due to management’s determination to maintain an adequate allowance for losses on loans and real estate held for sale of $545,158.

The increase in professional fees for the three and nine month periods ended in 2007 as compared to the same periods in 2006 was due to increased fees and the timing of professional services and costs associated with the various partnership regulatory filings, the annual audit and the services of a consultant related to compliance work in accordance with the Sarbanes-Oxley Act of 2002.  Additional payments to the same consultant are anticipated for the fourth quarter of 2007 as the engagement reaches completion.

The decrease in other expenses for the three and nine month periods in 2007 as compared to the same periods in 2006 was primarily due to a decrease in upkeep costs for the real estate held for sale.  The Partnership spent $8,742 and $10,089 during the three month periods and $21,826 and $27,982 for the nine month periods ended 2007 and 2006, respectively.

Partnership capital decreased by $46,263 during the first nine months of 2007 as the aggregate of earnings distributions and capital liquidations was higher than the net income level of the Partnership.  For the nine month period ended September 30, 2007, limited partners’ net income was $375,585 versus earnings distributions of $143,822 and capital liquidations of $278,027,  totaling $421,849,  compared to limited partners’ net income of $374,930 versus earnings distributions of $137,048 and capital liquidations of $199,979, totaling $337,027 for the corresponding period in 2006.  Earnings and capital liquidations are a factor of limited partner elections and limited partners seeking liquidations of earnings or their capital account increased during the first nine months of 2007,  resulting in a decline in partners’ capital from $9,325,994 as of December 31, 2006, to $9,279,731 as of September 30, 2007.

At September 30, 2007, there were no outstanding loans with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $17,800 and $10,688 for the three month periods.  The increase of $7,112 (66.54%) was due to more loans being funded in 2007 ($590,000) than in 2006 ($519,302).  Commissions of $52,150 and $74,350 were paid for the nine month periods ended 2007 and 2006, respectively.  The decrease of $22,200 (29.86%) was due to fewer loans being funded totaling $1,751,617 and $3,497,153 in the nine month periods ended September 30, 2007 and 2006, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of Partnership operations.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect that we will on occasion take back real estate security.  As of September 30, 2007, the Partnership had one loan totaling $189,453 past due 90 days or more in interest payments, one loan with a balance of $300,000 past maturity and one unsecured, impaired loan totaling $623,366.

Periodically, the Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  As of September 30, 2007, the Partnership did not have any loans subject to a workout agreement.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments and balloon payments and allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment.  During the remainder of 2007, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent.  Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held for sale through foreclosure of $545,158 at September 30, 2007.  These provisions for losses were made to guard against collection losses and are considered by the general partners to be adequate. However, because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

As of September 30, 2007, the Partnership had an average loan to value ratio of 60.22% based on appraised values and prior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio should assist the Partnership in weathering loan delinquencies and foreclosures in the event they occur.

PORTFOLIO REVIEW– For the nine months ended September 30, 2007 and 2006

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2007 and 2006, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $4,683,553 (74.60%) and $4,083,507 (68.73%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other Northern California counties.

As of September 30, 2007 and 2006, the Partnership held 25 and 26 loans, respectively, in the following categories:

	September 30,
	2007		2006
Single-family (1-4 units)	$2,614,711	41.64%	$3,119,004	52.50%
Apartments (5+ units)	687,500	10.95%	242,500	4.08%
Commercial	2,558,243	40.75%	1,673,805	28.17%
Land	417,989	6.66%	905,825	15.25%
Total	$6,278,443	100.00%	$5,941,134	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the Partnership as of September 30, 2007:

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of September 30, 2007

	# of
	Secured
	Loans	Amount	Percent
1st Mortgages	20	$5,130,540	81.72%
2nd Mortgages	4	1,058,092	16.85%
3rd Mortgages	1	89,811	1.43%
Total	25	$6,278,443	100.00%

Maturing prior to 12/31/07	3	$987,500	15.73%
Maturing between 01/01/08 and 12/31/08	7	1,486,952	23.68%
Maturing between 01/01/09 and 12/31/09	4	1,200,413	19.12%
Maturing after 12/31/09	11	2,603,578	41.47%
Total	25	$6,278,443	100.00%

Average secured loan as a % of secured loan portfolio		$251,138	4.00%
Largest secured loan as a % of secured loan portfolio		$500,000	7.96%
Smallest secured loan as a % of secured loan portfolio		$89,811	1.43%
Average secured loan-to-value at time of loan based on
appraisals and prior liens at time of loan			60.22%

The Partnership’s largest loan in the principal amount of $500,000 represents 7.96% of outstanding secured loans and 5.34% of Partnership assets.  Over time, loans may increase above 10% of the secured loan portfolio or Partnership assets as the loan portfolio and assets of the Partnership decrease due to limited partner withdrawals and/or loan payoffs.

Borrower Liquidity and Capital Resources.

The Partnership relies upon loan payoffs, and borrowers’ mortgage payments for the source of funds for loans.  Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership.  If interest rates were to increase substantially, the yield of the Partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest, may cause a dilution of the Partnership’s yield on loans, thereby lowering the Partnership’s overall yield to the limited partners.     Cash is constantly being generated from borrower payments of interest, principal and loan payoffs.  Currently, cash flow exceeds Partnership expenses and earnings distribution requirements.  Excess cash flow is invested in new loan opportunities, when available, and is used for other Partnership business.

At the time of subscription to the Partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three and nine month periods ended September 30, 2007 and 2006, respectively, the Partnership made the following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Compounding	$75,855	$77,521	$231,763	$237,882
Distributing	$48,165	$47,679	$143,822	$137,048

As of September 30, 2007 and 2006, limited partners electing to withdraw earnings represented 38% and 39%, respectively, of the limited partners’ capital.

The Partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations.  For the third quarters of 2007 and 2006, $17,624 and $14,582, respectively, was liquidated subject to the 10% penalty for early withdrawal.  For the nine month periods ended September 30, 2007 and 2006, $40,083 and $47,063, respectively, was liquidated subject to the 10% penalty for early withdrawal.  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.

Additionally, for the three month periods ended September 30, 2007 and 2006, $76,148 and $50,807, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  For the nine month periods ended September 30, 2007 and 2006, $237,944 and $152,916, respectively, was liquidated by limited partners who have elected a liquidation program over a period of five years or longer.

Earnings and capital liquidations, including early withdrawals, during the three and nine months ended September 30, 2007 and 2006 were:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Earnings liquidation	$48,165	$47,679	$143,822	$137,048
Capital liquidation *	93,772	65,389	278,026	199,979
Total	$141,937	$113,068	$421,848	$337,027

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

Current Economic Conditions.

Economic activity as measured by Gross Domestic Product increased from 3.4% to 3.9% during the third quarter of 2007.  It is anticipated in the fourth quarter of 2007 the Gross Domestic Product will decline from the third quarter and will likely come in below the second and third quarter 2007 measures.  Unemployment remained unchanged for the third quarter of 2007 at 4.7%, with the slowdown in construction and real estate portions of the economy, unemployment may trend higher.  Inflation remained low with a 2.8% increase from September of 2006 to September of 2007.  Of particular concern are the high energy costs the economy must bear; throughout much of 2007 oil prices have been increasing.  During November2007, per barrel oil prices are at all time highs, approaching $100 per barrel.  The Federal Reserve met twice in the fall of 2007; in acknowledgement of the turmoil in the financial markets from weaker real estate markets, the sub prime loan crisis and desires to increase liquidity, the Federal Reserve reduced their benchmark federal funds rate by 0.50% in September 2007 and a further 0.25% in October 2007, for a total reduction of 0.75%.  These were the first rate cuts in more than two years.  Still concerned about the threat of inflation the Federal Reserve has not given much indication about whether it is through lowering the federal funds rate for this year.   Long term interest rates, represented by the 10-year treasury bonds, have responded somewhat to the lowered federal funds rates.  As long term interest rates are not directly related to the federal funds rate it is likely to take some time before the lowering of the federal funds rate will have some affect.  During late October and early November, 2007 the ten year treasury yields did decline. On November 9, 2007 the 10 year Treasury bill fell to 4.23% from a yield of 5.03% on June 29, 2007, 4.65% on March 30, 2007 and 4.68% on January 2, 2007.   Mortgage interest rates have likewise declined and are near 2007 lows for a conforming 30-year loan.  Freddie Mac reported weekly survey results for November 8, 2007 of 6.24% for a 30-year fixed rate conforming loan versus a rate of 6.67% on June 28, 2007. This is the lowest 30-year fixed rates on conforming loans since May.17, 2007 when they averaged 6.21%.

These lower interest rates may help real estate acquisitions become more affordable for residential purchasers providing a stimulus to the sluggish residential market.

While the economy seems to overall remain healthy, loan delinquencies have been rising.  Of particular concern are loan delinquencies in the “sub prime” residential real estate lending arena. Delinquencies of sub prime borrowers increased significantly during the third quarter of 2007.  Delinquencies overall have begun to increase significantly as borrowers in and outside of the sub-prime arena have begun to default on their loans with increasing frequency. In California, “notice of default” filings increased 34.5% during the third quarter of 2007 as compared to the second quarter of 2007, and increased 166.6% from the third quarter of 2006 according to DataQuick Information Systems of La Jolla (“DataQuick”).  Sales of residential properties have continued to slow.  Sales of homes and condominiums in the nine-county San Francisco Bay Area during September 2007 were down 31.3 % from August and down 40.1% from September, 2006 (DataQuick).  Sales have decreased on a year over year basis for the last 32 months.  September was the slowest month in DataQuick’s statistics which go back to 1988.  Median home prices have not changed significantly as the median price paid for a Bay Area home was $625,000 during September, 2007 which was down from $655,000 in August and up 0.8 percent from $620,000 for September, 2006 (Source:  DataQuick).  Southern California fared similarly to the San Francisco Bay Area as sales of new and resale houses and condominiums sold in Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties were down 29.9% from August 2007 and down 48.5% from September 2006.  According to DataQuick the median price paid for a Southland home was $462,000 in September 2007 down 4.0% from September 2006.

The partnership loans outstanding as of September 30, 2007, carried an average loan-to-value ratio of 60.22% based on appraised value and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include reductions in principal on senior indebtedness through amortization of payments after the moan was made.  Borrowers with residential properties may find it difficult to refinance or sell their properties should they have difficulty making their payments.  In these circumstances the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents which often result in a foreclosure of the property.  Slow and longer sales periods coupled with a general lack of financing alternatives have forced many borrowers and lenders into making difficult choices. Residential real estate activity and values have declined from the second quarter.

Commercial properties performance moderated in the third quarter of 2007.  The San Francisco citywide net absorption was 190,000 square feet and rent increases tapered to 3.8% during the third quarter of 2007.  This left asking rents at $50 a square foot for Class A central business district space and Class B space at an average rate of $35.80 for downtown space according to Grubb and Ellis.  Other regions in the San Francisco Bay Area exhibited similar results indicating a continuing healthy commercial real estate marketplace.

Management believes that our loan-to-value ratio of 60.22% will assist the partnership in weathering loan delinquencies and foreclosures that may occur.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and loans to the Partnership pursuant to its line of credit as of September 30, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011.  The carrying values of these assets and liabilities approximate their fair values as of September 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$308,310						$308,310
Average interest rate	3.94%						3.94%

Unsecured loans				$757,564			$757,564
Average interest rate				0.00%			0.00%

Loans secured by deeds
of trust	$987,500	1,486,952	1,200,413	511,154	600,593	1,491,831	$6,278,443
Average interest rate	9.55%	9.69%	9.16%	9.38%	9.11%	9.60%	9.46%

Market Risk.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the Partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are expected to be held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

The Partnership does not hedge or otherwise seek to manage interest rate risk.  The Partnership does not enter into risk sensitive instruments for trading purposes.

ASSET QUALITY

A consequence of lending activities is that occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the general partners.  There is no precise method of predicting specific losses or amounts ultimately charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of September 30, 2007, one loan totaling $189,453 was past due 90 days or more in interest payments.  Management believes there is sufficient collateral to cover the amount outstanding to the Partnership on this loan.  As of September 30, 2007, the general partners have determined that the allowance for loan and real estate losses of $545,158 (5.87% of net assets) is adequate in amount.  Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2007, the Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded the Partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the Partnership required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

From time to time, the Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2007.

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
November 14, 2007

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
November 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, General Partner of the Partnership, certify, that to the best of my knowledge:

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
November 14, 2007

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, President, Secretary/Treasurer & Chief Financial Officer of Gymno Corporation, General Partner of the Partnership, certify that to the best of my knowledge:

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
November 14, 2007