Form 10-K
period 2007-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2008-03-31
CIK 854092

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
Index to Form 10-K

December 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

As of June 30, 2007, the aggregate value of limited partnership units held by non-affiliates was $9,284,676. This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on form S-11, are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

Part I

Item 1 – Business

Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”), was organized in 1989.  Michael R. Burwell and Gymno Corporation, a California corporation, are the general partners.  The address of the Partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.  The Partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.  The Partnership’s objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns, which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to Partnership activities; and (ii) preserve and protect the Partnership’s capital.  The Partnership’s general business is more fully described under the section entitled “Investment Objectives and Criteria” pages 26-31 of the Prospectus, which is incorporated by reference.

Originally, 60,000 Units were offered on a “best efforts” basis through broker/dealer member firms of the Financial Industry Regulatory Authority (FINRA).  In accordance with the terms of the Prospectus, the general partners increased the number of Units for sale from 60,000 to 120,000 and elected to continue the offering until September 30, 1992.  The offering closed on September 30, 1992, and the limited partners contributed capital totaled $11,998,359 of an approved $12,000,000 issue, in Units of $100 each.  The final SR report (Report of Sales of Securities and use of proceeds therefrom) was filed on September 21, 1992.

The Partnership began selling Units in October 1989 and began investing in mortgages in December 1989.  At December 31, 2007, the Partnership had a balance in its secured loan portfolio totaling $6,202,522 with interest rates thereon ranging from 7.00% to 11.00%.

Currently, loans secured by First Trust Deeds comprise 81.37% of the amount of funds in the secured loan portfolio followed by Second Trust Deeds of 17.19% and Third Trust Deeds of 1.44%.  Single Family (1-4 unit) homes total 42.13% of the secured loans versus 45.84% in 2006.  Commercial loans increased from last year, now comprising 39.92% of the secured portfolio.  Loans on apartments totaled 11.21%.  Of the total secured loans, 74.30% are located in the nine counties, which comprise the San Francisco Bay Area, 19.58% are in counties adjacent to the San Francisco Bay Area and the balance of 6.12% are primarily in Southern California.  Loan size decreased the past year, and is now averaging $248,101 per loan, a decrease of $34,555.  Some of the larger loans invested in by the Partnership are fractionalized between other affiliated partnerships with objectives similar to those of the Partnership to further reduce risk.  Average equity per loan transaction based on appraised values and senior debt at the inception date of the loan, which is our loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 40.31%.  Generally, the greater the equity, the greater the protection for the lender.  The Partnership’s loan portfolio is in good condition with no property in foreclosure as of December 2007.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition and General Economic Conditions.

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the Partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  In addition, many competitors, due to their size, are unable to regularly entertain loan requests at or above $1,000,000, thus reducing the competition and allowing the Partnership to provide higher quality loans and/or higher returns.

From 2004 through 2006, competition for real estate loans was strong, particularly among residential lenders.  Partly due to competitive factors, underwriting standards decreased and innovative loan products developed.  As a result, many borrowers who previously had a difficult time obtaining real estate financing were able to obtain real estate loans.  In 2007, real estate purchase volumes continued to decline from their highs in 2005.  Accompanying lower purchase volumes, loan demand decreased, values began to decline and loan delinquencies began to increase.  Together, these factors, as well as others, contributed to a reduced demand for mortgage backed securities.  Lenders reliant upon the sale of their notes to provide additional capital for lending faced a credit squeeze, pressure on capital, and earnings.  During 2007, over 250 lenders ceased to do business in the United States, resulting in diminished competition in the lending industry.  The general partners believe the lower level of competition may provide an opportunity for the Partnership to seek well-qualified borrowers with desirable security for its lending operations.  It is possible that coupon rates may rise as competition lessens, and as interest rate spreads increase a clearer risk return equation may develop.

During 2007, the national economy itself has decelerated.  Real Gross Domestic Product, the output of goods and services produced by labor and property located in the United States increased at an annual rate of 0.6% in the fourth quarter of 2007 as compared to 2.1% in the fourth quarter of 2006.  For the first through fourth quarters of  2007, Real Gross Domestic Product was 0.6%, 3.8%, 4.9% and 0.6%  as compared to 4.8%, 2.4%, 1.1% and 2.1% for the first through fourth quarters of 2006.  The Federal Reserve is not forecasting a recession but does anticipate slow growth for this year and higher unemployment.

The unemployment rate for the United States increased in the fourth quarter of 2007 to 5.0% as compared to 4.7% for the third quarter, 4.7% for the second quarter and 4.5% for the first quarter.  In January and February of 2008, the national unemployment rate fell to 4.9% and 4.8%, respectively.  On a comparison basis, the annual unemployment rates for the United States were 4.6% for 2007, 4.6% for 2006, 5.1% for 2005 and 5.5% for 2004.  In California, unemployment rates increased 1% year over year from 4.9% in December 2006 to 5.9% as of December 2007.  Unemployment is a significant indicator of a borrower’s ability to make payments.

Month to month, inflation has been volatile throughout 2006 and 2007.  The cost of oil, a component in inflation, has fluctuated but followed a significant upward trend rising to $110 per barrel in March of 2008.  The Consumer Price Index for All Urban Consumers decreased in December of 2007 by 0.1% before seasonal adjustment, but was up by 4.1% for the year.  Consumer Price Index increases were 2.5% for 2006, 3.4% for 2005 and 1.9% for 2004.  At the same time, interest rates have been declining as the Federal Reserve has exhibited strong resolve in attempting to stimulate the economy through a variety of means, including lowering the Federal Funds Rate.  After having left the Federal Funds Rate unchanged at 5.25% for more than two years, in September 2007 the Federal Reserve acted to decrease the Federal Funds Rate by 0.50%, then again by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, and 0.75% in March 2008 to a level of 2.25%.  Long term interest rates, represented by the 10 year treasury bonds, have responded somewhat to the lowered Federal Funds Rates.  However, as long term rates are not directly related to the Federal Funds Rate, it is likely to take some time before the lowering of the Federal Funds Rate will have its full effect.  As of September 30, 2007, the 10 year Treasury yield was 4.61%, at December 31, 2007 it was 4.04%, and at March 22, 2008 it was 3.34%.  The lowering of the Federal Funds Rate has also had an effect of lowering interest rates on longer term maturities.  These lower interest rates help the affordability of owning real estate.

Mortgage rates have responded slowly to the Federal Reserves actions to lower interest rates.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.16% for March of 2007, 6.66% for June of 2007, 6.38% for September of 2007, 6.10% for December of 2007 and 5.87% on March 20, 2008.  Historically, the annual average rate for 30 year fixed rate conforming mortgages has been 6.34% in 2007, 6.41% in 2006, 5.87% in 2005, and 5.83% in 2004.  The recent downward trend in interest rates on real estate loans should begin to stimulate real estate sales volumes which have been declining since their high point in 2005.

On a national level, both residential sales volumes and median home prices dropped in 2007.  Sales of existing homes as reported by the National Association of Realtors declined from 7,076,000 in 2005 to 6,478,000 in 2006 and to 5,652,000 in 2007.  The median national sales price of existing homes was $219,000 in 2005.  It increased to $221,900 in 2006 and then declined to $219,000 in 2007.

The Partnership is expecting a reduced number of lenders in the marketplace along with strengthened underwriting standards throughout the industry.  Each of these factors is expected to lead to increased lending opportunities.  Nevertheless, in many of our lending areas, residential real estate values have been declining, which will require the Partnership to be diligent in determining appropriate loan to value parameters.  In addition, the slowing economy will create less demand and perhaps further increases in unemployment which might make it more difficult for borrowers to meet their monetary obligations.  Lowered interest rates and the Federal Reserve’s efforts to further stimulate the economy could mitigate these factors and have positive effects on the partnership and borrowers’ abilities to meet their financial obligations.

Secured Loan Portfolio

A summary of the Partnership’s secured loan portfolio as of December 31, 2007 is set forth below.

Loans as a Percentage of Appraised Values
First Trust Deed Loans	$5,046,885
Appraised Value of Properties at Time of Loan	9,054,300
Total First Trust Deeds as a % of Appraisal	55.74%

First Trust Deed Loans	5,046,885
Second Trust Deed Loans	1,065,972
Third Trust Deed Loans	89,665
6,202,522

Priority positions due other Lenders at Time of Loan
First Trust Deed Loans due other Lenders	2,278,163
Second Trust Deed Loans due other Lenders	30,000
Total Debt	8,510,685

Appraised Property Value at Time of Loan	14,257,967
Total debt as a % of Appraisal based on appraisals and prior
liens at date of loan	59.69%

Number of Secured Loans Outstanding	25
Average Secured Loan	248,101
Average Secured Loan as a % of Secured Loans Outstanding	4.00%
Largest Secured Loan Outstanding	500,000
Largest Secured Loan as a % of Secured Loans Outstanding	8.06%
Largest Secured Loan as a % of Partnership Assets	5.35%

Secured Loans as a Percentage of Total Secured Loans	Percent
First Trust Deed Loans	81.37%
Second Trust Deed Loans	17.19%
Third Trust Deed Loans	1.44%
Total Trust Deed Loan Percentage	100.00%

Secured Loans by Type of Property	Amount	Percent
Single Family (1-4 units)	$2,613,022	42.13%
Apartments	695,625	11.21%
Commercial	2,475,890	39.92%
Land	417,985	6.74%
Total	$6,202,522	100.00%

The following is a distribution of secured loans outstanding as of December 31, 2007 by California Counties.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
San Francisco	$1,945,625	31.37%
Alameda	811,985	13.09%
Solano	570,243	9.19%
San Mateo	382,798	6.17%
Sonoma	344,693	5.56%
Santa Clara	300,000	4.84%
Contra Costa	253,348	4.08%
Napa	—	—%
Marin	—	—%
	4,608,692	74.30%

San Francisco Bay Area Adjacent Counties
San Joaquin	419,071	6.76%
Monterey	250,000	4.03%
Stanislaus	228,536	3.69%
Calaveras	189,449	3.05%
Santa Cruz	127,352	2.05%
	1,214,408	19.58%

Other California Counties
Riverside	135,000	2.18%
San Bernardino	134,422	2.17%
Los Angeles	110,000	1.77%
	379,422	6.12%

Total	$6,202,522	100.00%

Number of Secured Loans in Foreclosure:	0

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$1,786,947
2009	1,118,665
2010	1,205,775
2011	600,348
2012	1,401,121
Thereafter	89,666
Total	$6,202,522

The scheduled maturities for 2008 include no loans past maturity at December 31, 2007.  The Partnership occasionally allows borrowers to continue to make the payments on debt past maturity for periods of time.  The Partnership, in most instances, receives the benefit of a higher interest rate than would otherwise be available in the currently existing loan marketplace.  It is the Partnership’s experience that loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

The loan portfolio had three loans with total outstanding principal of $476,870 where interest payments were overdue 90 days or more.  The outstanding principal of these loans represents 7.69% of the Partnership’s total secured portfolio as of December 31, 2007.

At December 31, 2007, there was one impaired loan.  A loan is considered impaired when events and/or changes in circumstances cause the management to have serious doubts about the collectibility of the contractual payments and interest is no longer accrued.

Item 2 – PropertiesIn February, 2005, the Partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco. This property is jointly owned with three other affiliated partnerships.  Upon acquisition the Partnership transferred its interest (principally land and building) to a limited liability company, Larkin Property Company, LLC.  No allowance for loss has been set aside, as management believes that the fair value of the property exceeds the combined investment of the Partnership and its affiliates in the property.  The Partnership has undertaken additional improvements to the property.  As of December 31, 2007, the Partnership’s total investment in this property was $939,937.

The Partnership took back vacant land through a deed in lieu of foreclosure in 2004.  The land is located in Stanislaus County, California.  It is comprised of three separate lots, which total approximately 14 acres.  In September 2006, one of the parcels was sold.  This property is owned together with two affiliated partnerships.  The Partnership’s net investment in the land at December 31, 2007 was $1,470,655.  The remaining two parcels are on the market for sale.  The general partners believe that the property may not return the Partnership’s investment upon sale and have allocated $161,974 reserve against loss.

The Partnership also owns (through previous foreclosure) one other property: an undeveloped parcel of land located in East Palo Alto, California.  The land is owned with two other affiliated partnerships.  The Partnership’s net investment in the land at December 31, 2007 is $62,720.  The Partnership’s net investment of $62,720 is less than 1% of Partnership assets.  The property is currently listed for sale.

Item 3 – Legal ProceedingsIn the normal course of business the Partnership may become involved in various types of legal proceedings such as assignments of rents, bankruptcy proceedings, appointments of receivers, unlawful detainers, judicial foreclosures, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes or to protect or recoup its investment from the real property secured by the deeds.  As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.
Item 4 – Submission of Matters to a Vote of Security Holders (Partners)No matters have been submitted to a vote of the Partnership.

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units” and Related Unitholder Matters120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of the Financial Industry Regulatory Authority (FINRA) on a “best efforts” basis (as indicated in Part I item 1).  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings.  Limited partners may withdraw from the Partnership in accordance with the terms of the Partnership Agreement subject to possible early withdrawal penalties. There is no established public trading market.  As of December 31, 2007, 459 limited partners had a capital balance of $9,254,923.

A description of the Partnership Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of Limited Partnership Agreement”, pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated herein by reference.

During 2007, the Partnership’s annualized yield on compounding accounts was 5.50% and 5.37% on monthly distributing accounts.  During 2006, the Partnership’s annualized yield on compounding accounts was 5.50% and 5.37% on monthly distributing accounts.

Item 6 – Selected Financial DataRedwood Mortgage Investors VII began operations in December 1989. Financial condition and results of operation for the Partnership as of and for the five years ended December 31, 2007 were:

Balance Sheets

ASSETS

December 31,

	2007	2006	2005	2004	2003
Cash and cash equivalents	$351,129	$584,114	$1,627,384	$346,393	$321,114
Loans
Loans, secured by deeds
of trust	6,202,522	6,218,439	5,448,401	7,388,478	8,280,826
Loans, unsecured, net	772,031	714,659	161,987	238,484	232,551
Less allowance for loan
losses	(386,658)	(454,417)	(700,536)	(745,476)	(680,469)
Interest and other receivables
Accrued interest and late fees	73,259	67,754	64,304	190,105	489,995
Advances on loans	6,436	—	6	8,188	6,484
Other	20,702	20,634	—	—	—
Real estate held, net	1,371,401	1,371,401	1,870,027	1,782,182	633,053
Investment in limited liability
company	939,937	875,408	882,641	—	—
	$9,350,759	$9,397,992	$9,354,214	$9,208,354	$9,283,554

LIABILITIES AND PARTNERS’ CAPITAL

December 31,

	2007	2006	2005	2004	2003
Liabilities
Line of credit	$—	$—	$—	$—	$200,000
Accounts payable	11,865	—	—	4,951	4,102
Deferred interest	—	—	—	—	—
Payable to affiliate	71,998	71,998	71,998	74,987	51,288
	83,863	71,998	71,998	79,938	255,390
Partners’ capital
General partners	11,973	11,973	11,973	11,973	11,973
Limited partners subject
to redemption	9,254,923	9,314,021	9,270,243	9,116,443	9,016,191
Total partners’ capital	9,266,896	9,325,994	9,282,216	9,128,416	9,028,164
	$9,350,759	$9,397,992	$9,354,214	$9,208,354	$9,283,554

STATEMENTS OF INCOME

For the Years Ended December 31,

	2007	2006	2005	2004	2003
Gross revenue	$600,073	$581,284	$691,385	$868,274	$782,280
Expenses	94,636	75,900	153,830	289,628	189,639
Net income	$505,437	$505,384	$537,555	$578,646	$592,641
Net income to general partners (1%)	5,050	5,054	5,376	5,786	5,926
Net income to limited partners (99%)	500,387	500,330	532,179	572,860	586,715
	$505,437	$505,384	$537,555	$578,646	$592,641
Net income per $1,000 invested by
limited partners for entire period:
- where income is compounded	$55	$55	$59	$65	$67
- where partner receives income
in monthly distributions	$54	$54	$58	$63	$65

Annualized yields when income is compounded or distributed monthly for the years 2003 through 2007 are outlined in the table below:

	Compounded	Distributed
2003	6.66%	6.47%
2004	6.49%	6.30%
2005	5.94%	5.78%
2006	5.50%	5.37%
2007	5.50%	5.37%

Average annualized yield from inception through the years ended December 31, 2005-2007, when income is compounded and retained, was 7.58%, 7.46% and 7.34%, respectively.  Average annualized yield from inception through the years ended December 31, 2005-2007, when income is distributed monthly was 7.35%, 7.23% and 7.13%, respectively.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At December 31, 2007, we owned four pieces of real property.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate held. Actual results could vary from the aforementioned provisions for losses.

Forward Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, future sales of properties held by the Partnership and the proceeds from such sales, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2008 annualized yield estimates, plans to develop certain properties, beliefs regarding the impact on the Partnership of current conditions and trends in the “sub prime” lending market, beliefs regarding the Partnership recovering the full value of its investment in certain properties, the expectation that borrower foreclosures will not have a material effect on liquidity, and the use of excess cash flow.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount  not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the Partnership.  For the years ended December 31, 2007, 2006 and 2005 loan brokerage commissions paid by borrowers were $52,150, $97,358 and $137,913, respectively.

•
Mortgage Servicing Fees  Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the Partnership’s loans is paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued thereon.  Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $0, $0 and $68,906 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.  Redwood Mortgage Corp. waived mortgage servicing fees of $55,312 and $56,647 for the years 2007 and 2006, respectively.

These servicing fees were charged at 1%, on an annual basis, of the outstanding principal balances.  If the maximum mortgage servicing fee of 1.5%, on an annual basis, had been charged to the Partnership, then net income would have been reduced by approximately $82,968, $84,971 and $34,453 for the years ended December 31, 2007, 2006, and 2005, respectively.  Reducing net income reduces the annualized yields.  An increase or decrease in this fee within the limits set by the partnership agreement directly impacts the yield to the limited partners.

•
Asset Management Fees  The general partners receive monthly fees for managing the Partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $2,922, $8,748 and $34,512 were incurred by the Partnership for the years ended December 31, 2007, 2006 and 2005, respectively.  For the years ended December 31, 2007 and 2006, the General Partners waived $32,042 and $26,208 in such fees, respectively.

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

•
Contributed Capital  The general partners jointly and severally contributed cash equal to 1/10 of 1% of the total capital raised by the Partnership.  The general partners contributed this cash as proceeds from the offerings were received from the limited partners.  As of December 31, 2007 and 2006, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the three years ended December 31, 2007, 2006 and 2005

Changes in the Partnership’s operating results for the years ended December 31, 2007 and 2006 are discussed below:

	Changes for the years ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$16,266	3.00%	$(130,085)	(19.33)%
Interest-interest bearing accounts	256	0.99%	22,862	745.18%
Late fees	(2,738)	(43.85)%	(4,659)	(42.73)%
Other	5,005	82.44%	1,781	41.52%
	18,789	3.23%	(110,101)	(15.92)%

Expenses
Mortgage servicing fees	—	—	(68,906)	(100.00)%
Interest expense	(1,068)	(100.00)%	375	54.11%
Clerical costs from Redwood Mortgage Corp.	(1,545)	(12.56)%	(1,364)	(9.98)%
Asset management fees	(5,826)	(66.60)%	(25,764)	(74.65)%
Recovery of losses on loans and
real estate held	27,980	(56.98)%	643	(1.29)%
Professional services	4,982	8.14%	10,966	21.84%
Other	(5,787)	(13.88)%	6,120	17.20%
	18,736	24.69%	(77,930)	(50.66)%
Net income	$53	0.01%	$(32,171)	(5.98)%

Please refer to the above table throughout the discussion of Results of Operations

Interest on loans increased in 2007 due to a higher average loan portfolio balance of $5,961,336 compared to $5,906,554 for 2006.  Also, the average interest rate earned increased from 9.19% in 2006 to 9.38% for 2007.  The decrease in interest on loans for 2006 was mainly due to a lower average loan portfolio balance of $5,906,554 in 2006 as compared to the average loan portfolio balance of $6,394,464 in 2005.  The average interest rate on loans also declined from 9.25% in 2005 to 9.19% in 2006.  The decline in interest income in 2006 was also due to the Partnership gaining interest income of $42,996 in 2005 on an impaired loan that was repaid in 2005.  Prior to 2005, no interest was being accrued against this impaired loan.

The increase in interest-interest bearing accounts for 2006 was due to loans totaling $1,343,470 being paid off at the end of 2005.  Payoff proceeds were not immediately placed on new loans.  Instead, the proceeds were deposited into interest-bearing accounts until such time as suitable loans could be funded.

The decreases in late fee revenue 2007 and 2006 were primarily due to improved loan collections and reduced delinquencies.

Other income for 2007 includes extraordinary transfer fees of $3,200 received from a retirement custodian due to its need to realign some of their customers within various funds.

The decrease in mortgage servicing fees for 2006 was due to management waiving all of the mortgage servicing fees totaling $56,647.  The 2006 decrease was also attributed to the Partnership collecting interest and hence mortgage servicing fees of $8,870, from an impaired loan which was paid off in 2005.

Interest expense reduced to zero in 2007, as the line of credit facility was not being utilized and was eventually terminated.  The increase in interest expense for 2006 represents amortization of a loan fee of $1,068 in 2006 versus an interest expense of $693 for use of the line of credit in 2005.

The decrease in clerical costs for the years 2007 and 2006 was due to the partnership’s lower allocation percentage in relation to the other partnerships serviced by Redwood Mortgage.

The decrease in asset management fees for 2007 and 2006 was due to the general partners waiving fees of $32,042 and $26,208 respectively.

Recovery of loan losses for 2007 increased due to management’s assessment of the appropriate loan loss allowance.  The general partners believe the allowance for loan losses of $386,658 at December 31, 2007 is adequate to offset potential losses on loans.

The increase in professional fees for 2007 and 2006 was primarily due to general accounting cost increases in relation to its legal services, audit and tax return processing.

The decrease in other expenses for 2007 was due to reductions in costs to maintain and market the owned properties.  The increase in 2006 was due to higher costs related to the owned properties.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held expenses and sales activities, borrowers payment records, etc.  Data on the local real estate market and on the national and local economy are studied.  Based upon this information and other data, loss reserves are increased or decreased.  The Partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  Borrower foreclosures are a normal aspect of Partnership operations and the general partners anticipate that they will not have a material effect on liquidity.  As of December 31, 2007, the Partnership had no loans past maturity.  The loan portfolio had three loans with principal outstanding of $476,870 where interest payments were overdue 90 days.  There were no loans against which the Partnership had notice of default filed at December 31, 2007.  The Partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The Partnership had no workout agreements as of December 31, 2007.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of the possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  Management recorded ($21,122), ($49,102), and ($49,745) as recoveries for losses on loans and real estate for the years ended December 31, 2007, 2006 and 2005, respectively.  The general partners believe the current reserves for losses are adequate to handle potential losses.  If conditions change, the Partnership may increase or decrease its provisions for loan losses and real estate held.

The Partnership may restructure loans.  This is done either through the modification of an existing loan or by rewriting a whole new loan.  A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.

The Partnership did not restructure any loans in 2007 or 2006.

Borrower Liquidity and Capital Resources.

The Partnership relies upon loan payoffs, borrowers’ mortgage payments, and, to a lesser degree, retention of income for the source of funds for new loans.  Over the past several years, mortgage interest rates have decreased somewhat from those available at the inception of the Partnership.  If interest rates were to increase substantially, the yield of the Partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the Partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the Partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the Partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the Partnership could see significant borrower prepayments, which, if the Partnership can only obtain the then existing lower rates of interest, may cause a dilution of the Partnership’s yield on loans, thereby lowering the Partnership’s overall yield to the limited partners.  Cash is constantly being generated from borrower payments of interest, principal and loan payoffs.  Currently, cash flow exceeds Partnership expenses and earnings distribution requirements.  Excess cash flow is invested in new loan opportunities, when available, and for other Partnership business.

At the time of subscription to the Partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the years ended December 31, 2007, 2006 and 2005, the Partnership made the following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	2007	2006	2005
Compounding	$306,470	$312,898	$348,748
Distributing	$193,917	$187,432	$183,432

As of December 31, 2007, 2006 and 2005, limited partners electing to withdraw earnings represented 39%, 38% and 36% of the limited partners’ capital.

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations.  For the years ended December 31, 2007, 2006 and 2005, $54,550, $54,733 and $30,727, respectively, were liquidated subject to the 10% penalty for early withdrawal.  These withdrawals are within the normally anticipated range that the general partners would expect in their experience in this and other partnerships.  The general partners expect that a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.  In originally conceiving the Partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate their investment to raise cash.  The trend the Partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2007, 2006 and 2005.

Additionally for the years ended December 31, 2007, 2006 and 2005, $311,018, $214,387 and $164,220, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.  This ability to withdraw after five years by limited partners has the effect of providing limited partner liquidity.  The general partners expect a portion of the limited partners to take advantage of this provision.  This has the anticipated effect of the Partnership growing, primarily through reinvestment of earnings in years one through five.  The general partners expect to see increasing numbers of limited partner withdrawals in years five through eleven, after which time the bulk of those limited partners who have sought withdrawal have been liquidated.  After year eleven, liquidation generally subsides.

Earnings and capital liquidations, including early withdrawals, during the three years ended December 31, 2007 were:

Years ended December 31,

	Earnings	Capital
	Liquidation	Liquidation*	Total
2007	$193,917	$365,568	$559,485

2006	$187,432	$269,120	$456,552

2005	$183,432	$194,947	$378,379

* These are gross amounts, which are not net of early withdrawal penalties.

In some cases in order to satisfy Broker Dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the Partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the Partnership to integrate with certain software used by the Broker Dealers and other reporting entities.  In those cases, the Partnership will report to Broker Dealers, Trust Companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation.  The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The reporting Units are solely for Broker Dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the Partnership.  Each investor’s capital account balance is set forth periodically on the Partnership account statement provided to investors.  The amount of Partnership earnings each investor is entitled to receive is determined by the ratio that each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per Unit estimated value of the client’s investment in the Partnership in accordance with NASD Rule 2340.

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

Current Economic Conditions.

The Partnership makes loans secured by California real estate.  The health of the California economy and real estate market is of primary concern to the Partnership as we rely upon the equity securing our loans for repayment.  The majority of our loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2007, approximately 74.30% of the loans held by the Partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy like the overall U.S. economy has slowed during the latter part of 2007.  California unemployment decreased from 5.1% in December of 2005, to 4.9% in December of 2006 and then steadily increased throughout 2007 to a rate of 5.9% as of December 2007.  According to UCLA Anderson Forecast Economists Ryan Ratcliff and Jerry Nickelsburg, California’s economy is expected to experience a slightly slower and prolonged period of sluggishness, but no recession.  They expect unemployment to peak at 6.1% in late 2008, with non-farm payroll growth remaining below 1% through the end of next year.  Real growth in Gross State Product and Personal Income is expected to be in the 1-2% range over the same period.

Residential real estate values are important to the Partnership as they provide the security behind our loans.  During 2006, residential real estate sales volumes began to decline from their highs in 2005.  The reduction in sales volumes continued throughout 2007.  In 2006 California residential real estate sales volumes declined 15.3% from 2005 and sales volumes further declined 26% compared to 2006 according to the California Association of Realtors (CAR).  In spite of these lower sales volumes, CAR reported the median sales price of a single family home in California increased in 2007 by 0.3%, from $556,430 to $558,100.  These numbers indicate a relatively stable market, but residential real estate values are very much locally driven.  CAR indicated regional price reductions in their median price value.  Examples include the California High Desert, Central Valley, and Sacramento regions experiencing price reductions between 6% and 10% in 2007.  Larger metropolitan regions such as the San Francisco Bay Area, Los Angeles, Santa Clara and Santa Barbara experienced price increases of 0.7% to 7.0%.  The slow down in residential real estate appreciation and the price depreciation in various regions is of concern to the Partnership as depreciation erodes the value of the real estate assets securing our loans.

Commercial real estate has fared well in 2007.  Rents continued to remain stable or escalate.  As reported by NAI BT Commercial, the San Francisco Bay Area as a whole reported a 40 basis-point decrease in vacancy from 2006 to push vacancy rates to 11.25% at the close of 2007.  This marked the lowest vacancy level for the Bay Area’s office market since the second quarter of 2001.  The overall average asking rate increased almost $0.50 during 2007 closing the year at $2.98 per square foot full service.  This represented a 19% increase from 2006 and a 44% increase from $2.07 nearly four years ago.  Strong commercial rents and occupancy combined to keep values strong and stable a healthy result for the commercial portion of the Partnership’s portfolio.

For the Partnership loans outstanding at December 31, 2007, the Partnership had an average loan-to-value of 59.69% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Management believes low loan-to value ratios will assist the partnership in weathering loan delinquencies and foreclosures when they occur.

Contractual Obligations Table. None

Item 7a – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, and loans held in the Partnership’s portfolio as of December 31, 2007.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$259,064						$259,064
Average interest rate	2.50%						2.50%
Loans secured by deeds
of trust	1,786,947	1,118,665	1,205,775	600,348	1,401,121	89,666	6,202,522
Average interest rate	9.64%	9.07%	9.30%	9.10%	9.63%	9.25%	9.41%
Unsecured loans				617,373		154,658	772,031
Average interest rate				0%		0%	0%

Unsecured loans include three loans that have no stated rate of interest, for which the Partnership is imputing interest.  One other loan, which has become unsecured, with a coupon rate of 9.25% has been placed by the Partnership on nonaccrual status.  As such, the average interest rate for unsecured loans has been reflected at 0%.

Market Risk.

The Partnership may suffer market risk tied to general trends affecting real estate values that may impact the Partnership’s security for its loans.  The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates.  The majority of the Partnership’s mortgage loans earn interest at fixed rates.  Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated by the fact that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be reinvested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the Partnership at a time where the Partnership is unable to reinvest in loans of comparable value.

The Partnership does not hedge or otherwise seek to manage interest rate risk.  The Partnership does not enter into risk sensitive instruments for trading purposes.

PORTFOLIO REVIEW – For the years ended December 31, 2007, 2006 and 2005.

Loan Portfolio

The Partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2007, 2006 and 2005, the Partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Marin, Alameda, Sonoma, Napa, Solano and Contra Costa) represented $4,608,692 (74.30), $5,015,392 (80.65%), and $4,090,089 (75.07%), respectively, of the outstanding secured loan portfolio. The majority of the remaining portfolio represented loans secured by real estate located primarily in Northern California.

The following table sets forth the distribution of loans held by the Partnership by property type for the years ended December 31:

2007	2006	2005

Single Family
(1-4 units)	$2,613,022	42.13%	$2,850,592	45.84%	$2,944,330	54.04%
Apartments
(over 4 units)	695,625	11.21%	687,500	11.05%	570,000	10.46%
Commercial	2,475,890	39.92%	1,774,528	28.54%	1,487,019	27.29%
Land	417,985	6.74%	905,819	14.57%	447,052	8.21%
Total	$6,202,522	100.00%	$6,218,439	100.00%	$5,448,401	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the 25 loans secured by deeds of trust, held by the Partnership as of December 31, 2007.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF SECURED LOANS
As of December 31, 2007

	# of Loans	Amount	Percent
1st Mortgages	20	$5,046,885	81.37%
2nd Mortgages	4	1,065,972	17.19%
3rd Mortgages	1	89,665	1.44%
Total	25	$6,202,522	100.00%

Maturing in 2008	8	$1,786,947	28.81%
Maturing in 2009	4	1,118,665	18.04%
Maturing in 2010	4	1,205,775	19.44%
Maturing after 12/31/10	9	2,091,135	33.71%
Total	25	$6,202,522	100.00%

Average Secured Loan		$248,101	4.00%
Largest Secured Loan		500,000	8.06%
Smallest Secured Loan		89,666	1.45%
Average Loan-to-Value based upon appraisals
and prior liens at time of loan			59.69%

At December 31, 2007 and 2006, the Partnership had unsecured loans totaling $772,031 and $714,659, respectively.  Three of the loans are non-interest bearing and are due in monthly installments of $2,647 through various maturities.  These monthly payments escalate at various times through the loan maturity date.  Interest has been imputed on these loans at interest rates for comparable loans made during the same periods.  During 2006, a loan in the amount of $571,494 became unsecured.  The Partnership has placed the loan on non-accrual status.  The Partnership is pursuing collection efforts against the borrower for the entire amount of outstanding principal and past due interest.  The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

ASSET QUALITY

A consequence of lending activities is occasionally losses will be experienced and the amount of such losses will vary from time to time, depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the general partners.  There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted certain of these practices.

Instead, the general partners, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership.  As of December 31, 2007, the general partners have determined the allowance for loan losses and real estate held of $548,632 (5.92% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of December 31, 2007, three secured loans were delinquent 90 days or more in payment of interest with outstanding principal of $476,870.

The Partnership may make loans requiring periodic disbursements of funds.  As of December 31, 2007, there were no such loans.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on such loans is computed at simple interest method and only on the amounts disbursed on a daily basis.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets - December 31, 2007 and December 31, 2006
•	Statements of Income for the years ended December 31, 2007, 2006 and 2005
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005
•	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

•	Schedule II - Valuation and Qualifying Accounts
•	Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VII
(A CALIFORNIA LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2007 AND 2006
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VII
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2007 and 2006 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Redwood Mortgage Investors VII’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

ARMANINO McKENNA  LLP
San Ramon, California
March 28, 2008

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
December 31, 2007 and 2006

ASSETS

	2007	2006
Cash and cash equivalents	$351,129	$584,114
Loans
Loans secured by deeds of trust	6,202,522	6,218,439
Loans, unsecured, net of discount of $57,577 and
$65,802 in 2007 and 2006, respectively	772,031	714,659
Allowance for loan losses	(386,658)	(454,417)
Net loans	6,587,895	6,478,681
Interest and other receivables
Related party receivables	20,702	20,634
Accrued interest and late fees	73,259	67,754
Advances on loans	6,436	—
Total interest and other receivables	100,397	88,388
Investment in limited liability company	939,937	875,408
Real estate held, net	1,371,401	1,371,401
Total assets	$9,350,759	$9,397,992

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$11,865	$—
Payable to affiliate	71,998	71,998
Total liabilities	83,863	71,998
Partners’ capital
Limited partners’ capital, subject to redemption	9,254,923	9,314,021
General partners’ capital	11,973	11,973
Total partners’ capital	9,266,896	9,325,994
Total liabilities and partners’ capital	$9,350,759	$9,397,992

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues
Interest on loans	$559,305	$543,039	$673,124
Interest-interest bearing accounts	26,186	25,930	3,068
Late fees	3,506	6,244	10,903
Other	11,076	6,071	4,290
	600,073	581,284	691,385
Expenses
Mortgage servicing fees	—	—	68,906
Interest expense	—	1,068	693
Clerical costs from Redwood Mortgage Corp.	10,754	12,299	13,663
Asset management fees	2,922	8,748	34,512
Recovery of losses on loans
and real estate held	(21,122)	(49,102)	(49,745)
Professional services	66,168	61,186	50,220
Other	35,914	41,701	35,581
	94,636	75,900	153,830
Net income	$505,437	$505,384	$537,555
Net income
General partners (1%)	$5,050	$5,054	$5,376
Limited partners (99%)	500,387	500,330	532,179
	$505,437	$505,384	$537,555
Net income per $1,000 invested by limited partners
for entire period
Where income is reinvested	$55	$55	$59
Where partner receives income
in monthly distributions	$54	$54	$58

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2007, 2006 and 2005

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital	Capital
Balances at December 31, 2004	$9,116,443	$11,973	$9,128,416
Net income	532,179	5,376	537,555
Early withdrawal penalties	(2,014)	—	(2,014)
Partners’ withdrawals	(376,365)	(5,376)	(381,741)

Balances at December 31, 2005	9,270,243	11,973	9,282,216
Net income	500,330	5,054	505,384
Early withdrawal penalties	(4,744)	—	(4,744)
Partners’ withdrawals	(451,808)	(5,054)	(456,862)

Balances at December 31, 2006	9,314,021	11,973	9,325,994
Net income	500,387	5,050	505,437
Early withdrawal penalties	(4,459)	—	(4,459)
Partners’ withdrawals	(555,026)	(5,050)	(560,076)

Balances at December 31, 2007	$9,254,923	$11,973	$9,266,896

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$505,437	$505,384	$537,555
Adjustments to reconcile net income to
net cash provided by operating activities
Provisions for (recovery of) losses on loans
and real estate	(21,122)	(49,102)	(49,745)
Early withdrawal penalty credited to income	(4,459)	(4,744)	(2,014)
Amortization of discount on unsecured loans	(8,225)	(6,169)	(35,462)
Change in operating assets and liabilities
Loans unsecured	(49,147)	22,186	83,391
Accrued interest and late fees	(39,244)	(38,195)	76,379
Advances on loans	(6,834)	(2,379)	2,654
Related party receivable	(68)	(20,634)	—
Accounts payable	11,865	—	(4,951)
Payable to affiliate	—	—	(2,989)
Net cash provided by operating activities	388,203	406,347	604,818
Cash flows from investing activities
Principal collected on loans	1,764,863	3,380,178	5,023,486
Loans originated	(1,761,446)	(4,459,946)	(3,859,637)
Payments for real estate	—	—	(54,472)
Proceeds from disposition of real estate	—	79,780	—
Payments on investment in limited liability company	(64,529)	(27,083)	(51,463)
Proceeds from investment in limited liability company	—	34,316	—
Net cash provided by (used in) investing activities	(61,112)	(992,755)	1,057,914
Cash flows from financing activities
Partners’ withdrawals	(560,076)	(456,862)	(381,741)
Net cash used in financing activities	(560,076)	(456,862)	(381,741)
Net increase (decrease) in cash and cash equivalents	(232,985)	(1,043,270)	1,280,991
Cash and cash equivalents at beginning of year	584,114	1,627,384	346,393
Cash and cash equivalents at end of year	$351,129	$584,114	$1,627,384
Supplemental disclosures of cash flow information
Cash payments for interest	$—	$1,068	$693

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

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
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Loans, secured by deeds of trust (continued)

If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances.  At December 31, 2007 and 2006, there was one unsecured loan totaling $639,338 and $571,494, respectively, that was considered impaired by the Partnership.  At December 31, 2005, there were no loans categorized as impaired by the Partnership.  The average recorded investment in impaired loans was $319,669 and $285,747 for December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Partnership had three and two secured loans past maturity or past due 90 days or more totaling $476,870 and $737,500, respectively.  In addition, accrued interest and advances on these secured loans totaled $17,788 and $26,250 at December 31, 2007 and 2006, respectively.  The Partnership does not consider any of these secured loans to be impaired because there is sufficient collateral to cover the amount outstanding to the Partnership and is still accruing interest on these loans.  At December 31, 2007 and 2006, as presented in Note 11, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 59.69% and 61.62%, respectively.  When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security.  However, a low loan to value ratio has the tendency to minimize reductions for impairment.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.          Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows:

	December 31,		December 31,
	2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Year
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$58,262	42.13%	$68,548	45.84%
Apartments	10,217	11.21%	10,156	11.05%
Commercial	41,701	39.92%	37,182	28.54%
Land	27,832	6.74%	52,492	14.57%
Total real estate mortgage	$138,012	100.00%	$168,378	100.00%
Unsecured	248,646	100.00%	286,039	100.00%
Total unsecured	$248,646	100.00%	$286,039	100.00%
Total allowance for loan losses	$386,658	100.00%	$454,417	100.00%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.          Summary of Significant Accounting Policies (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows:

Years Ended December 31,

	2007	2006	2005
Balance at beginning of year	$454,417	$700,536	$745,476
Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	(6,707)	(28,568)
Land	(46,637)	—	—
	(46,637)	(6,707)	(28,568)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Net charge-offs	(46,637)	(6,707)	(28,568)
Additions (recovery) charge to operations	(21,122)	(49,102)	(16,372)
Transfer to real estate held reserve	—	(190,310)	—
Balance at end of year	$386,658	$454,417	$700,536
Ratio of net charge-offs during the period
to average secured loans outstanding
during the period	0.75%	0.11%	0.45%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.          Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, Partnership cash balances exceed federally insured limits.

Real estate held

Real estate held includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

The Partnership periodically compares the carrying value of real estate to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value.  During 2006, the Partnership transferred $190,310 from the allowance for loan losses to the allowance for losses on real estate held.

Investment in limited liability company

Investment in limited liability company is accounted for using the equity method.  In 2007, the Company had an 8% interest in the Larkin Street Property Company, LLC (see Note 6).

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
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2007, 2006 and 2005, late fee revenue of $3,506, $6,244 and $10,903, respectively, was recorded.  The Partnership has a late fee receivable at December 31, 2007 and 2006 of $1,352 and $1,597, respectively.

Recently issued accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income. SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 is not expected to have a material impact on the Partnership’s financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the Partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The Partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the Partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements (continued)

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
December 31, 2007, 2006 and 2005

3.          Other Partnership Provisions (continued)

Liquidity, capital withdrawals and early withdrawals

There are substantial restrictions on transferability of Partnership units and accordingly an investment in the Partnership is non- liquid.  Limited partners have no right to withdraw from the Partnership or to obtain the return of their capital account for at least one year from the date of purchase of units.

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

The following commissions and fees are paid to the general partners and affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total Partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the Partnership.  During 2007, 2006 and 2005, loan brokerage commissions paid by the borrowers to Redwood Mortgage Corp. were $52,150, $97,358, and $137,913, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

4.	General Partners and Related Parties (continued)

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Mortgage servicing fees of $68,906 were incurred for 2005.  During 2007 and 2006, Redwood Mortgage Corp. waived $55,312 and $56,647, respectively, of mortgage servicing fees.  The Partnership has a payable to Redwood Mortgage Corp. for servicing fees of $71,998 at December 31, 2007 and 2006.

Asset management fee

The general partners receive monthly fees for managing the Partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  Asset management fees of $2,922, $8,748 and $34,512 were incurred for 2007, 2006 and 2005, respectively.  During 2007 and 2006, the general partners waived $32,042 and $26,208 of asset management fees, respectively.

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners or affiliates.

Operating expenses

The Partnership receives certain operating and administrative services from Redwood Mortgage Corp.  Redwood Mortgage Corp may be reimbursed by the Partnership for operating expenses incurred on behalf of the Partnership, including without limitation, out-of-pocket general and administration expenses of the Partnership, accounting and audit fees, legal fees and expenses, and postage and preparation of reports to limited partners.  During 2007, 2006 and 2005, operating expenses totaling $10,754, $12,299 and $13,663, respectively, were reimbursed to Redwood Mortgage Corp.  To the extent some operating and administrative services were not reimbursed, the financial position and results of Partnership operation may be different.

5.	Real Estate Held

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure.  At that date, the Partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One parcel was sold during 2006 for $336,652.  The partnership incurred a loss on this sale of $28,336, which was fully reserved.  At December 31, 2007, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

During 1993, the Partnership acquired land through foreclosure.  Management believes the full amount of the Partnership’s investment, $62,720 at December 31, 2007, will be recovered based on its current estimate of the property’s fair value.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

5.	Real Estate Held (continued)

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2007 and 2006:

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

Larkin was created during 2005.  It is owned 8% by the Partnership and 92% by affiliates.  The property is under development and development costs were capitalized.  No income or expense was recognized by Larkin during 2007 and 2006.

7.	Bank Line of Credit

The Partnership had a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  This credit facility was terminated in 2007.

8.	Income Taxes

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of the Partnership capital:

	2007	2006
Partners’ capital per financial statements	$9,266,896	$9,325,994
Allowance for loan losses	386,658	454,417
Allowance for real estate losses	161,974	161,974
Partners’ capital tax basis	$9,815,528	$9,942,385

In 2007 and 2006, approximately 71% and 67%, respectively, of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

9.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents - The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans had a carrying value of $6,202,522 and $6,218,439 at December 31, 2007 and 2006, respectively.  The fair value of these loans of $6,206,237 and $6,203,160, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans carrying value was $772,031 and $714,659 at December 31, 2007 and 2006, respectively.  The fair value of these loans approximates their carrying value after consideration of the allowance for loan losses established by the general partners on these loans.

10.	Non-cash Transactions

In 2007 a loan was settled from the sale of the secured property.  The sales proceeds were insufficient to satisfy the total loan principal balance advances, accrued interest and late charges.  The total shortfall of $46,637 was charged against the allowance for loan losses.

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
December 31, 2007, 2006 and 2005

11.	Loan Concentrations and Characteristics

Most loans are secured by recorded deeds of trust. At December 31, 2007 and 2006, there were 25 and 22 secured loans outstanding, respectively, with the following characteristics:

	2007	2006
Number of secured loans outstanding	25	22
Total secured loans outstanding	$6,202,522	$6,218,439

Average secured loan outstanding	$248,101	$282,656
Average secured loan as percent of total secured loans	4.00%	4.55%
Average secured loan as percent of partners’ capital	2.68%	3.03%

Largest secured loan outstanding	$500,000	$550,000
Largest secured loan as percent of total secured loans	8.06%	8.84%
Largest secured loan as percent of partners’ capital	5.40%	5.90%
Largest secured loan as percent of total assets	5.35%	5.85%

Number of counties where security is located (all California)	15	14
Largest percentage of loans in one county	31.37%	25.53%
Average secured loan to appraised value of security based on
appraised values and prior liens at time loan was consummated	59.69%	61.62%
Number of secured loans in foreclosure	—	—
Amount of secured loans in foreclosure	—	—

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

11.	Loan Concentrations and Characteristics (continued)

The following categories of secured loans were held at December 31, 2007 and 2006:

	2007	2006
First trust deeds	$5,046,885	$5,011,682
Second trust deeds	1,065,972	1,206,757
Third trust deeds	89,665	—
Total loans	6,202,522	6,218,439
Prior liens due other lenders at time of loan	2,308,163	2,560,514
Total debt	$8,510,685	$8,778,953

Appraised property value at time of loan	$14,257,967	$14,247,048
Total debt as percent of appraisals	59.69%	61.62%

Loans by type of property
Single family (1-4 units)	$2,613,022	$2,850,592
Apartments	695,625	687,500
Commercial	2,475,890	1,774,528
Land	417,985	905,819
	$6,202,522	$6,218,439

The interest rates on these loans ranged from 7.00% to 11.00% at December 31, 2007 and 2006.

Scheduled maturity dates of secured loans as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$1,786,947
2009	1,118,665
2010	1,205,775
2011	600,348
2012	1,401,121
thereafter	89,666
Total	$6,202,522

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

11.          Loan Concentrations and Characteristics (continued)

The scheduled maturities for 2008 above include no loans 90 days past maturity at December 31, 2007.  Occasionally, the Partnership allows borrowers to continue to make the payments on loans past maturity for periods of time.  It is the Partnership’s experience that loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

12.          Commitments and Contingencies

Workout agreements

The Partnership periodically negotiates various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The Partnership is not obligated to fund additional money as of December 31, 2007.  As of December 31, 2007, there are no loans under workout agreement.

Construction / rehabilitation loans

The Partnership makes construction and rehabilitation loans, which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2007, there were no undisbursed loan funds.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2007, 2006 and 2005

13. Selected Financial Information (Unaudited)

Calendar Quarter

	First	Second	Third	Fourth	Annual
Revenues
2007	$149,715	$137,484	$157,471	$155,403	$600,073
2006	$137,842	$149,504	$151,278	$142,660	$581,284
Expenses
2007	$23,003	$11,100	$31,188	$29,345	$94,636
2006	$11,716	$23,377	$24,814	$15,993	$75,900
Net income allocated
to general partners
2007	$1,267	$1,264	$1,263	$1,256	$5,050
2006	$1,261	$1,261	$1,264	$1,268	$5,054
Net income allocated
to limited partners
2007	$125,445	$125,120	$125,020	$124,802	$500,387
2006	$124,865	$124,865	$125,200	$125,400	$500,330
Net income per $1,000
invested where income is
Reinvested
2007	$13	$14	$14	$14	$55
2006	$13	$13	$13	$16	$55

Withdrawn
2007	$13	$13	$14	$14	$54
2006	$13	$13	$13	$15	$54

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts for the years ended
December 31, 2007, 2006 and 2005

	Col B	Col. C - Additions				Col E
	Balance at	Charged to	Charged			Balance
Col A	Beginning	Costs and	to Other	Col. D		at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2005
Deducted from asset accounts
Allowance for loan losses	$745,476	$(16,372)	$—	$(28,568)	(a)	$700,536
Cumulative write-down of
real estate held (REO)	33,373	(33,373)	—	—		—
	$778,849	$(49,745)	$—	$(28,568)		$700,536

Year Ended December 31, 2006
Deducted from asset accounts
Allowance for loan losses	$700,536	$(49,102)	$—	$(197,017)	(b)	$454,417
Cumulative write-down of
real estate held (REO)	—	—	—	161,974	(b)	161,974
	$700,536	$(49,102)	$—	$(35,043)		$616,391

Year Ended December 31, 2007
Deducted from asset accounts
Allowance for loan losses	$454,417	$(21,122)	$—	$(46,637)	(b)	$386,658
Cumulative write-down of
real estate held (REO)	161,974	—	—	—		161,974
	$616,391	$(21,122)	$—	$(46,637)		$548,632

(a) - Represents write-offs on loans
(b) - Represents sales of REO

 REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2007

						Col. H
						Principal
					Col. F	Amount
					Face	Col. G	of Loans
	Col. C		Col. D		Amount of	Carrying	Subject to	Col. I	Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Type	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location

Res.	9.00%	04/01/09	$ 1,139	$ —	$ 141,500	$ 134,885	$ —	1st	San Joaquin
Comm.	9.00%	08/01/09	3,000	—	400,000	400,000	—	1st	San Francisco
Res.	8.50%	09/01/06	1,771	—	200,000	250,000	—	1st	Monterey
Comm.	9.50%	03/01/10	3,279	—	390,000	382,798	—	1st	San Mateo
Res.	9.00%	03/01/10	1,046	—	130,000	127,352	—	1st	Santa Cruz
Res.	8.50%	01/01/08	1,523	200,398	215,000	214,999	—	2nd	Solano
Land	11.00%	02/01/08	1,742	—	190,000	189,448	189,448	1st	Calaveras
Res.	8.88%	07/01/11	3,698	1,083,333	500,000	500,000	—	2nd	San Francisco
Apts.	9.25%	12/01/07	1,932	424,605	242,500	250,625	—	2nd	San Francisco
Comm.	10.00%	07/01/08	1,563	—	187,500	187,500	—	1st	Alameda
Comm.	10.25%	09/01/07	2,563	—	300,000	300,000	—	1st	Santa Clara
Land	7.00%	10/01/09	1,333	—	228,536	228,536	—	1st	Stanislaus
Comm.	10.25%	04/01/11	940	500,000	101,500	100,348	—	2nd	Contra Costa
Res.	9.25%	11/01/08	1,041	—	135,000	135,000	—	1st	Riverside
Res.	10.00%	01/01/12	1,275	—	153,000	153,000	153,000	1st	Contra Costa
Res.	9.25%	1/1/12	1,111	—	135,000	134,422	134,422	1st	San Bernardino
Apts.	9.25%	12/1/07	3,430	—	445,000	445,000	—	1st	San Francisco
Res.	9.25%	05/01/17	740	99,827	90,000	89,666	—	3rd	Alameda
Res.	9.75%	06/01/12	2,449	—	285,000	284,186	—	1st	San Joaquin
Comm.	10.50%	07/01/09	3,212	—	450,000	355,244	—	1st	Solano
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Res.	9.50%	08/01/08	871	—	110,000	110,000	—	1st	Los Angeles
Res.	10.00%	10/01/12	1,185	—	135,000	134,819	—	1st	Alameda
Res.	10.00%	10/01/12	3,028	—	345,000	344,693	—	1st	Sonoma

Total			$ 49,785	$2,308,163	$ 6,259,536	$ 6,202,522	$ 476,870

Note:  Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV (continued)
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate, continued

Reconciliation of carrying amount (cost) of loans at close of periods

Year ended December 31,

	2007	2006	2005

Balance at beginning of year	$6,218,439	$5,448,401	$7,388,478
Additions during period
New loans	1,761,446	4,459,946	3,859,637
Other	—	228,536	—
Total additions	1,761,446	4,688,482	3,859,637

Deductions during period
Collections of principal	1,764,863	3,380,178	5,023,486
Foreclosures	—	—	776,228
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	12,500	538,266	—
Total deductions	1,777,363	3,918,444	5,799,714

Balance at close of year	$6,202,522	$6,218,439	$5,448,401

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Partnership’s independent registered public accounting firm during the years ended December 31, 2007 and 2006.

Item 9a – Controls and Procedures

The Partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded the Partnership’s disclosure controls and procedures were effective in timely alerting the general partners to material information related to the Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b – Other Information

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 51, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

The following compensation has been paid to the general partners and affiliates for services rendered during the year ended December 31, 2007.  All such compensation is in compliance with the guidelines and limitations set forth in the partnership agreement.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
I. Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$0

General Partners &/or Affiliates	Asset Management Fee for managing assets	$2,922

General Partners	1% interest in profits	$5,050

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP) DURING THE YEAR ENDED DECEMBER 31, 2007

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the Partnership	$52,150

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with fees
	notary, document preparation, credit investigation, and escrow
	payable by the borrowers and not by the Partnership	$3,357

Gymno Corporation	Reconveyance Fee	$74

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2007 . . . . . . . $10,754

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the Partnership by the principal accountant for 2007 and 2006 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2007 and 2006 for professional services rendered for the audit of the Partnership’s annual financial statements included in the Partnership’s Annual Report on Form 10-K and review of financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $54,414 and $55,635, respectively.

Audit Related Fees  There were no fees billed during the years ended December 31, 2007 and 2006 for audit-related services.

Tax fees  The aggregate fees billed for tax services for the years ended December 31, 2007 and 2006, were $4,475 and $4,275, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees  There were no other fees billed during the years ended December 31, 2007 and 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March 2008.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March 2008.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2008

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 31, 2008

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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

(a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

/s/ Michael R. Burwell
____________________________
Michael R. Burwell, General Partner
March 31, 2008

Exhibit 31.2

PRESIDENT AND CHIEF FINANCIAL OFFICER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

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
__________________________
Michael R. Burwell, President and
Chief Financial Officer of Gymno
Corporation, General Partner
March 31, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

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
March 31, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
March 31, 2008