Form 10-Q
period 2008-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2008-05-15
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
MARCH 31, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$300,016	$351,129

Loans
Loans, secured by deeds of trust	6,160,911	6,202,522
Loans, unsecured, net discount of $55,521 and $57,577
for March 31, 2008 and December 31, 2007, respectively	788,707	772,031
Allowance for loan losses	(386,658)	(386,658)
Net loans	6,562,960	6,587,895

Interest and other receivables
Related party receivables	24,448	20,702
Accrued interest and late fees	79,402	73,259
Advances on loans	2,070	6,436
Total interest and other receivables	105,920	100,397

Investment in limited liability company	973,557	939,937
Real estate held, net	1,371,401	1,371,401

Total assets	$9,313,854	$9,350,759

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$11,865	$11,865
Payable to affiliate	72,660	71,998
Total liabilities	84,525	83,863

Partners’ capital
Limited partners’ capital, subject to redemption	9,217,356	9,254,923
General partners’ capital	11,973	11,973
Total partners’ capital	9,229,329	9,266,896

Total liabilities and partners’ capital	$9,313,854	$9,350,759

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)

	2008	2007
Revenues
Interest on loans	$143,770	$139,109
Interest-interest bearing accounts	1,825	8,206
Late fees	695	1,168
Other	1,482	1,232
Total revenues	147,772	149,715
Expenses
Clerical costs through Redwood Mortgage Corp.	—	2,837
Asset management fees	—	2,922
Recovery on losses on loans and real estate held	—	(12,676)
Professional services	18,464	23,129
Other	7,402	6,791
Total expenses	25,866	23,003
Net income	$121,906	$126,712

Net income: general partners (1%)	$1,229	$1,267
limited partners (99%)	120,677	125,445
	$121,906	$126,712
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$13

-where partner receives income in monthly
distributions	$13	$13

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$121,906	$126,712
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate held	—	(12,676)
Early withdrawal penalty credited to income	(1,132)	(982)
Amortization of discount on unsecured loans	(2,056)	(2,056)
Change in operating assets and liabilities
Loans, unsecured	(14,620)	(3,524)
Accrued interest and late fees	(6,143)	(13,820)
Advances on loans	4,366	—
Related party receivables	(3,746)	4,521
Payable to affiliate	662	—

Net cash provided by operating activities	99,237	98,175

Cash flows from investing activities
Principal collected on loans	190,225	699,624
Loans originated	(148,614)	—
Payments on investment in limited liability company	(36,006)	(5,449)
Proceeds from investment in limited liability company	2,386	—

Net cash provided by investing activities	7,991	694,175

Cash flows from financing activities
Partners’ withdrawals	(158,341)	(151,030)

Net (decrease)/increase in cash and cash equivalents	(51,113)	641,320)

Cash and cash equivalents - beginning of period	351,129	584,114

Cash and cash equivalents - end of period	$300,016	$1,225,434

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans, secured by deeds of trust

As of March 31, 2008 and December 31, 2007, the partnership had five and two loans, respectively, past due 90 days or more in interest payments and/or past maturity.  The outstanding principal balances of these loans at March 31, 2008 and December 31, 2007 were $792,129 and $987,500, respectively.  In addition, accrued interest, advances and late charges on these loans totaled $29,616 and $37,845 at March 31, 2008 and December 31, 2007, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of March 31, 2008 have sufficient collateral to cover the outstanding amounts due to the partnership and are still accruing interest.

Loans, unsecured, net

The partnership has held unsecured loans, net of a discount, from three borrowers totaling $788,707 and $772,031 at March 31, 2008 and December 31, 2007, respectively.  Interest is not being accrued; however one borrower is making monthly payments of principal and interest.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$59,725	44.72%	$58,262	42.13%
Apartments	10,217	11.29%	10,217	11.21%
Commercial	35,183	37.21%	41,701	39.92%
Land	29,252	6.78%	27,832	6.74%
Total real estate – mortgage	$134,377	100.00%	$138,012	100.00%

Unsecured loans	$252,281	100.00%	$248,646	100.00%
Total unsecured loans	$252,281	100.00%	$248,646	100.00%

Total allowance for loan losses	$386,658	100.00%	$386,658	100.00%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the three month period ended March 31, 2008 and the year ended December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007
Balance at beginning of period	$386,658	$454,417

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	(46,637)
	—	(46,637)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	—	(46,637)
Additions (recovery) charge to operations	—	(21,122)
Transfer to real estate held for sale reserve	—	—

Balance at end of period	$386,658	$386,658

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.75%

Investment in limited liability company

An investment in a limited liability company is accounted for using the equity method.  In February 2005, the partnership acquired an 8% interest in Larkin Property Company, LLC (see note 5).

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $14,533 in mortgage servicing fees during the first quarter of 2008.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners waived asset management fees of $2,903 during the first quarter of 2008.

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to parties related to the general partners.

Operating expenses

Redwood Mortgage Corp., an affiliate of the general partners, is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners. For the first quarter of 2008, $3,052 of costs were waived by Redwood Mortgage Corp.

NOTE 4 – REAL ESTATE HELD

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  As of March 31, 2008, the Partnership’s investment in this property was $62,720.  The property is currently listed for sale.

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One of the parcels comprising the property was sold during 2006 for $336,652.  The partnership incurred a loss of $28,336 on this sale, which was fully reserved.  At March 31, 2008, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Costs of properties	$1,533,375	$1,533,375
Reduction in value	(161,974)	(161,974)

Real estate held, net	$1,371,401	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances. This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which 8% is owned by the partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes that the fair value of the property exceeds the combined partnerships’ investment in the property.  The partnership intends to undertake additional improvements to the property.  As of March 31, 2008, the partnership has capitalized approximately $136,855 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At March 31, 2008, the partnership’s investment in Larkin totaled $973,557.

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
(b)
Secured loans had a carrying value of $6,160,911 and $6,202,522 at March 31, 2008 and December 31, 2007, respectively.  The fair value of these loans of $6,169,605 and $6,206,237, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

(c)
Unsecured loans had a carrying value of $788,707 and $772,031 at March 31, 2008 and December 31, 2007, respectively.  The fair value of these loans approximates their carrying value after consideration of the loan losses established by the general partners on these loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At March 31, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics:

	March 31,	December 31,
	2008	2007
Number of secured loans outstanding	25	25
Total secured loans outstanding	$6,160,911	$6,202,522

Average secured loan outstanding	$246,436	$248,101
Average secured loan as percent of total secured loans	4.00%	4.00%
Average secured loan as percent of partners’ capital	2.67%	2.68%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	8.12%	8.06%
Largest secured loan as percent of partners’ capital	5.42%	5.40%
Largest secured loan as percent of total assets	5.37%	5.35%

Number of counties where security is located (all California)	15	15

Largest percentage of loans in one county	31.58%	31.37%

Number of secured loans in foreclosure status	1	None
Amount of secured loans in foreclosure status	$134,422	None

At times, loans may exceed 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

First trust deeds	$5,005,505	$5,046,885
Second trust deeds	1,065,889	1,065,972
Third trust deeds	89,517	89,665
Total loans	6,160,911	6,202,522
Prior liens due other lenders at time of loan	2,308,163	2,308,163

Total debt	$8,469,074	$8,510,685

Appraised property value at time of loan	$14,225,467	$14,257,967

Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	59.53%	59.69%

Secured loans by type of property
Single family homes (1-4 Units)	$2,754,639	$2,613,022
Apartments	695,625	695,625
Commercial	2,292,668	2,475,890
Land	417,979	417,985

	$6,160,911	$6,202,522

Scheduled maturity dates of secured loans as of March 31, 2008 are as follows:

Prior to December 31, 2008	$1,349,442
Between January 1, 2009 and December 31, 2009	1,373,395
Between January 1, 2010 and December 31, 2010	1,204,748
Between January 1, 2011 and December 31, 2011	600,265
Between January 1, 2012 and December 31, 2012	1,400,044
Thereafter	233,017

Total	$6,160,911

The scheduled maturities for 2008 above had two loans past maturity at March 31, 2008 in the amount of $404,442.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or whose loans are past maturity.  Under the terms of the workout agreement the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of March 31, 2008, the partnership had no loans under a workout agreement.

Construction loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At March 31, 2008, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At March 31, 2008, the partnership owned four real estate properties.

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

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2008 annualized yield estimates, beliefs relating to the partnership’s compliance with its loan covenants, beliefs relating to the effects of various legal actions arising in the normal course of business, the partnership’s intention not to sell its loan portfolio, and management’s beliefs relating to the sufficiency of collateral  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected material adverse changes in economic conditions and interest rates, including such conditions in California, a material adverse decline in the market for real estate in California, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $6,805 and $0 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Redwood Mortgage Corp. waived the entire fee totaling $14,533 and $15,086 during the three month period ended March 31, 2008 and 2007, respectively.

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  Management fees to the general partners of $0 and $2,922 were incurred for the three month periods ended March 31, 2008 and 2007, respectively.  The general partners waived $2,903 during the quarter ended March 31, 2008.

•
Other Fees   The Partnership Agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $480 and $51 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,229 and $1,267 for the three month periods ended March 31, 2008 and 2007, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp., is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $0 and $2,837 for the three month periods ended March 31, 2008 and 2007, respectively.  For 2008, Redwood Mortgage Corp. has waived $3,052 of costs.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of March 31, 2008 and 2007, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the partnership agreement.

Results of Operations

Changes in the Partnership’s operating results for the three month period ended March 31, 2008 as compared to 2007 are discussed below:

	Changes during the three months ended March 31, 2008 versus 2007
	Dollars	Percent
Revenue
Interest on loans	$4,661	3.35%
Interest-bearing accounts	(6,381)	(77.76)
Late fees	(473)	(40.50)
Other	250	20.29
Total revenue	(1,943)	(1.30)

Expenses
Mortgage servicing fees	—	—
Clerical costs through Redwood Mortgage Corp.	(2,837)	(100.00)
Asset management fees	(2,922)	(100.00)
Provision for losses on loans and real estate	12,676	(100.00)
Professional services	(4,665)	(20.17)
Other	611	9.00
Total expenses	2,863	12.45

Net income	$(4,806)	(3.79)%

The increase in interest on loans for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to an increase in the average loan portfolio outstanding to $6,099,002 as of March 31, 2008 from an average balance of $5,905,492 as of March 31, 2007.

The decrease in interest from interest-bearing accounts for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to decreases in both the average account balance and the average interest rate earned.  For 2008, the average balance was $314,217 and the average rate was 2.32%.  For 2007, the corresponding numbers were $811,344 and 4.05%.

The decrease in clerical costs from Redwood Mortgage Corp. (RMC) was due to the waiver by RMC of its entire charge of $3,052 for the first quarter of 2008.

The decrease in asset management fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to a complete waiver of $2,903 in management fees by the general partners during the quarter ended March 31, 2008.

The increase in provision for losses on loans and real estate for the three month period ended March 31, 2008 as compared to the same period in 2007 is due to management’s determination the allowance for losses on loans and real estate held of $548,632 as of March 31, 2008 was adequate.

The decrease in professional fees for the three month period ended March 31, 2008 as compared to the same period in 2007 was due to general professional cost decreases in 2008 for legal services, audits, tax return processing and the timing of billing.

At March 31, 2008, there was one outstanding loan with a balance of $134,422 with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $6,805 and $0 for the three month periods ended March 31, 2008 and 2007, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At March 31, 2008, the partnership had four secured loans totaling $577,130, which were past due 90 days or more in interest payments.  Additionally, one secured loan totaling $214,999 was past maturity as of March 31, 2008 and there are four unsecured loans totaling $788,707, net of a discount of $55,521

Periodically, the partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had no loans in workout agreements with borrowers as of March 31, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments  or allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. During the remainder of 2008, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held of $548,632 at March 31, 2008.  These provisions for losses were made to guard against collection losses and are considered by the general partners to be adequate. Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of March 31, 2008, the partnership had an average loan to value ratio of 59.53% computed based on appraised values and prior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio should assist the partnership in weathering loan delinquencies and foreclosures should they occur.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of March 31, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $4,568,167 (74.15%) and $4,316,518 (78.21%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other Northern California counties.

As of March 31, 2008 and 2007, the partnership held 25 and 20 loans, respectively, in the following categories:

	March 31,
	2008		2007
Single-family (1-4 units)	$2,754,639	44.72%	$2,151,984	38.99%
Apartments (5+ units)	695,625	11.29%	687,500	12.46%
Commercial	2,292,668	37.21%	1,773,518	32.14%
Land	417,979	6.78%	905,813	16.41%

Total	$6,160,911	100.00%	$5,518,815	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership.

PRIORITIES, ASSET CONCENTRATIONS AND MATURITIES OF LOANS
As of March 31, 2008

	# of Loans	Amount	Percent

1st Mortgages	20	$5,005,505	81.25%
2nd Mortgages	4	1,065,889	17.30%
3rd Mortgages	1	89,517	1.45%
Total	25	$6,160,911	100.00%

Maturing prior to 12/31/08	6	$1,349,442	21.91%
Maturing between 01/01/09 and 12/31/09	5	1,373,395	22.29%
Maturing between 01/01/10 and 12/31/10	4	1,204,748	19.55%
Maturing after 12/31/10	10	2,233,326	36.25%
Total	25	$6,160,911	100.00%

Average Secured Loan		$246,436	4.00%
Largest Secured Loan		500,000	8.12%
Smallest Secured Loan		89,517	1.45%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			59.53%

The partnership’s largest loan in the principal amount of $500,000 represents 8.12% of outstanding secured loans and 5.37% of partnership assets.  Over time, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the partnership, limited partners made an irrevocable decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  For the three month periods ended March 31, 2008 and 2007, the partnership made the following allocations of earnings both to the limited partners who elected to compound their earnings, and those that chose to distribute:

	Three months ended March 31,
	2008	2007

Compounding	$74,598	$77,496
Distributing	$47,072	$47,949

As of March 31, 2008 and 2007, limited partners electing to withdraw earnings represented 39% and 38% of the limited partners’ capital.

The partnership agreement also allows the limited partners to withdraw their capital account subject to certain limitations.  For the three month periods ended March 31, 2008 and 2007, $14,150 and $11,085, respectively, were liquidated subject to the 10% penalty for early withdrawal.  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.

Additionally, for the three month periods ended March 31, 2008 and 2007, $97,362 and $91,710, respectively, were liquidated by limited partners who have elected a liquidation program over a period of five years or longer.

Earnings and capital liquidations, including early withdrawals, during the three months ended March 31, 2008 and 2007 were:

	Three months ended March 31,
	2008	2007
Earnings liquidation	$46,732	$47,949
Capital liquidation*	$110,380	$102,795

Total	$157,112	$150,744

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

Current Economic Conditions.

The partnership primarily makes secured mortgage loans in California with the bulk of its lending concentrated in the San Francisco Bay Area and its outlying communities.  The economic health of California and, in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries including tourism, finance, entertainment, shipping, technology, agriculture and government.

Over the last several years, the United States economy and California’s economy have been slowing.  Many have expressed fears of a recession.  Although decelerating over the last four years, United States Gross Domestic Product (GDP) continued to remain positive with annual growth rates of 3.6%, 3.1%, 2.9% and 2.2% for the years 2004 through 2007.  GDP has continued to increase with a 0.6% gain in the first quarter of 2008.  The University of California at Los Angeles, Anderson Forecast predicts “real estate weakness will remain a significant drag on the economy, leaving us treading water—but not slipping under the waves into recession.”

The United States unemployment rate, another factor in borrowers’ ability to service their indebtedness, reached a low of 4.4% in December 2006 and has gradually risen to 5.0% in December 2007.  As of March 2008, the United States unemployment rate was 5.1%.  The upward unemployment trend turned around in April 2008 when the unemployment rate declined to 5.0%.  California’s unemployment pattern has in many ways mimicked the national unemployment rate.  California’s unemployment rate reached its most recent low of 4.8% in November 2006 and has steadily climbed to a preliminary estimate of 6.2% as of March 2008.

Inflation, as measured by the Consumer Price Index (CPI), was 3.1% estimated at a compounded annual rate for the first three months of 2008.  This compares favorably to the 2007 CPI increase of 4.1%.  Oil prices, however, have recently reached a new all-time high exceeding $120 per barrel in May 2008.  This will place added upward pressure on the CPI.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25% for more than two years, began to react to the slowing economy, rising unemployment and the turmoil created by a credit crisis stemming from the sub prime mortgage loan market write downs.  The Federal Reserves’ initial goals were aimed at stimulating the economy, while keeping inflation in check and creating jobs.  Later its efforts expanded to increase liquidity in the financial system.  Since the initial Federal Funds Rate reduction of 0.5% in September 2007, the Federal Reserve has further reduced this rate by 0.25% in October 2007, 0.25% in December 2007, 1.25% in January 2008, 0.75% in March 2008 and 0.25% in April 2008.  The Federal Funds Rate now stands at 2.00% as of May 12, 2008.  The prime rate offered by banks for borrowing has followed in lock step with the reductions in the Federal Funds Rate and is currently at 5.0%.  Like the Federal Funds Rate, the Prime Rate has been reduced by 3.25% since September 2007, a period of just seven months.  Short term treasury yields have also fallen, but the longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of May 1, 2008, the 10 year treasury yield was 3.78% compared to 4.04% at December 31, 2007 and 4.61% at September 30, 2007, shortly after the Federal Reserve began efforts to lower interest rates.

Mortgage rates have responded slowly to the Federal Reserve’s actions.  Freddie Mac reports average interest rates for 30 year fixed rate conforming loans were 6.66% for June 2007, 6.38% for September 2007, 6.10% for December 2007, 5.97% for March 2008 and most recently 5.92% for April 2008.  These declining mortgage rates have not had an appreciable effect on stimulating activity in the residential real estate market.

Loan delinquencies and foreclosures on residential real estate have been rising.  During the first quarter of 2008, the number of California homes in foreclosure increased to the highest level in more than 15 years.  Throughout California, lending institutions sent homeowners 113,676 default notices during the first quarter of 2008, an increase of 39.4% from the first quarter of 2007. (Dataquick)  On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported sales of new and resale houses and condominiums in California were up 19.8% from February 2008 but down 38.3% from March 2007.  The median price for a California single-family detached home was $413,980 in March 2008 compared to $582,930 in March 2007.  The San Francisco Bay Area median single-family detached home sales price was $704,580 in March 2008, down 10.2% from $784,730 in March 2007 (California Association of Realtors (CAR)).  CAR also reported their unsold inventory index, which indicates the number of months needed to deplete the market supply of homes at the current sales rate, was 11.6 months in March 2008 compared to 7.6 months in March 2007.

In this environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tougher underwriting standards, have forced many borrowers and lenders to make difficult choices.  The partnership’s low average loan to value ratio of 59.53% may help provide equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents remain stable or escalating.  Colliers International reported Class A office rents in San Francisco averaged $50.92 per square foot, a rise of 1% the first quarter of 2008.  Apartment rents the first quarter of 2008 were growing at a rate of 0.4% per quarter.  Since March 2007, rents have increased about 3.0% (RealFacts).  A stable commercial and apartment rental market helps keep values stable.  Stable rents and stable property values provide comfort that loans secured by these properties will perform well.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts and loans held in the partnership’s portfolio as of March 31, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of March 31, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$272,568						$272,568
Average interest rate	1.99%						1.99%
Unsecured loans				$788,707			$788,707
Average interest rate				0%			0%
Loans secured by deeds
of trust	$1,349,442	1,373,395	1,204,748	600,265	1,400,044	233,017	$6,160,911
Average interest rate	9.80%	8.97%	9.30%	9.10%	9.63%	9.40%	9.40%

Market Risk.

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates at which the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated as the partnership does not intend to sell its loan portfolio, rather such loans are expected to be held until they are paid off. If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of March 31, 2008, five loans were either past due 90 days or more in interest payments or mature, totaling $792,129.  One of these loans was also in foreclosure status.  One of the mature loans totaling $214,999 was current on interest payments.  Management believes there is sufficient collateral to cover the amount outstanding to the partnership on these loans.  As of March 31, 2008, the general partners have determined the allowance for loan and real estate losses of $548,632 (5.94% of net assets) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of March 31, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded that the partnership’s disclosure controls and procedures are effective in timely alerting the general partners to material information relating to the partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no significant changes in the partnership’s internal control over financial reporting during the partnership’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 15th day of May, 2008.

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
May 15, 2008

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
May 15, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

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
____________________________
Michael R. Burwell, General Partner
May 15, 2008

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
May 15, 2008