Form 10-Q
period 2008-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2008-08-14
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	XX

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
JUNE 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$140,559	$351,129

Loans
Loans, secured by deeds of trust	6,360,597	6,202,522
Loans, unsecured, net discount of $53,464 and $57,577
for June 30, 2008 and December 31, 2007, respectively	794,244	772,031
Allowance for loan losses	(384,296)	(386,658)
Net loans	6,770,545	6,587,895

Interest and other receivables
Receivable from affiliate	21,074	20,702
Accrued interest and late fees	79,610	73,259
Advances on loans	7,939	6,436
Total interest and other receivables	108,623	100,397

Investment in limited liability company	1,004,983	939,937
Real estate held, net	1,371,401	1,371,401

Total assets	$9,396,111	$9,350,759

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$11,865	$11,865
Payable to affiliate	172,660	71,998
Total liabilities	184,525	83,863

Partners’ capital
Limited partners’ capital, subject to redemption	9,199,613	9,254,923
General partners’ capital	11,973	11,973
Total partners’ capital	9,211,586	9,266,896

Total liabilities and partners’ capital	$9,396,111	$9,350,759

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$148,171	$123,163	$291,941	$262,272
Interest-interest bearing accounts	643	12,746	2,468	20,952
Late fees, prepayment penalties and fees	193	545	888	1,713
Other	980	1,030	2,462	2,262
Total revenues	149,987	137,484	297,759	287,199
Expenses
Mortgage servicing fees	—	—	—	—
Clerical costs through Redwood Mortgage Corp.	2,402	2,732	2,402	5,569
Asset management fees	—	—	—	2,922
Recovery of losses on loans and real estate	(2,174)	(18,701)	(2,174)	(31,377)
Professional services	21,133	15,235	39,597	38,364
Other	11,424	11,834	18,826	18,625
Total expenses	32,785	11,100	58,651	34,103
Net income	$117,202	$126,384	$239,108	$253,096

Net income: general partners (1%)	$1,172	$1,264	$2,401	$2,531
limited partners (99%)	116,030	125,120	236,707	250,565
	$117,202	$126,384	$239,108	$253,096
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$13	$13	$26	$27

-where partner receives income in monthly
distributions	$13	$13	$26	$27

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$239,108	$253,096
Adjustments to reconcile net income to net cash provided
by operating activities
Recovery of losses on loans and real estate held	(2,174)	(31,377)
Early withdrawal penalty credited to income	(1,862)	(1,891)
Amortization of discount on unsecured loans	(4,113)	(4,113)
Change in operating assets and liabilities
Loans, unsecured	(18,100)	(25,552)
Accrued interest and late fees	(6,539)	(15,698)
Advances on loans	(1,503)	(4,926)
Receivable from affiliate	(372)	1,859
Payable to affiliate	100,662	—

Net cash provided by operating activities	305,107	171,398

Cash flows from investing activities
Principal collected on loans	193,541	1,201,778
Loans originated	(351,616)	(1,157,955)
Payments on investment in limited liability company	(67,432)	(15,191)
Proceeds from investment in limited liability company	2,386	—

Net cash provided by, (used in) investing activities	(223,121)	28,632

Cash flows from financing activities
Partners’ withdrawals	(292,556)	(280,550)

Net (decrease)/increase in cash and cash equivalents	(210,570)	(80,520)

Cash and cash equivalents - beginning of period	351,129	584,114

Cash and cash equivalents - end of period	$140,559	$503,594

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans, secured by deeds of trust

As of June 30, 2008 and December 31, 2007, the partnership had three loans past due 90 days or more in interest payments and/or past maturity.  The outstanding principal balances of these loans at June 30, 2008 and December 31, 2007 were $538,864 and $476,870, respectively.  In addition, accrued interest, advances and late charges on these loans totaled $17,583 and $17,788 at June 30, 2008 and December 31, 2007, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of June 30, 2008 have sufficient collateral to cover the outstanding amounts due to the partnership and are still accruing interest.  At June 30, 2008 and December 31, 2007, as presented in Note 8, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 59.32% and 59.69%, respectively.

Loans, unsecured, net

The partnership had unsecured loans, net of a discount, from three borrowers totaling $794,244 and $772,031 at June 30, 2008 and December 31, 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however one borrower is making monthly payments of principal and interest.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period
Applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$58,386	44.85%	$58,262	42.13%
Apartments	13,966	18.80%	10,217	11.21%
Commercial	31,938	29.78%	41,701	39.92%
Land	29,252	6.57%	27,832	6.74%
Total real estate – mortgage	$133,542	100.00%	$138,012	100.00%

Total unsecured loans	$250,754	100.00%	$248,646	100.00%

Total allowance for loan losses	$384,296	100.00%	$386,658	100.00%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six month period ended June 30, 2008 and the year ended December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007
Balance at beginning of period	$386,658	$454,417

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	(188)	—
Land	—	(46,637)
	(188)	(46,637)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
Net charge-offs	(188)	(46,637)
Additions (recovery) charge to operations	(2,174)	(21,122)
Transfer to real estate held for sale reserve	—	—

Balance at end of period	$384,296	$386,658

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.75%

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. waived $46,148 in mortgage servicing fees during the first half of 2008.

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners waived asset management fees of $17,381 during the first half of 2008.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Other fees

The partnership agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to parties related to the general partners.

Clerical costs through Redwood Mortgage Corp.

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

NOTE 4 – REAL ESTATE HELD

In 1993 the Partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  As of June 30, 2008, the Partnership’s investment in this property was $62,720.  The property is currently listed for sale.

In December 2004, the Partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One of the parcels comprising the property was sold during 2006 for $336,652.  The partnership incurred a loss of $28,336 on this sale, which was fully reserved.  At June 30, 2008, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Costs of properties	$1,533,375	$1,533,375
Reduction in value	(161,974)	(161,974)

Real estate held, net	$1,371,401	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances.  This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which 8% is owned by the partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes the fair value of the property exceeds the combined partnerships’ investment in the property.  The partnership intends to undertake additional improvements to the property.  As of June 30, 2008, the partnership has capitalized $168,281 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At June 30, 2008, the partnership’s investment in Larkin totaled $1,004,983.

NOTE 6 – BANK LINE OF CREDIT

The partnership previously had a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  This credit facility was terminated in 2007.

NOTE 7 – FAIR VALUE

On January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its financial assets and financial liabilities based on the fair value hierarchy established in SFAS 157. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 7 – FAIR VALUE (continued)

The partnership does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these loans of $6,375,243 and $6,206,237, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value off the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At June 30, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics:

	June 30,	December 31,
	2008	2007
Number of secured loans outstanding	27	25
Total secured loans outstanding	$6,360,597	$6,202,522

Average secured loan outstanding	$235,578	$248,101
Average secured loan as percent of total secured loans	3.70%	4.00%
Average secured loan as percent of partners’ capital	2.56%	2.68%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	7.86%	8.06%
Largest secured loan as percent of partners’ capital	5.43%	5.40%
Largest secured loan as percent of total assets	5.32%	5.35%

Number of counties where security is located (all California)	16	15

Largest percentage of loans in one county	30.59%	31.37%

Number of secured loans in foreclosure status	2	None
Amount of secured loans in foreclosure status	$234,202	None

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

First trust deeds	$5,205,828	$5,046,885
Second trust deeds	1,065,404	1,065,972
Third trust deeds	89,365	89,665
Total loans	6,360,597	6,202,522
Prior liens due other lenders at time of loan	2,308,163	2,308,163

Total debt	$8,668,760	$8,510,685

Appraised property value at time of loan	$14,613,634	$14,257,967

Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	59.32%	59.69%

Secured loans by type of property
Single family homes (1-4 Units)	$2,852,703	$2,613,022
Apartments	1,195,500	695,625
Commercial	1,894,415	2,475,890
Land	417,979	417,985

	$6,360,597	$6,202,522

Scheduled maturity dates of secured loans as of June 30, 2008 are as follows:

Year ending December 31, 2008	$949,442
2009	1,376,005
2010	1,603,697
2011	699,655
2012	1,399,004
Thereafter	332,794

Total	$6,360,597

The scheduled maturities for 2008 above had two loans past maturity at June 30, 2008 in the amount of $404,442.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or whose loans are past maturity.  Under the terms of the workout agreement the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of June 30, 2008, the partnership had two loans under a workout agreement.

Construction loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At June 30, 2008, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At June 30, 2008, the partnership owned four real estate properties.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $11,500 and $34,350 for the three month periods and $18,305 and $34,350 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the results for the three and six month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Maximum chargeable	$23,354	$20,024	$46,148	$42,653
Waived	(23,354)	(20,024)	(46,148)	(42,653)
Net charged	$—	$—	$—	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the results for the three and six month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Maximum chargeable	$8,673	$8,741	$17,381	$17,506
Waived	(8,673)	(8,741)	(17,381)	(14,584)
Net charged	$—	$—	$—	$2,922

•
Other Fees   The Partnership Agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $692 and $1,941 for the three month periods and $1,172 and $1,992 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,172 and $1,264 for the three month periods and $2,401 and $2,531 for the six month periods, all ended June 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   An affiliate of the partnership, Redwood Mortgage Corp., is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $2,402 and $2,732 for the three month periods and $2,402 and $5,569 for the six month periods, all ended June 30, 2008 and 2007, respectively.  For 2008, Redwood Mortgage Corp. has waived $3,052 of costs.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of June 30, 2008 and 2007, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the partnership agreement.

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below:

Changes during the three months ended June 30, 2008 versus 2007			Changes during the six months ended June 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$25,008	20.30%	$29,669	11.31%
Interest-interest bearing accounts	(12,103)	(94.96)	(18,484)	(88.22)
Late fees, prepayment penalties and fees	(352)	(64.59)	(825)	(48.16)
Other	(50)	(4.85)	200	8.84
Total revenues	12,503	9.09	10,560	3.68

Expenses
Mortgage servicing fees	—	—	—	—
Clerical costs through Redwood Mortgage Corp.	(330)	(12.08)	(3,167)	(56.87)
Asset management fees	—	—	(2,922)	(100.00)
Provision for losses on loans and real estate	16,527	(88.37)	29,203	(93.07)
Professional services	5,898	38.71	1,233	3.21
Other	(410)	(3.46)	201	1.08
Total expenses	21,685	195.36	24,548	71.98

Net income	$(9,182)	(7.27)%	(13,988)	(5.53)%

The increases in interest on loans for the three month and six month periods ended June 30, 2008 as compared to the same periods in 2007 were due to increases in the average loan portfolio balance and the effective weighted average interest rate.  For the three month period of 2008, these numbers were $6,261,059 and 9.47% compared to $5,339,751 and 9.23% for 2007.  For the six month period of 2008, these numbers were $6,182,762 and 9.44% compared to $5,687,068 and 9.22% for 2007.  Each three month period includes $2,056 in income gained through amortization of discount on unsecured notes and the six month periods include $4,113 of discount earned.  After adjusting for the discount, the effective weighted average interest rates for the three month periods were 9.33% for 2008 and 9.07% for 2007, and for the six month periods the adjusted interest rates were 9.31% for 2008 and 9.08% for 2007.

The decrease in interest from interest-bearing accounts for the three month period ended June 30, 2008 as compared to the same period in 2007 was due to decreases in both the average account balance and the average interest rate earned.  For 2008, the average balance was $195,448 and the average rate was 1.32%.  For 2007, the corresponding numbers were $1,157,526 and 4.40%.  The decrease for the six month period is due to the same reasons.  The average account balance declined from $1,059,198 in 2007 to $301,214 in 2008 and the average interest rate earned declined to 1.64% in 2008, from 3.96% in 2007.

The decrease in clerical costs from Redwood Mortgage Corp. (RMC) for the six month period ended June 30, 2008 as compared to the same period in 2007 was due to the waiver by RMC of its entire charge of $3,052 for the first quarter of 2008.

The decrease in asset management fees for the six month period ended June 30, 2008 as compared to the same period in 2007 was due to a complete waiver of management fees by the general partners during the quarter ended June 30, 2008.

The increase in provision for losses on loans and real estate for the three and six month periods ended June 30, 2008 as compared to the same period in 2007 is due to management’s determination the allowance for losses on loans and real estate held of $546,270 as of June 30, 2008 was adequate.

The increase in professional fees for the three and six month periods ended June 30, 2008 as compared to the same period in 2007 was due to general professional cost increases in 2008 for legal services, audits, tax return processing and the timing of billing.

At June 30, 2008, there were two outstanding loans with an aggregate balance of $234,202 with filed notices of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $11,500 and $34,350 for the three month periods and $18,305 and $34,350 for the six month periods, all ended June 30, 2008 and 2007, respectively.  These decreases are due to reduced opportunities and reduced cash available for investment in new loans in 2008.  For the three months ended June 30, 2008, $203,002 in new loans were made, compared to $1,157,955 for the same period in 2007.  For the six month periods ended June 30, 2008 and 2007, the amount of new loans were $351,616 and $1,157,955, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At June 30, 2008, the partnership had two secured loans totaling $323,865, which were past due 90 days or more in interest payments.  Additionally, one secured loan totaling $214,999 was past maturity as of June 30, 2008 and there are four unsecured loans totaling $794,244, net of a discount of $53,464

Periodically, the partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had two loans totaling $234,202 in workout agreements with borrowers as of June 30, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments  or allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. During the remainder of 2008, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held of $546,270 at June 30, 2008.  These provisions for losses were made to guard against collection losses and are considered by the general partners to be adequate. Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of June 30, 2008, the partnership had an average loan to value ratio of 59.32% computed based on appraised values and prior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio should assist the partnership in weathering loan delinquencies and foreclosures should they occur.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of June 30, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $4,768,959 (74.98%) and $4,688,365 (75.93%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other Northern California counties.

As of June 30, 2008 and 2007, the partnership held 27 and 23 loans, respectively, in the following categories:

	June 30,
	2008		2007
Single-family (1-4 units)	$2,852,703	44.85%	$2,026,059	32.81%
Apartments (5+ units)	1,195,500	18.80%	687,500	11.13%
Commercial	1,894,415	29.78%	2,555,459	41.39%
Land	417,979	6.57%	905,598	14.67%

Total	$6,360,597	100.00%	$6,174,616	100.00%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership.

	# of Loans	Amount	Percent

First trust deeds	22	$5,205,828	81.84%
Second trust deeds	4	1,065,404	16.75%
Third trust deeds	1	89,365	1.41%
Total	27	$6,360,597	100.00%

Maturing prior to 12/31/08	5	$949,442	14.93%
Maturing during 2009	5	1,376,005	21.63%
Maturing during 2010	5	1,603,697	25.21%
Maturing after 12/31/10	12	2,431,453	38.23%
Total	27	$6,360,597	100.00%

Average Secured Loan		$235,578	3.70%
Largest Secured Loan		500,000	7.86%
Smallest Secured Loan		89,365	1.40%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			59.32%

The partnership’s largest loan in the principal amount of $500,000 represents 7.86% of outstanding secured loans and 5.32% of partnership assets.  At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of June 30, 2008 and 2007, limited partners electing to withdraw earnings represented 39% and 38%, respectively, of the limited partners’ outstanding capital accounts.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Distributing	$44,845	$47,707	$91,917	$95,657
Compounding	$71,185	$77,413	$145,783	$154,908

The partnership also allows the limited partners to withdraw their capital account (see table below) subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2008 and 2007, and is expected by the general partners to commonly occur at these levels.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Capital liquidations-without penalty	$80,086	$70,085	$177,447	$161,795
Capital liquidations-subject to penalty	$9,122	$11,374	$23,273	$22,459

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

Current Economic Conditions.

The partnership makes mortgage loans in California where the bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area play a significant role in the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous, diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.

The United States Gross Domestic Product (GDP) continued in positive territory during the second quarter of 2008 rising at an estimated 1.9 percent rate.  Many had raised fears that the numerous factors currently affecting the economy, including a weak housing market, credit crunch, rising unemployment, increased inflation and bank mortgage debt write-downs would weigh heavily enough upon growth to further slow or push the economy into negative growth.  The United States economy has proven to be resilient to the numerous factors weighing upon it and rose above the 0.9 percent increase in GDP for the first quarter of 2008.

Inflation as measured by the Consumer Price Index (CPI) accelerated rapidly in the second quarter of 2008. Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three month of 2008.  This brings the year-to-date annual rate to 5.5 percent and compares with an increase of 4.1 percent in all of 2007.  The outlook for continued strong inflation may change with the recent strong reduction in oil and other commodity prices during July and early August of 2008.   The price of a barrel of oil fell from its July highs of approximately $145 per barrel to less than $118 per barrel in early August 2008.  The cost of energy has been a leading contributor to advances in the CPI.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the second quarter of 2008.  Both the United States and the California unemployment rates increased to 5.5 percent and 6.9 percent, respectively.  These unemployment rates evidence the steady increase in unemployment particularly when compared to the unemployment rates existing in June of 2007 of 4.6 percent and 5.3 percent for the United States and California, respectively.

The Federal Reserve, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market.  The Fed’s initial goals were to stimulate the economy while keeping inflation in check and create jobs.  Later their efforts expanded to include increasing liquidity in the financial system.  In September of 2007, the Federal Funds Rate was 5.25 percent when the Federal Reserve began to lower the rate.  The present Federal Funds Rate of 2.00 percent has been left unchanged during its last two sessions.  Like the Federal Funds Rate, banks have lowered their Prime Rate to 5.00 percent from its most recent high of 8.25 percent.  Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  As of July 28, 2008 the 10 year treasury yield was 4.09 percent and has remained near the 4.00 percent range through much of the 2008 second quarter.  Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions but are lower than one year ago.  Freddie Mac reports that during the week ending July 17, 2008 the 30-year fixed-rate mortgage averaged 6.26 percent with an average 0.6 point fee. One year ago, the 30-year fixed-rate mortgage average 6.73 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the Spring of 2008 when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  Dataquick reported that sales of new, resale and condominiums increased 6.6 percent from May 2008 to June 2008, but on a comparative basis between June of 2007 and 2008 they declined 8.1 percent to a total sales volume of 35,024 units.  The California Association of Realtors (CAR) reported the median price of an existing, single-family detached home in California decreased 37.7 percent to $368,250 in June of 2008 when compared to June 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  A year ago, the under $500,000 price range accounted for 40 percent of sales, the middle segment made up about 45 percent, and the over $1,000,000 segment captured 15 percent of the market.  As of June 2008, the shares had shifted to 67 percent, 24 percent and 9 percent, respectively.  CAR’s unsold Inventory Index for existing, single-family detached homes in June 2008 was 7.7 months compared with 10.2 months for June of 2007.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from.

Loan delinquencies and foreclosures on residential real estate have been rising. Mortgage servicers recorded 121,341 "notices of default" during the April-through-June period. That was up 6.6 percent from a revised 113,809 for this year's first quarter, and up 124.9 percent from 53,943 in second-quarter 2007, according to DataQuick Information Systems.

The partnership’s loans outstanding as of June 30, 2008 carried an average loan-to-value ratio of 59.32% based on appraised value and senior liens as of the date the loan was made.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s average loan to value ratio may help provide sufficient equity to recoup individual outstanding loan balances in connection with foreclosure of properties which may increase during the remainder of 2008.

Commercial and multifamily real estate have continued to fare well in 2008.  Rents have continued to rise but vacancies have begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancies in the second quarter of 2008.  The Bay Area office market saw an increase in vacancies, from 11.0 percent at the close of 2007 to 12.8 percent.  Average asking rental rates though now leveling pushed slightly further above the $3.00 mark to $3.09 per square foot for full service during the second quarter of 2008.  A stable commercial and apartment rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide support for the partnership’s expectation that loans secured by these properties will continue to perform.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts and loans held in the partnership’s portfolio as of June 30, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of June 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$113,216						$113,216
Average interest rate	0.55%						0.55%
Unsecured loans				$794,244			$794,244
Average interest rate				0.00%			0.00%
Loans secured by deeds
of trust	$949,442	1,376,005	1,603,697	699,655	1,399,004	332,794	$6,360,597
Average interest rate	9.77%	8.97%	9.45%	9.30%	9.63%	9.43%	9.42%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of June 30, 2008, three loans were either past due 90 days or more in interest payments or mature, totaling $538,864.  One of these loans was also in foreclosure status.  One of the mature loans totaling $214,999 was current on interest payments.  Management believes there is sufficient collateral to cover the amount outstanding to the partnership on these loans.  As of June 30, 2008, the general partners have determined the allowance for loan and real estate losses of $546,270 (5.93% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, the partnership’s disclosure controls and procedures are effective in timely accumulating and alerting the general partners to material information needed to allow timely decisions regarding disclosures required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in the partnership’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2008.

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) for the Registrant and have:

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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
August 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VII and will be retained by Redwood Mortgage Investors VII and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
______________________________
Michael R. Burwell, General Partner
August 14, 2008

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the partnership at the dates and for the periods indicated.

A signed original of this written statement required by Section 906 has been provided to Redwood Mortgage Investors VII and will be retained by Redwood Mortgage Investors VII and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Michael R. Burwell
________________________________
Michael R. Burwell, President,
Secretary/Treasurer & Chief Financial
Officer of Gymno Corporation, General Partner
August 14, 2008