Form 10-K/A
period 2007-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2008-09-17
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

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

Explanatory Note:

Redwood Mortgage Investors VII (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed March 31, 2008 (the “Original Filing”), to set forth Item 9a(T), which replaces Item 9a in its entirety in the Original Filing.  As disclosed below, Item 9a(T) sets forth management’s annual report on internal control over financial reporting.  The Item 9a(T) also revises management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file management’s annual report on internal control over financial reporting in the Original Filing.  This Amendment on Form 10-K/A also revises and updates the certifications in Exhibits 31.1, 31.2, 32.1 and 32.2.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.  This Amendment should be read in conjunction with the Company’s Securities and Exchange Commission’s (“SEC”) filings made subsequent to the Original Filing.

Part II - Item 9a(T) — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners, of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and solely because of the partnership’s failure to file the required management’s annual report on internal control over financial reporting (“Report of Management”) in its Annual Report on Form 10-K when it was originally filed in March 2008, the general partners concluded that the partnership’s disclosure controls and procedures were not effective in timely alerting the general partners to material information related to the partnership that is required to be included in our periodic filings and the SEC.

The partnership has remedied this failure in the effectiveness of its disclosure controls and procedures by filing the required Report of Management in this amendment to its Annual Report on Form 10-K.  The partnership has also implemented additional controls and procedures designed to ensure that the disclosures provided by the Company meet the then-current requirements of the applicable filing made under the Exchange Act.

The general partners do not expect that the partnership’s disclosure controls will prevent or detect all errors.  A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected.  These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

General Partner's Report on Internal Control Over Financial Reporting.

The general partners are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded that the partnership’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the partnership's independent registered public accounting firm regarding internal control over financial reporting. The general partner’s report was not subject to attestation by the partnership's independent registered public accounting firm pursuant to temporary rules of the SEC permitting the partnership to provide only the general partner’s report in this annual report.

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Part IV

Item 15 — Exhibits, Financial Statements and Schedules

A.  Documents filed as part of this report are incorporated:

3.  Exhibits.

Exhibit No.	Description of Exhibits

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 17th day of September, 2008.

REDWOOD MORTGAGE INVESTORS VII

By:	/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:	Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary,
& Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 17th day of September, 2008.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	September 17, 2008

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	September 17, 2008

Exhibit 31.1

GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

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
Michael R. Burwell, General Partner
September 17, 2008

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

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

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
September 17, 2008

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
Michael R. Burwell, General Partner
September 17, 2008

Exhibit 32.2

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

/s/ Michael R. Burwell
Michael R. Burwell, President, and
Chief Financial Officer of Gymno
Corporation, General Partner
September 17, 2008