Form 10-Q
period 2008-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2008-11-14
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Part I – Item 1.   FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2008 (unaudited) AND DECEMBER 31, 2007 (audited)

ASSETS

	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$1,248,827	$351,129

Loans
Loans, secured by deeds of trust	5,052,263	6,202,522
Loans, unsecured, net discount of $51,408 and $57,577
for September 30, 2008 and December 31, 2007, respectively	741,700	772,031
Allowance for loan losses	(399,848)	(386,658)
Net loans	5,394,115	6,587,895

Interest and other receivables
Receivable from affiliate	21,320	20,702
Accrued interest and late fees	83,489	73,259
Advances on loans	4,041	6,436
Total interest and other receivables	108,850	100,397

Investment in limited liability company	1,036,147	939,937
Real estate held, net	2,002,736	1,371,401

Total assets	$9,790,675	$9,350,759

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$14,463	$11,865
Mortgage payable	500,000	—
Payable to affiliate	72,660	71,998
Total liabilities	587,123	83,863

Partners’ capital
Limited partners’ capital, subject to redemption	9,191,579	9,254,923
General partners’ capital	11,973	11,973
Total partners’ capital	9,203,552	9,266,896

Total liabilities and partners’ capital	$9,790,675	$9,350,759

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues
Interest on loans	$142,613	$149,227	$434,554	$411,499
Interest-interest bearing accounts	1,384	3,156	3,852	24,108
Late fees, prepayment penalties and fees	3,691	1,106	4,579	2,819
Other	479	3,982	2,941	6,244
Total revenues	148,167	157,471	445,926	444,670
Expenses
Mortgage servicing fees	—	—	—	—
Clerical costs through Redwood Mortgage Corp.	2,354	2,642	4,756	8,211
Asset management fees	—	—	—	2,922
Provision or (recovery) of losses on loans and real estate	15,551	6,383	13,377	(24,994)
Professional services	10,410	11,762	50,007	50,126
Other	9,334	10,401	28,160	29,026
Total expenses	37,649	31,188	96,300	65,291
Net income	$110,518	$126,283	$349,626	$379,379

Net income: general partners (1%)	$1,095	$1,263	$3,496	$3,794
limited partners (99%)	109,423	125,020	346,130	375,585
	$110,518	$126,283	$349,626	$379,379
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$12	$13	$38	$41

-where partner receives income in monthly
distributions	$11	$13	$37	$40

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)

	2008	2007
Cash flows from operating activities
Net income	$349,626	$379,379
Adjustments to reconcile net income to net cash provided
by operating activities
Provision (recovery ) losses on loans and real estate held	13,377	(24,994)
Early withdrawal penalty credited to income	(2,092)	(3,301)
Amortization of discount on unsecured loans	(6,169)	(6,169)
Change in operating assets and liabilities
Loans, unsecured	36,500	(36,736)
Accrued interest and late fees	(10,417)	(32,716)
Advances on loans	2,395	—
Receivable from affiliate	(618)	728
Accounts payable	2,598	12,442
Payable to affiliate	662	—

Net cash provided by operating activities	385,862	288,633

Cash flows from investing activities
Principal collected on loans	1,501,874	1,679,113
Loans originated	(351,615)	(1,751,617)
Payments for development of real estate	(131,335)	—
Payments on investment in limited liability company	(98,596)	(31,930)
Proceeds from investment in limited liability company	2,386	—

Net cash provided by (used in) investing activities	922,714	(104,434)

Cash flows from financing activities
Partners’ withdrawals	(410,879)	(422,341)

Net increase (decrease) in cash and cash equivalents	897,698	(238,142)

Cash and cash equivalents - beginning of period	351,129	584,114

Cash and cash equivalents - end of period	$1,248,827	$345,972

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans, secured by deeds of trust

As of September 30, 2008 and December 31, 2007, the partnership had three loans past due more than 90 days in interest payments and/or past maturity.  The outstanding principal balances of these loans at September 30, 2008 and December 31, 2007 were $538,864 and $476,870, respectively.  In addition, accrued interest, advances and late charges on these loans totaled $21,787 and $17,788 at September 30, 2008 and December 31, 2007, respectively.  In the opinion of management, the delinquent and/or past maturity loans as of September 30, 2008 have sufficient collateral to cover the outstanding amounts due to the partnership and are still accruing interest.  At September 30, 2008 and December 31, 2007, as presented in Note 8, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 59.30% and 59.69%, respectively.

Loans, unsecured, net

The partnership had unsecured loans, net of a discount, from three borrowers totaling $741,700 and $772,031 at September 30, 2008 and December 31, 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however all borrowers are making payments.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses

The composition of the allowance for loan losses as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008		December 31, 2007
		Percent of		Percent of
		loans in		loans in
		each		each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family (1-4 units)	$73,842	54%	$58,262	42%
Apartments (5+ units)	10,747	2%	10,217	11%
Commercial	30,798	36%	41,701	40%
Land	29,252	8%	27,832	7%
Total real estate – mortgage	$144,639	100%	$138,012	100%

Total unsecured loans	$255,209	100%	$248,646	100%

Total allowance for loan losses	$399,848	100%	$386,658	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the nine month period ended September 30, 2008 and the year ended December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
Balance at beginning of period	$386,658	$454,417

Charge-offs
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments (5+ units)	—	—
Commercial	(187)	—
Land	—	(46,637)
	(187)	(46,637)
Recoveries
Domestic
Real estate – mortgage
Single family (1-4 units)	—	—
Apartments (5+ units)	—	—
Commercial	—	—
Land	—	—
Net charge-offs	(187)	(46,637)
Additions (recovery) charge to operations	13,377	(21,122)
Transfer to real estate held for sale reserve	—	—

Balance at end of period	$399,848	$386,658

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.00%	0.75%

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
SEPTEMBER 30, 2008 (unaudited)

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

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal are paid to Redwood Mortgage Corp., based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  Redwood Mortgage Corp. has waived $67,879 in mortgage servicing fees during 2008.

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations in an amount up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  The general partners have waived asset management fees of $26,035 during 2008.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

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

NOTE 4 – REAL ESTATE HELD

During August 2008, the partnership acquired a commercial-agricultural property encumbered by a first deed of trust in the amount of $500,000 with a private party.  In a non-cash transaction, the partnership has taken ownership through foreclosure subject to this mortgage and the partnership is now making the monthly payments.  As of September 30, 2008, the partnership’s investment in this property was $631,335.

In 1993, the partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  As of September 30, 2008, the partnership’s investment in this property was $62,720.  The property is currently listed for sale.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One of the parcels comprising the property was sold during 2006 for $336,652.  The partnership incurred a loss of $28,336 on this sale, which was fully reserved.  At September 30, 2008, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Costs of properties	$2,164,710	$1,533,375
Reduction in value	(161,974)	(161,974)

Real estate held, net	$2,002,736	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership acquired a multi-unit property through foreclosure.  This property is located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances.  This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”), which 8% is owned by the partnership, and 92% owned by three other affiliates.  No allowance for loss has been set aside as management believes the fair value of the property exceeds the combined partnerships’ investment in the property.  The partnership intends to undertake additional improvements to the property.  As of September 30, 2008, the partnership has capitalized $199,445 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At September 30, 2008, the partnership’s investment in Larkin totaled $1,036,147.

NOTE 6 – BORROWINGS

Bank line of credit

The partnership previously had a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  This credit facility was terminated in 2007.

Mortgage

The partnership obtained a property through foreclosure which was subject to an interest only first lien of $500,000 with a 7.20% interest rate and matures on April 1, 2011.  The partnership is making the monthly payments.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 7 – FAIR VALUE (continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

The partnership does not record loans at fair value on a recurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these loans of $5,114,000 and $6,206,000 at September 30, 2007 and December 31, 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the Partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the Partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves management establishes after taking into account the borrower’s creditworthiness and their ability to repay the loan.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At September 30, 2008 and December 31, 2007 the loans secured by recorded deeds of trust had the following characteristics:

	September 30,	December 31,
	2008	2007
Number of secured loans outstanding	22	25
Total secured loans outstanding	$5,052,263	$6,202,522

Average secured loan outstanding	$229,648	$248,101
Average secured loan as percent of total secured loans	4.55%	4.00%
Average secured loan as percent of partners’ capital	2.50%	2.68%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	9.90%	8.06%
Largest secured loan as percent of partners’ capital	5.43%	5.40%
Largest secured loan as percent of total assets	5.11%	5.35%

Number of counties where security is located (all California)	15	15

Largest percentage of loans in one county	17.16%	31.37%

Number of secured loans in foreclosure status	1	None
Amount of secured loans in foreclosure status	$134,422	None

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

First trust deeds	$4,248,055	$5,046,885
Second trust deeds	714,999	1,065,972
Third trust deeds	89,209	89,665
Total loans	5,052,263	6,202,522
Prior liens due other lenders at time of loan	1,383,558	2,308,163

Total debt	$6,435,821	$8,510,685

Appraised property value at time of loan	$10,853,634	$14,257,967

Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	59.30%	59.69%

Secured loans by type of property
Single family homes (1-4 Units)	$2,740,551	$2,613,022
Apartments (5+ units)	99,622	695,625
Commercial	1,794,111	2,475,890
Land	417,979	417,985

	$5,052,263	$6,202,522

Scheduled maturity dates of secured loans as of September 30, 2008 are as follows:

Year ending December 31, 2008	$839,442
2009	975,468
2010	907,261
2011	599,622
2012	1,398,105
Thereafter	332,365

Total	$5,052,263

The scheduled maturities for 2008 above had two loans past maturity at September 30, 2008 in the amount of $404,442.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership occasionally negotiates a contractual workout agreement with borrowers who are delinquent in making payments or whose loans are past maturity.  Under the terms of the workout agreement the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loan.  As of September 30, 2008, the partnership had one loan under a workout agreement.

Construction loans

The partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At September 30, 2008, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

From time to time, the partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure. At September 30, 2008, the partnership owned four real estate properties.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $0 and $17,800 for the three month periods and $18,305 and $52,150 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp., or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$23,224	$21,102	$67,879	$63,137
Waived	(23,224)	(21,102)	(67,879)	(63,137)
Net charged	$—	$—	$—	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have historically not charged the maximum allowable rate.  The table below summarizes the results for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Maximum chargeable	$8,654	$8,735	$26,035	$26,241
Waived	(8,654)	(8,735)	(26,035)	(23,319)
Net charged	$—	$—	$—	$2,922

•
Other Fees   The Partnership Agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $105 and $1,438 for the three month periods and $1,277 and $3,430 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $1,095 and $1,263 for the three month periods and $3,496 and $3,794 for the nine month periods, all ended September 30, 2008 and 2007, respectively.

•
Clerical Costs through Redwood Mortgage Corp.   An affiliate of the partnership, Redwood Mortgage Corp., is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursements are reflected as expenses in the statements of income.  Operating expenses totaled $2,354 and $2,642 for the three month periods and $4,756 and $8,211 for the nine month periods, all ended September 30, 2008 and 2007, respectively.  For 2008, Redwood Mortgage Corp. has waived $3,052 of costs.

•
Contributed Capital   The general partners jointly and severally contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of September 30, 2008 and 2007, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the partnership agreement.

Results of Operations

Changes in the partnership’s operating results are tabulated for reference and are discussed below:

	Changes during the three months ended September 30, 2008 versus 2007		Changes during the nine months ended September 30, 2008 versus 2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(6,614)	(4)%	$23,055	6%
Interest-interest bearing accounts	(1,772)	(56)	(20,256)	(84)
Late fees, prepayment penalties and fees	2,585	234	1,760	62
Other	(3,503)	(88)	(3,303)	(53)
Total revenues	(9,304)	(6)	1,256	—

Expenses
Mortgage servicing fees	—	—	—	—
Clerical costs through Redwood Mortgage Corp.	(288)	(11)	(3,455)	(42)
Asset management fees	—	—	(2,922)	(100)
Provision for losses on loans and real estate	9,168	144	38,371	(154)
Professional services	(1,354)	(11)	(119)	—
Other	(1,067)	(10)	(866)	(3)
Total expenses	6,461	21	31,009	47

Net income	$(15,765)	(12)%	$(29,753)	(8)%

The decrease in interest on loans for the three month period ended September 30, 2008 as compared to the same period in 2007 was primarily due to a decrease in the average loan portfolio balance from $6,247,848 for 2007 to $5,907,765 for 2008.  Offsetting this decrease was an increase to the effective weighted average interest rate from 9.55% in 2007 to 9.66% for 2008.  The increase in interest on loans for the nine month period was due to increases in both the average loan portfolio and the effective interest rate.    For the nine month period of 2008, these numbers were $6,054,980 and 9.57% compared to $5,873,995 and 9.34% for 2007.  Each three month period includes $2,056 in income gained through amortization of discount on unsecured notes and the nine month periods include $6,169 of discount earned.  After adjusting for the discount, the effective weighted average interest rates for the three month periods were 9.52% for 2008 and 9.42% for 2007, and for the nine month periods the adjusted interest rates were 9.43% for 2008 and 9.20% for 2007.

The decrease in interest from interest-bearing accounts for the three month period ended September 30, 2008 as compared to the same period in 2007 was primarily due to a decrease in the average interest rate earned.  For 2008, the average rate was 1.13% and 3.73% for 2007.  The decrease for the nine month period is due decreases to both the average account balances and interest rates earned  The average account balance declined from $816,389 in 2007 to $395,709 in 2008 and the average interest rate earned declined to 1.95% in 2008, from 3.94% in 2007.

The increase in late fees is due to increased delinquency and borrowers already delinquent failing to pay on time.

The decrease in other income is due a one time expense recapture in the third quarter of 2007.

The decrease in clerical costs from Redwood Mortgage Corp. (RMC) for the nine month period ended September 30, 2008 as compared to the same period in 2007 was due to the waiver by RMC of its entire charge of $3,052 for the first quarter of 2008.

The decrease in asset management fees for the nine month period ended September 30, 2008 as compared to the same period in 2007 was due to a complete waiver of management fees by the general partners during 2008.

The increase in provision for losses on loans and real estate for the three and nine month periods ended September 30, 2008 as compared to the same period in 2007 is due to management’s determination the allowances for losses on loans and real estate held totaling $561,822 as of September 30, 2008 was adequate.  Please see the Allowance for Losses discussion below for further details.

The decrease in professional fees for the three and nine month periods ended September 30, 2008 as compared to the same period in 2007 was due to general professional cost decreases in 2008 for legal services, audits, tax return processing and the timing of billing.

The decrease in other costs for the third quarter is primarily related to reduced costs for the production and distribution of reports.

At September 30, 2008, there was one outstanding loan with an aggregate balance of $134,422 with a filed notice of default.

Redwood Mortgage Corp., an affiliate of the general partners, received mortgage brokerage commissions from loan borrowers of $0 and $17,800 for the three month periods and $18,305 and $52,150 for the nine month periods, all ended September 30, 2008 and 2007, respectively.  These decreases are due to reduced opportunities and reduced cash available for investment in new loans in 2008.  For the three months ended September 30, 2008, $0 in new loans were made, compared to $590,000 for the same period in 2007.  For the nine month periods ended September 30, 2008 and 2007, the amounts of new loans were $351,615 and $1,751,617, respectively.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these loans, borrowers’ payment records, etc.  Based upon this information and other data, the allowance for loan losses is increased or decreased. Borrower foreclosures are a normal aspect of partnership operations.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect we will on occasion take back real estate security.  At September 30, 2008, the partnership had three secured loans totaling $538,864, which were past due more than 90 days in interest payments or past maturity.  Additionally, one secured loan totaling $214,999 was past maturity as of September 30, 2008 and there are three unsecured loans totaling $741,700, net of a discount of $51,408

Periodically, the partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  The partnership had one loan totaling $134,422 in a workout agreement with the borrower as of September 30, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments  or allows time to pay the loan in full.  Workout agreements and foreclosures generally exist within our loan portfolio to varying degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will generally rise during difficult economic times and conversely fall during good economic times.  Workout agreements and foreclosures are considered when management arrives at an appropriate allowance for loan losses, and based on our experience; they are reflective of our loan marketplace segment. During the remainder of 2008, we may initiate foreclosure by filing notices of default on delinquent borrowers or borrowers who become delinquent during the year.  Borrower foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As a safeguard against potential losses, the general partners have made provisions for losses on loans and real estate held of $561,822 at September 30, 2008.  These provisions for losses were made to guard against collection losses and are considered by the general partners to be adequate. Due to the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ materially from estimates made by the general partners.

As of September 30, 2008, the partnership had an average loan to value ratio of 59.30% computed based on appraised values and prior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal through amortization of payments after the loan was made.  This low loan to value ratio should assist the partnership in weathering loan delinquencies and foreclosures should they occur.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of September 30, 2008 and 2007, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Alameda, Marin, Napa, Solano, Sonoma and Contra Costa) represented $3,571,892 (71%) and $4,683,553 (75%), respectively, of the outstanding secured loan portfolio.  The remainder of the portfolio represented loans secured by real estate located primarily in other Northern California counties.

As of September 30, 2008 and 2007, the partnership held 22 and 25 loans, respectively, in the following categories:

	September 30,
	2008		2007
Single-family (1-4 units)	$2,740,551	54%	$2,614,711	41%
Apartments (5+ units)	99,622	2%	687,500	11%
Commercial	1,794,111	36%	2,558,243	41%
Land	417,979	8%	417,989	7%

Total	$5,052,263	100%	$6,278,443	100%

The following table sets forth the priorities, asset concentrations and maturities of the loans held by the partnership.

	# of Loans	Amount	Percent

First trust deeds	19	$4,248,055	84%
Second trust deeds	2	714,999	14%
Third trust deeds	1	89,209	2%
Total	22	$5,052,263	100%

Maturing prior to 12/31/08	4	$839,442	17%
Maturing during 2009	4	975,468	19%
Maturing during 2010	3	907,261	18%
Maturing after 12/31/10	11	2,330,092	46%
Total	22	$5,052,263	100%

Average Secured Loan		$229,648	4.55%
Largest Secured Loan		500,000	9.90%
Smallest Secured Loan		89,209	1.77%
Average Loan-to-Value based upon appraisals and
prior liens at time loan was consummated			59.30%

The partnership’s largest loan in the principal amount of $500,000 represents 9.90% of outstanding secured loans and 5.11% of partnership assets.  At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of September 30, 2008 and 2007, limited partners electing to withdraw earnings represented 39% and 38%, respectively, of the limited partners’ outstanding capital accounts.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Distributing	$41,351	$48,165	$133,268	$143,822
Compounding	$67,079	$75,855	$212,862	$231,763

The partnership also allows the limited partners to withdraw their capital account (see table below) subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2008 and 2007, and is expected by the general partners to commonly occur at these levels.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Capital liquidations-without penalty	$73,441	$76,148	$250,888	$237,944
Capital liquidations-subject to penalty	$2,872	$17,624	$26,145	$40,083

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

Current Economic Conditions.

The partnership makes mortgage loans in California.  The bulk of its lending is concentrated in the San Francisco Bay Area and outlying communities.  The economic health of California and the San Francisco Bay Area are significant in determining the performance of the real estate industry and property values in general, which provide the underlying collateral for our loans.  California’s economic vitality is driven by numerous diverse industries, including tourism, finance, entertainment, shipping, technology, agriculture and government.  Alone, California is the eighth largest economy in the world and as such is a major contributor to the overall United States economic health.

Both the United States’ and California’s economies have encountered difficult economic times over the last year.  A proximate cause of the financial difficulties has been the rise in housing prices during 2003 to 2006 and the subsequent declines.  As residential real estate values declined, borrowers that had obtained subprime mortgages began to default on their mortgage obligations.  These defaults were due to a variety of reasons, including inability to manage their mortgage payments, dramatic increases in mortgage payments, stricter underwriting standards and reduced equity.  This has led to what many are calling the “Credit Crisis.”

During the year 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include:  the failure of brokerage firm Lehman Bros; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac, (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide, (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank.  Wall Street, in particular, has been hard hit with various stock indices having dropped significantly in 2008.  The Dow Jones Industrial Average has dropped 30 percent, the Standard and Poor’s 500 has dropped 34 percent and the NASDAQ has dropped 35 percent, all through October 31, 2008.  These factors have contributed to shrinking credit availability and exposed the financial system to increased risks.

In response to the strife in the financial markets, and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has enacted many measures.  Some of these measures include a financial stimulus package, the temporary raising of limits on the Federal Deposit Insurance Corporation and National Credit Union Administration  from $100,000 to $250,000 per account, the Troubled Asset Relief Program to provide capital to financial institutions and purchase or guarantee troubled mortgage related and possibly other assets, increasing the amount of funds it auctions to banks, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effect.

The United States Gross Domestic Product (GDP) increased at an annual rate of 0.9 percent during the first quarter of 2008 and continued in positive territory during the second quarter of 2008, rising at an annual rate of 2.8 percent.  During the third quarter of 2008 GDP slipped to 0.3 percent raising fears the credit crisis will cause the economy to fall into a recession.

Inflation as measured by the Consumer Price Index (CPI) accelerated in the first and second quarters of 2008. Consumer prices advanced at a seasonally adjusted annualized rate of 7.9 percent in the second quarter after increasing at a 3.1 percent rate in the first three months of 2008.  The cost of energy has been a leading contributor to advances in the CPI.  However, the price of crude oil fell from its July highs of approximately $145 per barrel to less than $70 per barrel in October 2008.  Recent reductions in the price of oil and lower housing costs have driven increases in the CPI downward to 2.6% during the third quarter of 2008.  This brings the year-to-date annual rate to an increase of 4.5 percent, compared with an increase of 4.1 percent in all of 2007.  The outlook for continued inflation has diminished with the recent strong reductions in the cost of oil and other commodity prices during July, August, September and October of 2008.

Unemployment, a factor in borrowers’ ability to service their indebtedness, increased during the third quarter of 2008.  Both the United States and the California unemployment rates increased to 6.1 percent and 7.7 percent, respectively, during September 2008.  These rates evidence the steady increase in unemployment, particularly when compared to the unemployment rates in September 2007 of 4.7 percent and 5.6 percent for the United States and California, respectively.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been lowered several times.  The most recent reduction on October 29, 2008 was to 1.0 percent in an effort to loosen the flow of credit, counter weakening economic activity and reduced inflationary pressures.  This is the lowest Federal Funds Rate in over four years. Like the Federal Funds Rate, banks have lowered their Prime Rate to 4.00 percent from its most recent high of 8.25 percent.

Short-term Treasury yields have also fallen, but longer term yields represented by the 10 year treasury bonds have not decreased as dramatically.  In September 2008, the Federal Reserve reported the 10 year treasury yield was 3.69 percent, as compared to 4.52 percent for September 2007.  During most of 2008, the 10 year treasury yield has remained within a range of 3.50 percent of 4.25 percent. Mortgage interest rates have not been significantly affected by the Federal Reserve’s actions, but are nevertheless lower than one year ago.  Freddie Mac reports during the week ending October 23, 2008, the 30-year fixed-rate mortgage averaged 6.04 percent with an average 0.6 point fee. One year ago, the 30-year fixed-rate mortgage averaged 6.33 percent with a 0.4 point fee.  The current 30-year mortgage rate is slightly higher than the rates that existed during the spring of 2008, when comparable mortgage rates were in the high 5.00 percent range.

On a national and local level, both residential sales volumes and median home prices have declined from their highs in 2005 and 2006.  However, starting in July 2008, residential sales volumes began to increase over the previous month’s activity.  Compared to a year ago July, August and September residential sales volumes were 43.4 percent, 56.7 percent and 96.7 percent ahead of the same periods in 2007.  The increased sales volumes helped to decrease the California Association of Realtors Unsold Inventory Index for existing, single-family detached homes to 6.5 months from the 16 months for the same period a year ago.  This falling index, which indicates the months needed to deplete the market supply of homes at the current sales rate, is a good omen indicating the market may be moving toward balance with normal amounts of inventory available for real estate buyers to select from. The California Association of Realtors reported the median price of an existing, single-family detached home in California decreased 40.9 percent to $316,480 in September of 2008 when compared to September of 2007.  The significant decline in the median price is largely due to a dramatic shift in the sales mix since the onset of the credit crunch and the increase in the share of distressed sales.  The greater percentage of lower priced homes included in the median skews the median price dramatically lower.  By region, the median prices and year over year price changes varied dramatically.  The San Francisco Bay had a September median price of an existing, single family detached home of $554,730, down 29.2 percent from September 2007.  Los Angeles had a September 2008 median price of an existing, single family detached home of $376,790, down 35.3 percent from the previous year.  Condominium median prices faired somewhat better than existing, single family detached homes with a median price of $292,620 for September 2008, down 29.0 percent from September 2007.

Data on loan delinquencies and foreclosures on residential real estate have been mixed. Mortgage loan servicers recorded 94,240 "notice of default" filings during the July-through-September period. This was down from 113,809 and 121,673 for this year's first and second quarters, but up 29.9 percent from 72,571 in the third quarter of 2007, according to DataQuick Information Systems.

In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties should they encounter difficulty in making their mortgage payments.  In these circumstances, the lender will have to decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies incorporated into the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and tough underwriting standards have forced many borrowers and lenders to make difficult choices.  The partnership’s loans outstanding as of September 30, 2008 carried an average loan-to-value ratio of 59.30% based on appraised value and senior liens as of the date the loan was made.  The partnership’s average loan to value ratio will help provide sufficient equity to recoup individual outstanding loan balances should foreclosure of properties become necessary.

Commercial real estate has continued to fare well in 2008.  Rents have continued to rise but vacancy has begun to increase.  NAIBT Commercial reported the San Francisco Bay Area office market posted a moderate increase in vacancy.  Vacancy has increased throughout 2008, rising from 11.00 percent at the close of 2007 to 13.7 percent in the third quarter of 2008.  Average asking rental rates, though now leveling, pushed slightly further above the $3.00 mark to $3.11 per square foot full service during the third quarter of 2008.  Commercial sales volumes have declined significantly during 2008 as heightened lending standards and the volatile reports on the economy widen the gap between buyer and seller expectations.   A stable commercial rental market helps keep values stable, a benefit to the partnership.  Stable rents and stable property values provide comfort loans secured by these properties will perform well.

Rental apartments continued with stable rents and stable prices.  Rents and occupancy were virtually unchanged over the past quarter. Realfacts reported nationwide rents inched up from an average of $1,000 per month for the second quarter of 2008 to $1,002 in the third quarter of 2008.  In June, the average occupancy rate for apartments in all areas was 92.7%, and in September it was 92.9%.  San Jose and Los Angeles were reported to have the fourth and fifth highest average rental rates at $1,708 and $1,661, respectively.  These level rental rates and occupancy rates suggest the apartment sector is in balance and should continue with stability and stable pricing.  Stable rents, occupancy and values benefit the partnership by helping borrowers maintain mortgage payments on multifamily collateral.

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts and loans held in the partnership’s portfolio as of September 30, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets and liabilities approximate their fair market values as of September 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$1,240,432						$1,240,432
Average interest rate	2.00%						2.00%
Unsecured loans				$741,700			$741,700
Average interest rate				0.00%			0.00%
Loans secured by deeds
of trust	$839,442	975,468	907,261	599,622	1,398,105	332,365	$5,052,263
Average interest rate	9.81%	8.96%	9.60%	9.14%	9.63%	9.43%	9.45%

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowance for loan losses is adequate to cover potential loan losses of the partnership.  As of September 30, 2008, three loans were either past due more than 90 days in interest payments or mature, totaling $538,864.  One of these loans was also in foreclosure status.  One of the mature loans totaling $214,999 was current on interest payments.  Management believes there is sufficient collateral to cover the amount outstanding to the partnership on these loans.  As of September 30, 2008, the general partners have determined the allowance for loan and real estate losses of $561,822 (6.10% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2008, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of November, 2008.

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
November 14, 2008

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
November 14, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, that to the best of my knowledge:

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
November 14, 2008

 Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 14, 2008