Form 10-K
period 2008-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2009-03-31
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-19992

REDWOOD MORTGAGE INVESTORS VII,
a California Limited Partnership
 (Exact name of registrant as specified in its charter)

California	94-3094928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(address of principal executive offices)	(zip code)

(650) 365-5341
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

Yes	No	XX

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.

Yes	No	XX

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	XX	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.                           [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	XX

As of June 30, 2008, the aggregate value of limited partnership units held by non-affiliates was $9,199,613. This calculation is based on the capital account balance of the limited partners and excludes partnership units held by the general partner.

Documents incorporated by reference:

Portions of the Prospectus dated October 20, 1989, and Supplement #5 dated February 14, 1992, filed on Form S-11, are incorporated in Parts II, III, and IV. Exhibits filed as part of Form S-11 Registration Statement #33-30427 are incorporated in part IV.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
Index to Form 10-K

December 31, 2008

Part I

Forward Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, the total amount of the formation loan, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Item 1 – Business

Redwood Mortgage Investors VII, a California Limited Partnership, was organized in 1989.  Michael R. Burwell and Gymno Corporation, a California corporation, are the general partners.  The address of the partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.  The partnership is organized to engage in business as a mortgage lender, for the primary purpose of making loans secured by deeds of trust on California real estate.  The partnership has no employees as the general partners either perform the needed service, or contract the service to an affiliate or other provider.  Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.  The partnership’s objectives are to make investments, as referred to above, which will: (i) provide the maximum possible cash returns, which limited partners may elect to (a) receive as monthly, quarterly or annual cash distributions or (b) have credited to their capital accounts and applied to partnership activities; and (ii) preserve and protect the partnership’s capital.  The partnership’s general business is more fully described under the section entitled “Investment Objectives and Criteria” on pages 26-31 of the Prospectus, which is incorporated by reference.

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

The partnership began selling Units in October 1989 and began investing in mortgages in December 1989.  At December 31, 2008, the partnership had a balance in its secured loan portfolio totaling $6,425,871 with interest rates thereon ranging from 7.00% to 11.00%.

Currently, loans secured by First Trust Deeds comprise 82% of the amount of funds in the secured loan portfolio, followed by Second Trust Deeds at 16% and Third Trust Deeds at 2%.  Single family homes comprise 59% of the secured loans, up from 42% in 2007.  Commercial loans decreased from last year, now comprising 28% of the secured loan portfolio.  Loans on apartments totaled 2% and 11% are on land.  Of the total secured loans, 63% are secured by properties located in the nine counties which comprise the San Francisco Bay Area, 24% are in other Northern California counties and the remaining 13% are in Southern California.  Average loan size decreased the past year to $221,582 per loan, a decrease of $26,519.  Some of the larger loans invested in by the partnership are fractionalized between other affiliated partnerships with objectives similar to those of the partnership to further reduce risk.  Average equity per loan transaction based on appraised values and senior debt at the inception date of the loan, which is the partnership’s loan plus any senior loans, divided by the property’s appraised value, subtracted from 100%, stood at 41%.  Generally, the greater the equity, the greater the protection for the lender.  At December 31, 2008, the partnership’s loan portfolio had two loans in foreclosure, compared to none in 2007.

Delinquencies are discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition and General Economic Conditions.

The partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership.  Many of these lenders are not portfolio lenders and rely upon their ability to sell notes they have funded in order to provide further capital resources to continue their lending operations.  The lenders that have traditionally relied upon the sale of loans after their origination to replenish their lending capital have found themselves unable to sell the mortgages into the market place through the typical means of mortgage securitizations.  This inability to sell their loans to replenish their funds available for lending has eliminated many of these lenders. The primary sources of lending capital have been reduced to loans that may be sold to Fannie Mae, Freddie Mac and large well-capitalized portfolio lenders.  In all respects, money available for real estate lending has been greatly curtailed in 2008 particularly in the latter half of the year.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate in general contributing to a reduced demand for real estate.

During 2008, numerous events have buffeted the economy, the financial system and the business sector.  These include, among others: the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States) and the forced merger of Wachovia Bank; as well as continued declines in real estate values. These factors have contributed to shrinking credit availability and exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury has adopted many measures.  These measures include, among others, two financial stimulus packages, the temporary raising of limits on Federal Deposit Insurance Corporation and National Credit Union Administration from $100,000 to $250,000 per account, enacting the Troubled Asset Relief Program to provide capital to financial institutions and to purchase or guarantee troubled mortgage related and possibly other assets, reducing the Federal Funds rate, placing a temporary guarantee for balances held in money market mutual funds and enacting the Emergency Economic Stabilization Act.  The results of these actions and future actions will take time to have their intended effects.

During 2008, the Gross Domestic Product (GDP) the output of goods and services produced by labor and property located in the United States began the year with an increase of 0.9 percent for the 1st quarter, a 2.8 percent increase for the second quarter and then a decrease of 0.5 percent for the 3rd quarter and a dramatic decrease of 6.2 percent for the fourth quarter of 2008, thereby demonstrating the rapid deterioration of the economy during the latter part of 2008.  Economists are generally of the opinion the United States slipped into recession in December 2007 and that the recession has deepened during 2008.

The economic downturn has had a dramatic effect on the United States and California’s unemployment figures.  For the fourth quarter of 2007, unemployment for the nation averaged 4.8 percent.  During 2008 the unemployment rate steadily rose.  Average national unemployment rose to 4.9 percent during the first quarter of 2008, 5.3 percent in the second quarter of 2008, 6.0 percent in the third quarter of 2008, and to 6.9 percent as of December 31, 2008.  California’s unemployment mirrored the nation with unemployment rising steadily and significantly throughout 2008.  California’s unemployment rate began 2008 at 6.1 percent and ended the year at 8.7 percent.  The rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.

In September 2007, after having left the Federal Funds Rate unchanged at 5.25 percent for more than two years, the Federal Reserve began to react to the slowing economy, rising unemployment, and turmoil created by contractions in the credit market and lowered the rate to 4.75 percent.  In lowering the Federal Funds Rate, the Federal Reserve’s initial goals were to stimulate the economy while keeping inflation in check, create jobs and increase liquidity in the financial system.  Since the September 2007 reduction, the Federal Funds Rate has been further lowered several times.  The most recent reduction on December 16, 2008 was to a level of 0.00 to 0.25 percent.  The Federal Reserve has little room to reduce this rate for any further effects on the economy.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10 year treasury securities.  These securities began January 2008 at an average rate of 3.74 percent.  They rose to a high of 4.10 percent during June of 2008 and have been falling since to a level of 2.42 percent during December 2008.  Mortgage interest rates followed suit as measured by Freddie Mac for their fixed–rate 30 year conforming loans.  They began 2008 with a January average of 5.76 percent with a 0.4 percent fee, rose to a high of 6.48 percent with a 0.7 percent fee in August 2008 and have since dropped through the remainder of 2008 to a level in December of 5.29 percent with a 0.7 percent fee and in February 2009 to 5.13 percent with a 0.7 percent fee.

Median home prices have declined from their highs in 2005 and 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $219,000 for 2005, $221,900 for 2006 and then began to decline to $219,000 for 2007 and to $198,100 for 2008.

Secured Loan Portfolio

A summary of the partnership’s secured loan portfolio as of December 31, 2008 is set forth below.

Secured Loans as a Percentage of Appraised Values
First trust deed	$5,279,823
Second trust deed	1,056,999
Third trust deed	89,049
Total secured loans	6,425,871
Prior liens due other lenders at time of loan	1,666,711
Total debt	$8,092,582

Appraised property value at time of loan	$13,809,106
Total secured loans as a percent of appraisals based on
appraised values and prior liens at date of loan	58.60%

Number of Secured Loans Outstanding	29
Average secured loan	221,582
Average secured loan as a percent of partners’ capital	2.41%
Largest secured loan outstanding	500,000
Largest secured loan as a percent of partners’ capital	5.44%
Largest secured loan as a percent of total assets	5.11%

Secured Loans as a Percentage of Total Secured Loans	Percent
First trust deed loans	82%
Second trust deed loans	16
Third trust deed loans	2
Total	100%

Secured Loans by Type of Property	Amount	Percent
Single family	$3,811,235	59%
Apartments	99,233	2
Commercial	1,793,846	28
Land	721,557	11
Total	$6,425,871	100%

The following is a distribution of secured loans outstanding as of December 31, 2008 by California counties.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
Alameda	$1,011,093	15.73%
San Francisco	850,000	13.23
Santa Clara	603,577	9.39
Solano	578,359	9.00
San Mateo	380,486	5.92
Sonoma	342,914	5.34
Contra Costa	153,000	2.38
Napa	99,233	1.54
	4,018,662	62.54%

Other Northern California Counties
Monterey	467,000	7.27%
San Joaquin	415,732	6.47
Stanislaus	228,536	3.56
Calaveras	189,443	2.95
Santa Cruz	126,216	1.96
Mariposa	125,000	1.95
	1,551,927	24.15%

Southern California Counties
Los Angeles	426,699	6.64%
San Diego	159,161	2.48
Riverside	135,000	2.10
San Bernardino	134,422	2.09
	855,282	13.31%

Total	$6,425,871	100.00%
Number of secured loans in foreclosure	2	$323,865

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows:

Year ending December 31,	Amount
2009	$1,379,636
2010	1,206,702
2011	734,233
2012	1,396,953
2013	669,559
Thereafter	1,038,788
Total	$6,425,871

The scheduled maturities for 2009 include two loans past maturity at December 31, 2008.  The partnership occasionally allows borrowers to continue to make the payments on debt past maturity for periods of time.  In many instances, the interest rate on these past maturity loans is higher than current existing interest rates.  In the partnership’s experience, loans can be refinanced or repaid before and after the maturity date.  Therefore, the table of scheduled maturities is not a forecast of future cash receipts.

Item 2 – PropertiesDuring August 2008, the partnership acquired a commercial-agricultural property encumbered by a first deed of trust securing a loan in the amount of $500,000 held by a third-party lender.  In a non-cash transaction, the partnership took ownership of the property through foreclosure subject to this senior mortgage and assumed the obligation to make the monthly loan payments.  As of December 31, 2008, the partnership’s investment in this property was $633,386.

In February 2005, the partnership acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco. This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to a limited liability company, Larkin Property Company, LLC.  No allowance for loss has been set aside; as management believes the fair value of the property exceeds the combined investment by the partnership and its affiliates.  The partnership has undertaken additional improvements to the property.  As of December 31, 2008, the partnership’s total investment in this property was $1,069,877.

The partnership took back vacant land through a deed in lieu of foreclosure in 2004.  The land is located in Stanislaus County, California.  It is comprised of three separate lots, which total approximately 14 acres.  In September 2006, one of the parcels was sold.  The partnership jointly owns this property with two affiliated partnerships.  The partnership’s net investment in the land at December 31, 2008 was $1,470,655.  The remaining two parcels are on the market for sale.  The general partners believe the property may not return the partnership’s investment upon sale and have allocated $161,974 reserve against loss.

In 1993, the partnership acquired through foreclosure an undeveloped parcel of land located in East Palo Alto, California.  The land was owned with two other affiliated partnerships.  In December 2008, the partnership, along with the two other affiliates, sold this property to an affiliate of Redwood Mortgage Corp. for the property’s current market value.  The partnership’s share of the current market value was $379,472.  The partnership received 20% of the sales price in cash ($75,455) and the balance in the form of a secured loan of $303,578 at 7.00%, amortized for 20 years, due in full on January 1, 2016.  The partnership’s net investment in the land at the time of sale was $62,720.

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

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units.” Related Unitholder Matters and Issuer Purchases of Equity Securities120,000 Units at $100 each (minimum 20 Units) were offered through broker-dealer member firms of FINRA on a “best efforts” basis (as indicated in Part I Item 1).  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties. There is no established public trading market.  As of December 31, 2008, 448 limited partners had an aggregate capital balance of $9,173,602.
A description of the Units, transfer restrictions and withdrawal provisions is more fully described under the section entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 47 to 50 of the Prospectus, a part of the referenced Registration Statement, which is incorporated herein by reference.
During 2008, the partnership’s annualized yield on compounding accounts was 4.96% and 4.85% on monthly distributing accounts.  During 2007, the partnership’s annualized yield on compounding accounts was 5.50% and 5.37% on monthly distributing accounts.

Item 6 – Selected Financial DataRedwood Mortgage Investors VII began operations in December 1989. Financial condition and results of operation for the partnership as of and for the five years ended December 31, 2008 were:

Balance Sheets

ASSETS

	2008	2007	2006	2005	2004
Cash and cash equivalents	$183,779	$351,129	$584,114	$1,627,384	$346,393
Loans
Loans, secured by deeds
of trust	6,425,871	6,202,522	6,218,439	5,448,401	7,388,478
Loans, unsecured, net	275,181	772,031	714,659	161,987	238,484
Less allowance for loan
losses	(236,893)	(386,658)	(454,417)	(700,536)	(745,476)
Interest and other receivables
Accrued interest and late fees	106,322	73,259	67,754	64,304	190,105
Advances on loans	4,593	6,436	—	6	8,188
Other	5,838	20,702	20,634	—	—
Real estate held, net	1,942,067	1,371,401	1,371,401	1,870,027	1,782,182
Investment in limited liability
company	1,069,877	939,937	875,408	882,641	—
Total assets	$9,776,635	$9,350,759	$9,397,992	$9,354,214	$9,208,354

LIABILITIES AND PARTNERS’ CAPITAL

	2008	2007	2006	2005	2004
Liabilities
Line of credit	$—	$—	$—	$—	$—
Accounts payable	16,230	11,865	—	—	4,951
Mortgage payable	500,000	—	—	—	—
Payable to affiliate	74,830	71,998	71,998	71,998	74,987
Total liabilities	591,060	83,863	71,998	71,998	79,938
Partners’ capital
General partners	11,973	11,973	11,973	11,973	11,973
Limited partners subject
to redemption	9,173,602	9,254,923	9,314,021	9,270,243	9,116,443
Total partners’ capital	9,185,575	9,266,896	9,325,994	9,282,216	9,128,416
Total liabilities and partners’ capital	$9,776,635	$9,350,759	$9,397,992	$9,354,214	$9,208,354

STATEMENTS OF INCOME

	2008	2007	2006	2005	2004
Gross revenue	$899,459	$600,073	$581,284	$691,385	$868,274
Expenses	446,025	94,636	75,900	153,830	289,628
Net income	$453,434	$505,437	$505,384	$537,555	$578,646
Net income to general partners (1%)	4,534	5,050	5,054	5,376	5,786
Net income to limited partners (99%)	448,900	500,387	500,330	532,179	572,860
	$453,434	$505,437	$505,384	$537,555	$578,646
Net income per $1,000 invested by
limited partners for entire period:
- where income is compounded	$50	$55	$55	$59	$65
- where partner receives income
in monthly distributions	$49	$54	$54	$58	$63

Annualized yields when income is compounded or distributed monthly for the years 2004 through 2008 are outlined in the table below:

	Compounded	Distributed
2004	6.49%	6.30%
2005	5.94%	5.78%
2006	5.50%	5.37%
2007	5.50%	5.37%
2008	4.96%	4.85%

Average annualized yield from inception through the years ended December 31, 2006-2008, when income is compounded and retained, was 7.46%, 7.34% and 7.22%, respectively.  Average annualized yield from inception through the years ended December 31, 2006-2008, when income is distributed monthly was 7.23%, 7.13% and 7.01%, respectively.

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses during the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate acquired through foreclosure.  At December 31, 2008, we owned four pieces of real property.

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

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement and the shortfall in the amounts due is not insignificant, the carrying amount of the investment will be reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.  If events and or changes in circumstances cause management to have serious doubts about the further collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued.  Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances including accrued interest and advances.

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

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

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

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount  not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  For the years ended December 31, 2008, 2007 and 2006 loan brokerage commissions paid by borrowers were $54,298, $52,150 and $97,358, respectively.

•
Mortgage Servicing Fees   Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans are paid to Redwood Mortgage Corp. or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  The table below summarizes these fees paid by the partnership for the past three years.

	Years ended December 31,

	2008	2007	2006
Maximum chargeable	$88,470	$82,968	$84,971
Waived	(74,742)	(82,968)	(84,971)

Net charged	$13,728	$—	$—

•
Asset Management Fees  The general partners receive monthly fees for managing the partnership’s portfolio and operations up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  The general partners have from time to time not charged the maximum allowable rate.  The table below summarizes these fees paid by the partnership for the past three years.

	Years ended December 31,

	2008	2007	2006
Maximum chargeable	$34,678	$34,964	$34,955
Waived	(34,678)	(32,042)	(26,207)

Net charged	$—	$2,922	$8,748

•
Other Fees   The partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.

•	Income and Losses All income and losses are credited or charged to partners in relation to their respective partnership interests. The allocation to the general partners (combined) may not exceed 1%.

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

•
Contributed Capital  The general partners jointly and severally contributed cash equal to 1/10 of 1% of the total capital raised by the partnership.  The general partners contributed this cash as proceeds from the offerings were received from the limited partners.  As of December 31, 2008 and 2007, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations – For the two years ended December 31, 2008, and 2007

Changes in the partnership’s operating results for the year ended December 31, 2008 and 2007 are discussed below:

	Changes for the years ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$9,134	2%	$16,266	3%
Interest-interest bearing accounts	(19,246)	(73)	256	1
Gain on sale of real estate owned	316,314	—	—	—
Late fees	840	24	(2,738)	(44)
Other	(7,656)	(69)	5,005	82
Total revenues	299,386	50	18,789	3

Expenses
Mortgage servicing fees	13,728	—	—	—
Interest expense	—	—	(1,068)	(100)
Clerical costs through Redwood Mortgage Corp.	(2,937)	(27)	(1,545)	(13)
Asset management fees	(2,922)	(100)	(5,826)	(67)
Provision for or recovery of losses on loans
real estate held	327,661	(1,551)	27,980	(57)
Professional services	(668)	(1)	4,982	8
Other	16,527	46	(5,787)	(14)
Total expenses	351,389	371	18,736	25

Net income	$(52,003)	(10)%	$53	—%

Please refer to the above table throughout the discussion of Results of Operations

The increase in interest on loans for both 2008 and 2007 was due to increases in the average secured loan portfolio balance and the related average interest rates.  The interest income for both years includes the amortization of a discount of $8,225 on an unsecured loan.  For 2006 the recorded discount was $6,169.  The table below recaps the yearly averages and the effect of the discount on the average interest rate.

			Average
			Interest
	Average		Rate
	Secured	Average	Adjusted
	Loan	Interest	For
Year	Balance	Rate	Discount
2006	$5,906,554	9.19%	9.09%
2007	$5,961,336	9.38%	9.24%
2008	$5,997,450	9.48%	9.34%

The decrease in 2008 in interest from interest bearing accounts was due to a reduction in the average account balances as the partnership was able to invest in new loans, and declining interest rates earned.  The table below summarizes the components in this area.

	Average
	Interest-	Average
	Bearing	Interest
Year	Balance	Rate
2007	$708,538	3.70%
2008	$392,987	1.77%

The gain on sale of real estate owned for 2008 is due to the partnership’s sale of its interest in a property to an affiliate of Redwood Mortgage Corp. in the fourth quarter of 2008.  See Note 5 to Notes to Financial Statements.  The property had been held since 1993 in joint ownership with two affiliated partnerships.

The decrease in late fee revenue in 2007 was primarily due to improved loan collections and reduced delinquencies.

Other income decreased in 2008 primarily due to a reduction in early withdrawal penalties of $2,138 and the fact that 2007 included extraordinary transfer fees of $3,200 received from a retirement custodian due to its need to realign some of their customers within various funds.  These extraordinary transfer fees are the main reason for the increase in 2007.

The increase in mortgage servicing fee expenses for 2008 was due to management’s waiver of the entire mortgage servicing fees for 2007, compared to a waiver of such fees for only the first three quarters of 2008.

The decrease in clerical costs for both years was due to the partnership’s lower allocation percentage in relation to the other partnerships serviced by Redwood Mortgage Corp.

The decrease in asset management fees for 2008 and 2007 was due to an increase in the amount of fees waived by the general partners.  The amount fees waived for the years 2008, 2007 and 2006, were $34,678, 32,042 and $26,207 respectively.

The increase in the provision for losses on loans and real estate for 2008 was due to management’s decision to maintain the allowances for losses for loans and real estate at adequate levels based upon the current weakness in the U.S. economy and in particular, the declines in the real estate market related to property values and available liquidity.  Recovery of loan losses for 2007 increased due to management’s assessment of the appropriate loan loss allowance.

The increase in professional fees for 2007 was primarily due to general accounting cost increases in relation to its legal services, audit and tax return processing.

The increase in other expenses for 2008 was due to increases in costs to maintain and market the owned properties, primarily related to the new property acquired in 2008.  The decrease in other expenses for 2007 was due to reductions in costs to maintain and market the owned properties.

Allowance for Losses.

The general partners regularly review the loan portfolio, examining the status of delinquencies, the underlying collateral securing these properties, the real estate held expenses and sales activities, borrowers payment records, etc.  Data on the local real estate market and on the national and local economy are studied.  Based upon this information and other data, loss reserves are increased or decreased.  The partnership is not a credit based lender and hence while it reviews the credit history and income of borrowers, and if applicable, the income from income producing properties, the general partners expect the partnership will on occasion take back real estate security.  The partnership’s loan portfolio had four loans totaling $691,864 which are in one or more of the following categories:  mature, had interest payments overdue 90 days, or had a notice of default filed at December 31, 2008.  Two of the four loans are mature and total $404,442.  Three of the four loans totaling $476,865 had interest payments overdue 90 days.  Two of the four loans totaling $323,865 had a notice of default filed.  The partnership enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  One of the partnership’s loans was subject to a workout agreement as of December 31, 2008.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment, allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  These workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The number of foreclosures and workout agreements will rise during difficult times and conversely fall during good economic times.  These workouts have been considered when management arrived at appropriate loan loss reserves and based on our experience, are reflective of our loan marketplace segment.  Because of the number of variables involved, the magnitude of the possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

At December 31, 2008 the partnership owed either solely or jointly, four properties with a total net loan balance of $3,011,944.  The partnership acquired one property in 2008 and sold one property.  The property sold was an undeveloped piece of land located in East Palo Alto, California.  The partnership had held its interest in this land since April, 1993.  The land was owned with two other affiliated partnerships.  In December 2008 the land was sold to an affiliate of Redwood Mortgage Corp. at the current market value.  The partnership achieved a gain on sale of $316,314.  See Item 2 above for further details regarding all owned property.

Management provided a provision for loan losses of $306,539 for the year ended December 31, 2008 and a recovery of ($21,122) for the year ended December 31, 2007.  During 2008, the partnership charged off $456,304 to the allowance for losses for uncollectible loans and related receivables.  The general partners believe the current reserves for losses of $236,893 are adequate to handle potential losses.  If conditions change, the partnership may increase or decrease its provisions for loan losses and real estate held.

The partnership may restructure loans.  This is done either through the modification of an existing loan or by rewriting a new loan.  A modification could involve, among other conditions, an extension in maturity date, a reduction in repayment amount, a change in interest rate, or granting of additional loan funds.  The partnership restructured three loans in 2008 by extending the maturity dates between twelve and sixteen months.  One of the restructured loans resulted in a loss of $51,453.  No loans were restructured in 2007 or 2006.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs and borrowers’ mortgage payments for the source of funds for loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.  During 2008, cash flow exceeded partnership expenses and earnings distribution requirements.  Excess cash flow is invested in new loan opportunities, when available, and for other partnership business.

At the time of their subscription for units in the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually, or to compound earnings in their capital account.  If a limited partner initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  Earnings allocable to limited partners who elect to compound earnings in their capital account are retained by the partnership for making further loans or for other proper partnership purposes and such amounts are added to such limited partners’ capital accounts.  The table below summarizes these allocation elections.

	Years ended December 31,

	2008	2007	2006
Distributing	$172,167	$193,917	$187,432
Compounding	276,733	306,470	312,898

Total	$448,900	$500,387	$500,330
Percent electing distribution	38%	39%	37%

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2008, 2007 and 2006, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  The table below sets forth actual liquidations for the past three years:

	Years ended December 31,

	2008	2007	2006
Capital liquidations – without penalty	$329,037	$311,018	$214,387
Capital liquidations – subject to penalty	29,017	54,550	54,733

Total	$358,054	$365,568	$269,120

In some cases in order to satisfy broker-dealers and other reporting requirements, the general partners have valued the limited partners’ interest in the partnership on a basis which utilizes a per Unit system of calculation, rather than based upon the investors’ capital account.  This information has been reported in this manner in order to allow the partnership to integrate with certain software used by the broker-dealers and other reporting entities.  In those cases, the partnership will report to broker dealers, trust companies and others a “reporting” number of Units based upon a $1.00 per Unit calculation.  The number of reporting Units provided will be calculated based upon the limited partner’s capital account value divided by $1.00.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The reporting Units are solely for broker-dealers requiring such information for their software programs and do not reflect actual Units owned by a limited partner or the limited partners’ right or interest in cash flow or any other economic benefit in the partnership.  Each investor’s capital account balance is set forth periodically on the partnership account statement provided to investors.  The amount of partnership earnings each investor is entitled to receive is determined by the ratio each investor’s capital account bears to the total amount of all investor capital accounts then outstanding.  The capital account balance of each investor should be included on any FINRA member client account statement in providing a per Unit estimated value of the client’s investment in the partnership in accordance with NASD Rule 2340.

While the general partners have set an estimated value for the Units, such determination may not be representative of the ultimate price realized by an investor for such Units upon sale.  No public trading market exists for the Units and none is likely to develop.  Thus, there is no certainty the Units can be sold at a price equal to the stated value of the capital account.  Furthermore, the ability of an investor to liquidate his or her investment is limited subject to certain liquidation rights provided by the partnership, which may include early withdrawal penalties.

Current Economic Conditions.

The partnership makes loans secured by California real estate.  As a result the health of the California economy and real estate market is of primary concern to the partnership.  The majority of the partnership’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2008, approximately 63 percent of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2008.  California unemployment increased from 6.1 percent in December of 2007 to 8.7 percent in December 2008.  The unemployment rate rose to over 10 percent in February 2009 and appears likely to go higher as businesses continue to layoff workers.  The UCLA Anderson Forecast estimates a very weak first three quarters of 2009.  The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the partnership as they provide the security behind the loans.  During 2008, residential real estate values declined from their previous levels in 2007.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007.  Sales volumes began to increase in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2008 was 5.6 months, compared to 13.4 months for the same period a year ago.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the partnership loans outstanding at December 31, 2008, the partnership had an average loan-to-value of 58.60% computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Real estate values have declined during 2008 putting upward pressure on the partnership’s loan-to-value ratio.

Contractual Obligations Table. None

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, and loans held in the partnership’s portfolio as of December 31, 2008.  The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2009 through 2013 and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets and liabilities approximate their fair market values as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Interest earning assets:
Money market accounts	$163,686						$163,686
Average interest rate	1.00%						1.00%
Loans secured by deeds
of trust	1,379,636	1,206,702	734,233	1,396,953	669,559	1,038,788	6,425,871
Average interest rate	9.17%	9.76%	9.16%	9.41%	9.50%	8.76%	9.30%
Unsecured loans	36,647	79,219				159,315	275,181
Average interest rate	0%	0%				0%	0%

Unsecured loans include three loans that have no stated rate of interest, for which the partnership is imputing interest.  One other loan, which has become unsecured, with a coupon rate of 9.25% has been placed by the partnership on nonaccrual status.  As such, the average interest rate for unsecured loans has been reflected at 0%.

Market Risk.

The partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in general interest rates.  The majority of the partnership’s mortgage loans earn interest at fixed rates. Changes in interest rates may also affect the value of the partnership’s investment in mortgage loans and the rates the partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners.  If interest rates increase, the interest rates the partnership obtains from reinvested funds will generally increase, but the value of the partnership’s existing loans at fixed rates will generally tend to decrease.  The risk is mitigated as the partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off.  If interest rates decrease, the amounts becoming available to the partnership for investment due to repayment of partnership loans may be reinvested at lower rates than the partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance their loans with the partnership at a time where the partnership is unable to reinvest in loans of comparable value.  The partnership does not hedge or otherwise seek to manage interest rate risk.  The partnership does not enter into risk sensitive instruments for trading purposes.

The partnership is also at risk for significant declines in the value of the underlying collateral for the loans.  Should the collateral value decline to be less than the outstanding loan balance and any related receivables, the partnership would need to write-down the carrying value of the loan and any related receivables to match the collateral value.  Also, borrowers may be less inclined to make their minimum monthly payments, thus placing a burden on the partnership’s cash flows.

PORTFOLIO REVIEW – For the years ended December 31, 2008, 2007 and 2006.

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate. As of December 31, 2008, 2007 and 2006, the partnership’s loans secured by real property collateral in the nine San Francisco Bay Area counties (San Francisco, San Mateo, Santa Clara, Marin, Alameda, Sonoma, Napa, Solano and Contra Costa) represented $4,018,662 (63%), $4,608,692 (74%), and $5,015,392 (81%), respectively, of the outstanding secured loan portfolio. The majority of the remaining portfolio is represented by loans secured by real estate located in other Northern California counties.

The following table sets forth the distribution of loans held by the partnership by property type for the years ended December 31:

	2008		2007		2006
Single family homes	$3,811,235	59%	$2,613,022	42%	$2,850,592	46%
Apartments	99,233	2	695,625	11	687,500	11
Commercial	1,793,846	28	2,475,890	40	1,774,528	29
Land	721,557	11	417,985	7	905,819	14

Total	$6,425,871	100%	$6,202,522	100%	$6,218,439	100%

The following table sets forth the priorities, asset concentrations and maturities of loans held by the partnership as of December 31, 2008:

	# of Loans	Amount	Percent

First trust deeds	24	$5,279,823	82%
Second trust deeds	4	1,056,999	16
Third trust deeds	1	89,049	2
Total	29	$6,425,871	100%

Maturing prior to 12/31/09	6	$1,379,636	22%
Maturing during 2010	4	1,206,702	19
Maturing during 2011	3	734,233	11
Maturing after 12/31/11	16	3,105,300	48
Total	29	$6,425,871	100%

Average loan		$221,582	3.45%
Largest loan		500,000	7.78%
Smallest loan		89,049	1.39%
Average Loan-to-Value, based upon appraisals
and senior liens at date of inception of loan			58.60%

At December 31, 2008 and 2007, the partnership had four unsecured loans totaling $275,181 and $772,031, respectively.  Three of the loans are non-interest bearing and are due in monthly installments of $2,647 through various maturities.  These monthly payments escalate at various times through the loan maturity date.  Interest has been imputed on these loans at interest rates for comparable loans made during the same periods.

During 2006, a loan in the amount of $571,494 became unsecured.  The partnership placed the loan on nonaccrual status.  The partnership pursued collection efforts against the borrower for the entire amount of outstanding principal, advances and past due interest.  The partnership ultimately negotiated a settlement which resulted in a write-off of $421,431 from the $615,431 then due, which was charged against the allowance for loan losses.  The general partners have established an allowance for loan losses for its unsecured loans as a protection against amounts that may ultimately prove uncollectible.

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

The conclusion a loan may become uncollectible, in whole or in part, is a matter of judgment.  Although institutional lenders are subject to requirements and regulations that, among other things, require them to perform ongoing analyses of their portfolios, loan-to-value ratios, reserves, etc., and to obtain and maintain current information regarding their borrowers and the securing properties, the partnership is not subject to these regulations and has not adopted certain of these practices.  Rather, the general partners, in connection with the periodic closing of the accounting records of the partnership and the preparation of the financial statements, determine whether the allowances for loan losses and real estate held are adequate to cover potential losses of the partnership.  As of December 31, 2008, the general partners have determined the allowances for loan losses and real estate held of $398,867 (4.34% of partners’ capital) is adequate in amount.  Because of the number of variables involved, the magnitude of the swings possible and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.  As of December 31, 2008, there were four secured loans either matured or delinquent in interest payments over 90 days, totaling $691,864.

The partnership may also make loans requiring periodic disbursements of funds.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2008 there were no such loans.

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets - December 31, 2008 and December 31, 2007
•	Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006
•	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

•	Schedule II - Valuation and Qualifying Accounts
•	Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VII
(A CALIFORNIA LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2008 AND 2007
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VII
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2008 and 2007 and the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Redwood Mortgage Investors VII’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
_____________________________
ARMANINO McKENNA  LLP
San Ramon, California
March 31, 2009

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
December 31, 2008 and 2007

ASSETS

	2008	2007
Cash and cash equivalents	$183,779	$351,129
Loans
Loans secured by deeds of trust	6,425,871	6,202,522
Loans, unsecured, net of discount of $84,037 and
$57,577 in 2008 and 2007, respectively	275,181	772,031
Allowance for loan losses	(236,893)	(386,658)
Net loans	6,464,159	6,587,895
Interest and other receivables
Receivable from affiliate	5,838	20,702
Accrued interest and late fees	106,322	73,259
Advances on loans	4,593	6,436
Total interest and other receivables	116,753	100,397
Investment in limited liability company	1,069,877	939,937
Real estate held, net	1,942,067	1,371,401
Total assets	$9,776,635	$9,350,759

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$16,230	$11,865
Mortgage payable	500,000	—
Payable to affiliate	74,830	71,998
Total liabilities	591,060	83,863
Partners’ capital
Limited partners’ capital, subject to redemption	9,173,602	9,254,923
General partners’ capital	11,973	11,973
Total partners’ capital	9,185,575	9,266,896
Total liabilities and partners’ capital	$9,776,635	$9,350,759

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Interest on loans	$568,439	$559,305	$543,039
Interest-interest bearing accounts	6,940	26,186	25,930
Gain on sale of real estate held	316,314	—	—
Late fees	4,346	3,506	6,244
Other	3,420	11,076	6,071
Total revenues	899,459	600,073	581,284
Expenses
Mortgage servicing fees	13,728	—	—
Interest expense	—	—	1,068
Clerical costs from Redwood Mortgage Corp.	7,817	10,754	12,299
Asset management fees	—	2,922	8,748
Provision (recovery) of losses on loans
and real estate held	306,539	(21,122)	(49,102)
Professional services	65,500	66,168	61,186
Other	52,441	35,914	41,701
Total expenses	446,025	94,636	75,900
Net income	$453,434	$505,437	$505,384
Net income
General partners (1%)	$4,534	$5,050	$5,054
Limited partners (99%)	448,900	500,387	500,330
	$453,434	$505,437	$505,384
Net income per $1,000 invested by limited partners
for entire period
-where income is compounded and retained	$50	$55	$55
-where partner receives income
in monthly distributions	$49	$54	$54

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2008, 2007 and 2006

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital	Capital
Balances at December 31, 2005	$9,270,243	$11,973	$9,282,216
Net income	500,330	5,054	505,384
Early withdrawal penalties	(4,744)	—	(4,744)
Partners’ withdrawals	(451,808)	(5,054)	(456,862)

Balances at December 31, 2006	9,314,021	11,973	9,325,994
Net income	500,387	5,050	505,437
Early withdrawal penalties	(4,459)	—	(4,459)
Partners’ withdrawals	(555,026)	(5,050)	(560,076)

Balances at December 31, 2007	9,254,923	11,973	9,266,896
Net income	448,900	4,534	453,434
Early withdrawal penalties	(2,321)	—	(2,321)
Partners’ withdrawals	(527,900)	(4,534)	(532,434)

Balances at December 31, 2008	$9,173,602	$11,973	$9,185,575

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$453,434	$505,437	$505,384
Adjustments to reconcile net income to
net cash provided by operating activities
Provisions for (recovery of) losses on loans
and real estate	306,539	(21,122)	(49,102)
Realized gain on sale of real estate	(316,314)	—	—
Early withdrawal penalty credited to income	(2,321)	(4,459)	(4,744)
Amortization of discount on unsecured loans	(8,225)	(8,225)	(6,169)
Change in operating assets and liabilities
Loans unsecured	48,958	(49,147)	22,186
Accrued interest and late fees	(36,799)	(39,244)	(38,195)
Advances on loans	(10,013)	(6,834)	(2,379)
Receivable from affiliate	14,864	(68)	(20,634)
Accounts payable	4,365	11,865	—
Payable to affiliate	2,832	—	—
Net cash provided by operating activities	457,320	388,203	406,347
Cash flows from investing activities
Principal collected on loans	1,405,304	1,764,863	3,380,178
Loans originated	(1,424,855)	(1,761,446)	(4,459,946)
Payments for development of real estate	(18,200)	—	—
Proceeds from disposition of real estate	75,455	—	79,780
Payments on investment in limited liability company	(132,326)	(64,529)	(27,083)
Proceeds from investment in limited liability company	2,386	—	34,316
Net cash used in investing activities	(92,236)	(61,112)	(992,755)
Cash flows from financing activities
Partners’ withdrawals	(532,434)	(560,076)	(456,862)
Net cash used in financing activities	(532,434)	(560,076)	(456,862)
Net increase (decrease) in cash and cash equivalents	(167,350)	(232,985)	(1,043,270)
Cash and cash equivalents at beginning of year	351,129	584,114	1,627,384
Cash and cash equivalents at end of year	$183,779	$351,129	$584,114
Supplemental disclosures of cash flow information
Cash payments for interest	$—	$—	$1,068

Supplemental disclosure of non-cash investing activities
Secured loan from sale of real estate held	$303,578
Mortgage assumed upon foreclosure of 2nd trust deed	$500,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VII is a California Limited Partnership organized on June 30, 1989.  The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation whose stockholders are Michael R. Burwell and two trusts both of whose trustee is Michael R. Burwell.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, secured by deeds of trust (continued)

At December 31, 2008 and 2007, the partnership had four and three secured loans past maturity or past due 90 days or more totaling $691,864 and $476,870, respectively.  In addition, accrued interest and advances on these secured loans totaled $37,031 and $17,788 at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, as presented in Note 10, the average loan to appraised value of security based upon appraised values and prior indebtedness at the time the loans were consummated was 58.60% and 59.69%, respectively.  When loans are considered impaired, the allowance is updated to reflect the change in the valuation of collateral security.  The table below summarizes the impaired loans for the years ended December 31:

	Number		Total	Total	Impaired		Average		Interest
	of		Impaired	Investment	Loans’		Investment	Interest	Income
	Impaired		Loan	Impaired	Loss		Impaired	Income	Received
Year	Loans		Balance	Loans	Reserve		Loans	Accrued	In Cash
2008	1		$153,000	$161,542	$40,151		$159,689	$14,918	$11,475
2007	—	$		$—	$—	$		$—	$—
2006	—	$		$—	$—	$		$—	$—

During the year the partnership restructured a loan by reducing its interest rate and extending its maturity date.  This restructuring required special accounting treatment under SFAS 114, Accounting by Creditors for Impairment of a Loan, resulting in a loss of $51,453.

In 2007 a loan was settled from the sale of the secured property.  The sales proceeds were insufficient to satisfy the total loan principal balance, advances, accrued interest and late charges.  The total shortfall of $46,637 was charged against the allowance for loan losses.

Loans unsecured, net

During 2006, a previously secured loan became unsecured which resulted in a decrease to secured loans, advances and accrued interest of $531,559, $2,385 and $34,745, respectively, and an increase to unsecured loans of $568,689.  During 2008, the partnership negotiated a settlement which resulted in a write-off of $421,338 from the $615,431 then due which was charged against the allowance for loan losses.

The partnership had three unsecured loans, net of a discount, totaling $275,181 and $772,031 at December 31, 2008 and 2007, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses was as follows:

	December 31, 2008		December 31, 2007
		Percent		Percent
		of loans		loans of
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family	$90,876	59%	$58,262	42%
Apartments	10,744	2	10,217	11
Commercial	30,792	28	41,701	40
Land	29,253	11	27,832	7
Total real estate – mortgage	$161,665	100%	$138,012	100%

Total unsecured loans	$75,228	100%	$248,646	100%

Total allowance for losses	$236,893	100%	$386,658	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses is as follows:

	Years Ended December 31,

	2008	2007	2006
Balance at beginning of year	$386,658	$454,417	$700,536
Charge-offs
Domestic
Real estate – mortgage
Single family	(456,116)	—	—
Apartments	—	—	—
Commercial	(188)	—	(6,707)
Land	—	(46,637)	—
Total charge-offs	(456,304)	(46,637)	(6,707)
Recoveries
Domestic
Real estate – mortgage
Single family	—	—	—
Apartments	—	—	—
Commercial	—	—	—
Land	—	—	—
Total recoveries	—	—	—
Net charge-offs	(456,304)	(46,637)	(6,707)
Additions (recovery) charge to operations	306,539	(21,122)	(49,102)
Transfer to real estate held reserve	—	—	(190,310)
Balance at end of year	$236,893	$386,658	$454,417
Ratio of net charge-offs during the period to average
secured loans outstanding during the period	7.10%	0.75%	0.11%

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in limited liability company

Investment in limited liability company is accounted for using the equity method.  In 2008, the Company had an 8% interest in the Larkin Street Property Company, LLC (see Note 6).

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

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.  During 2008, 2007 and 2006, late fee revenue of $4,346, $3,506, and $6,244, respectively, was recorded.  The partnership has a late fee receivable at December 31, 2008 and 2007 of $3,090 and $1,352, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 became effective on November 15, 2008.  The adoption of this statement did not have a material impact on the partnership’s financial condition and results of operation.

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset in not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the statement of income.  SFAS 156 is effective in the first quarter of 2007.  The adoption of SFAS 156 did not have a material impact on the partnership’s financial condition and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the partnership’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management has elected not to adopt the fair value option for financial assets and financial liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, along with the interim periods within those fiscal years.  Early adoption is prohibited.  Management is currently evaluating the impact and timing of the adoption of SFAS 160 on the partnership’s financial condition.

On July 13, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The partnership adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the partnership’s financial condition and results of operations.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 3 – OTHER PARTNERSHIP PROVISIONS

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

Election to receive monthly, quarterly or annual distributions

At the time of their subscription for units, investors elected either to receive monthly, quarterly or annual distributions of earnings allocations, or to allow earnings to compound.  Subject to certain limitations, a compounding investor may subsequently change his election, but an investor’s election to have cash distributions is irrevocable.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Liquidity, capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non- liquid.  Limited partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of units.

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

After five years from the date of purchase of the units, limited partners have the right to withdraw from the partnership, on an installment basis.  Generally, this is done over a five-year period in twenty quarterly installments.  Once a limited partner has been in the partnership for the minimum five-year period, no penalty will be imposed if withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the five-year (or longer) withdrawal period, the general partners may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given.  This withdrawal is subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital account is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, may be liquidated during any calendar year.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES

The following commissions and fees are paid to the general partners and their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, an affiliate of the general partners may collect an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  During 2008, 2007 and 2006, loan brokerage commissions paid by the borrowers to Redwood Mortgage Corp. were $54,298, $52,150 and $97,358, respectively.

Mortgage servicing fees

Monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal are paid to Redwood Mortgage Corp., an affiliate of the general partners, based on the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued.  Additional service fees are recorded upon the receipt of any subsequent payments on impaired loans.  The table below summarizes the mortgage servicing fees paid for the years 2006-2008.

	Years ended December 31,
	2008	2007	2006

Maximum chargeable	$88,470	$82,968	$84,971
Waived	(74,742)	(82,968)	(84,971)
Net charged	$13,728	$—	$—

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  From time to time the general partners have waived some or this entire fee.  The table below summarizes the asset management fees paid for the years 2006-2008.

	Years ended December 31,
	2008	2007	2006

Maximum chargeable	$34,678	$34,964	$34,955
Waived	(34,678)	(32,042)	(26,207)
Net charged	$—	$2,922	$8,748

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners or affiliates.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 4 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Operating expenses

The partnership receives certain operating and administrative services from Redwood Mortgage Corp.  Redwood Mortgage Corp may be reimbursed by the partnership for operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, and postage and preparation of reports to limited partners.  During 2008, 2007 and 2006, operating expenses totaling $7,817, $10,754 and $12,299, respectively, were reimbursed to Redwood Mortgage Corp.  For the first quarter of 2008, $3,052 of costs was waived by Redwood Mortgage Corp.

NOTE 5 – REAL ESTATE HELD

During August 2008, the partnership acquired a commercial-agricultural property encumbered by a first deed of trust in the amount of $500,000 with a private party (see Note 7).  In a non-cash transaction, the partnership has taken ownership through foreclosure subject to this mortgage and the partnership is now making the monthly payments.  As of December 31, 2008, the partnership’s investment in this property was $633,386.

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One of the parcels comprising the property was sold during 2006 for $336,652.  The partnership incurred a loss of $28,336 on this sale, which was fully reserved.  At December 31, 2008, the partnership’s total investment in this property was $1,470,655, less a remaining reserve of $161,974.

In 1993, the partnership, together with two other affiliates, acquired through foreclosure a parcel of land located in East Palo Alto, California.  In December 2008, the partnership, along with the two other affiliates, sold this property to an affiliate of Redwood Mortgage Corp. for the property’s current market value.  The partnership’s share of the current market value was $379,472.  The partnership received 20% of the sales price in cash ($75,455) and the balance in the form of a secured loan of $303,578 at 7.00%, amortized for 20 years, due in full on January 1, 2016.  The related gain on sale was recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate.  The partnership is not obligated for any future performance related this property.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of December 31, 2008 and 2007:

	2008	2007
Costs of properties	$2,104,041	$1,533,375
Reduction in value	(161,974)	(161,974)
Real estate held for sale, net	$1,942,067	$1,371,401

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 6 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances.  This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”).  The partnership owns 8% of the interests in Larkin and 92% is owned by three other affiliates of the partnership.  No allowance for loss has been set aside as management believes the fair value of the property exceeds the combined partnerships’ investment in the property.  The partnership intends to undertake additional improvements to the property.  As of December 30, 2008, the partnership has capitalized $233,175 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At December 30, 2008, the partnership’s investment in Larkin totaled $1,069,877.

NOTE 7 – BORROWINGS

Bank line of credit

The partnership had a bank line of credit secured by its loan portfolio of up to $2,500,000 at .25% over prime.  This credit facility was terminated in 2007.

Mortgage

The partnership obtained a property through foreclosure which was subject to an interest only first lien of $500,000 with a 7.20% interest rate and matures on April 1, 2011.  The partnership is making the monthly payments to the senior mortgage holder.

NOTE 8 – INCOME TAXES

The following reflects a reconciliation of partners’ capital reflected in the financial statements to the tax basis of the partnership capital:

	2008	2007
Partners’ capital per financial statements	$9,185,575	$9,266,896
Allowance for loan losses	236,893	386,658
Allowance for real estate losses	161,974	161,974
Partners’ capital tax basis	$9,584,442	$9,815,528

In 2008 and 2007, approximately 71% of taxable income was allocated to tax-exempt organizations (i.e., retirement plans).

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The partnership does not record loans at fair value on a recurring basis.

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008:  ($ in thousands)

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2008
Impaired loans	$—	$—	$153,000	$153,000

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of these non-impaired loans of $6,393,000 and $6,206,000 at December 31, 2008 and 2007, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

(c)
Unsecured loans (Level 3).  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 10 – LOAN CONCENTRATIONS AND CHARACTERISTICS

At December 31, 2008 and 2007, the loans secured by recorded deeds of trust had the following characteristics:

	2008	2007
Number of secured loans outstanding	29	25
Total secured loans outstanding	$6,425,871	$6,202,522

Average secured loan outstanding	$221,582	$248,101
Average secured loan as percent of total secured loans	3.45%	4.00%
Average secured loan as percent of partners’ capital	2.41%	2.68%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	7.78%	8.06%
Largest secured loan as percent of partners’ capital	5.44%	5.40%
Largest secured loan as percent of total assets	5.11%	5.35%

Number of counties where security is located (all California)	18	15
Largest percentage of loans in one county	15.73%	31.37%
Number of secured loans in foreclosure	2	—
Amount of secured loans in foreclosure	323,865	—

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

The following categories of secured loans were held at December 31, 2008 and 2007:

	2008	2007
First trust deeds	$5,279,823	$5,046,885
Second trust deeds	1,056,999	1,065,972
Third trust deeds	89,049	89,665
Total secured loans	6,425,871	6,202,522
Prior liens due other lenders at time of loan	1,666,711	2,308,163
Total debt	$8,092,582	$8,510,685

Appraised property value at time of loan	$13,809,106	$14,257,967
Total secured loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	58.60%	59.69%

Secured loans by type of property
Single family	$3,811,235	$2,613,022
Apartments	99,233	695,625
Commercial	1,793,846	2,475,890
Land	721,557	417,985
Total secured loans	$6,425,871	$6,202,522

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 10 – LOAN CONCENTRATIONS AND CHARACTERISTICS (continued)

The interest rates on these loans ranged from 7.00% to 11.00% at December 31, 2008 and 2007.

Scheduled maturity dates of secured loans as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$1,379,636
2010	1,206,702
2011	734,233
2012	1,396,953
2013	669,559
Thereafter	1,038,788
Total secured loans	$6,425,871

The scheduled maturities for 2008 above include two loans past maturity at December 31, 2008.  Occasionally, the partnership allows borrowers to continue to make the payments on loans past maturity for periods of time.  It is the partnership’s experience loans are sometimes refinanced or repaid before the maturity date.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership periodically negotiates various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of December 31, 2008.  As of December 31, 2008, there was one loan under workout agreement.

Construction / rehabilitation loans

The partnership makes construction and rehabilitation loans, which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2008, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE 12 – SELECTED FINANCIAL INFORMATION (Unaudited)

	Calendar Quarter
	First	Second	Third	Fourth	Annual
Revenues
2008	$147,772	$149,987	$148,167	$453,533	$899,459
2007	$149,715	$137,484	$157,471	$155,403	$600,073

Expenses
2008	$25,866	$32,785	$37,649	$349,725	$446,025
2007	$23,003	$11,100	$31,188	$29,345	$94,636

Net income allocated
to general partners
2008	$1,229	$1,172	$1,095	$1,038	$4,534
2007	$1,267	$1,264	$1,263	$1,256	$5,050

Net income allocated
to limited partners
2008	$120,677	$116,030	$109,423	$102,770	$448,900
2007	$125,445	$125,120	$125,020	$124,802	$500,387

Net income per
$1,000 invested
Where income is
Reinvested
2008	$13	$13	$12	$12	$50
2007	$13	$14	$14	$14	$55

Withdrawn
2008	$13	$13	$11	$12	$49
2007	$13	$13	$13	$15	$54

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts for the years ended
December 31, 2008, 2007 and 2006

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2006
Deducted from asset accounts
Allowance for loan losses	$700,536	$(49,102)	$—	$(197,017)	(b)	$454,417

Cumulative write-down of
real estate owned	—	—	—	161,974	(b)	161,974
	$700,536	$(49,102)	$—	$(35,043)		$616,391
Year ended December 31, 2007
Deducted from asset accounts
Allowance for loan losses	$454,417	$(21,122)	$—	$(46,637)	(b)	$386,658

Cumulative write-down of
real estate owned	161,974	—	—	—		161,974
	$616,391	$(21,122)	$—	$(46,637)		$548,632
Year ended December 31, 2008
Deducted from asset accounts
Allowance for loan losses	$386,658	$306,539	$—	$(456,304)	(a)	$236,893

Cumulative write-down of
real estate owned	161,974	—	—	—		161,974
	$548,632	$306,539	$—	$(456,304)		$398,867

(a) Represents write-offs of loans
(b) Represents sales of REO

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2008

							Col. H
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to	Col. I	Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Type	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location
Res.	9.50%	11/01/13	$2,087	$—	$248,240	$248,118	$—	1st	Los Angeles
Res.	10.00%	11/01/15	1,398	—	159,250	159,161	—	1st	San Diego
Res.	9.25%	12/01/15	1,193	—	145,000	145,000	—	1st	Alameda
Res.	9.50%	11/01/13	1,503	—	178,750	178,581	—	1st	Los Angeles
Res.	9.25%	01/01/14	1,028	100,000	125,000	125,000	—	2nd	Mariposa
Res.	9.50%	01/01/14	1,825	183,153	217,000	217,000	—	2nd	Monterey
Res.	9.00%	04/01/09	1,139	—	141,500	133,297	—	1st	San Joaquin
Res.	8.50%	03/01/09	1,771	—	200,000	250,000	—	1st	Monterey
Comm.	9.50%	03/01/10	3,279	—	390,000	380,486	—	1st	San Mateo
Res.	9.00%	03/01/10	1,046	—	130,000	126,216	—	1st	Santa Cruz
Res.	8.50%	01/01/08	1,523	200,398	215,000	214,999	—	2nd	Solano
Land	11.00%	02/01/08	1,742	—	190,000	189,443	189,443	1st	Calaveras
Res.	8.88%	07/01/11	3,698	1,083,333	500,000	500,000	—	2nd	San Francisco
Comm.	10.25%	02/01/10	2,563	—	300,000	300,000	—	1st	Santa Clara
Land	7.00%	10/01/09	1,333	—	228,536	228,536	—	1st	Stanislaus
Res.	9.25%	01/01/11	1,041	—	135,000	135,000	—	1st	Riverside
Res.	10.00%	01/01/12	1,275	—	153,000	153,000	153,000	1st	Contra Costa
Res.	7.00%	01/01/12	1,111	—	135,000	134,422	134,422	1st	San Bernardino
Res.	9.25%	05/01/17	740	99,827	90,000	89,049	—	3rd	Alameda
Res.	9.75%	06/01/12	2,449	—	285,000	282,434	—	1st	San Joaquin
Comm.	10.50%	07/01/09	3,285	—	450,000	363,360	—	1st	Solano
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Res.	10.00%	10/01/12	1,185	—	135,000	134,184	—	1st	Alameda
Res.	10.00%	10/01/12	3,028	—	345,000	342,914	—	1st	Sonoma
Res.	9.50%	04/01/13	1,207	—	143,500	143,148	—	1st	Alameda
Comm.	9.88%	05/01/10	3,292	—	400,000	400,000	—	1st	Alameda
Apts.	10.50%	06/01/11	875	—	100,000	99,233	—	1st	Napa
Res.	9.50%	06/01/13	841	—	100,000	99,712	—	1st	Alameda
Land	7.00%	01/01/16	2,354	—	303,578	303,578	—	1st	Santa Clara

Total			$52,436	$1,666,711	$6,493,354	$6,425,871	$476,865

Note:  Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV (continued)
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate, continued

Reconciliation of carrying amount (cost) of loans at close of periods

	Year ended December 31,
	2008	2007	2006

Balance at beginning of year	$6,202,522	$6,218,439	$5,488,401
Additions during period
New loans	1,728,433	1,761,446	4,459,946
Other	—	—	228,536
Total additions	1,728,433	1,761,446	4,688,482

Deductions during period
Collections of principal	1,405,304	1,764,863	3,380,178
Foreclosures	99,780	—	—
Cost of loans sold	—	—	—
Amortization of premium	—	—	—
Other	—	12,500	538,266
Total deductions	1,505,084	1,777,363	3,918,444

Balance at close of year	$6,425,871	$6,202,522	$6,218,439

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2008 and 2007.

Item 9A(T) – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the general partners concluded the partnership’s disclosure controls and procedures were effective.

General Partner's Report on Internal Control Over Financial Reporting.

The general partners are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the partnership's independent registered public accounting firm regarding internal control over financial reporting. The general partner’s report was not subject to attestation by the partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission permitting the partnership to provide only the general partner’s report in this annual report.

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 52, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-present); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

I.  THE FOLLOWING COMPENSATION HAS BEEN PAID TO THE GENERAL PARTNERS AND/OR THEIR AFFILIATES FOR SERVICES RENDERED DURING THE YEAR ENDED DECEMBER 31, 2008.  ALL SUCH COMPENSATION IS IN COMPLIANCE WITH THE GUIDELINES AND LIMITATIONS SET FORTH IN THE PARTNERSHIP AGREEMENT.

Entity Receiving Compensation	Description of Compensation and Services Rendered	Amount
Redwood Mortgage Corp.	Mortgage Servicing Fee for servicing loans	$13,728

General Partners &/or Affiliates	Asset Management Fee for managing assets	$0

General Partners	1% interest in profits	$4,534

II. FEES PAID BY BORROWERS ON MORTGAGE LOANS PLACED WITH THE PARTNERSHIP BY COMPANIES RELATED TO THE GENERAL PARTNERS (EXPENSES OF BORROWERS NOT OF THE PARTNERSHIP) DURING THE YEAR ENDED DECEMBER 31, 2008

Redwood Mortgage Corp.	Mortgage Brokerage Commissions for services in connection
	with the review, selection, evaluation, negotiation, and extension
	of the loans paid by the borrowers and not by the Partnership	$54,298

Redwood Mortgage Corp.	Processing and Escrow Fees for services in connection with fees
	notary, document preparation, credit investigation, and escrow
	payable by the borrowers and not by the Partnership	$4,656

Gymno Corporation	Reconveyance Fee	$144

III. IN ADDITION, THE GENERAL PARTNERS AND/OR RELATED COMPANIES PAY CERTAIN EXPENSES ON BEHALF OF THE PARTNERSHIP FOR WHICH IT IS REIMBURSED AS NOTED IN THE STATEMENT OF INCOME DURING THE YEAR ENDED DECEMBER 31, 2008  . . . . . . . $7,817

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The general partners own an aggregate total of 1% of the partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Refer to footnotes 3 and 4 of the Notes to Financial Statements in Part II item 8, which describes related party fees and data, and to footnote 5 which describes a sale of property in which the partnership had an interest to an affiliate of Redwood Mortgage Corp.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2008 and 2007 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2008 and 2007 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K and review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q were $53,826 and $54,414, respectively.

Audit Related Fees   There were no fees billed during the years ended December 31, 2008 and 2007 for audit-related services.

Tax fees   The aggregate fees billed for tax services for the years ended December 31, 2008 and 2007 were $3,318 and $4,475, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees   There were no other fees billed during the years ended December 31, 2008 and 2007.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March 2009.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March 2009.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2009

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 31, 2009

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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
March 31, 2009

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

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

/s/ Michael R. Burwell
_____________________________
Michael R. Burwell, President, Secretary/Treasurer and
Chief Financial Officer, of Gymno
Corporation, General Partner
March 31, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
_____________________________
Michael R. Burwell, General Partner
March 31, 2009

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
March 31, 2009