Form 10-Q
period 2009-06-30
REDWOOD MORTGAGE INVESTORS VII
filed 2009-08-14
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
BALANCE SHEETS
JUNE 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$373,968	$183,779

Loans
Loans, secured by deeds of trust	5,859,064	6,425,871
Loans, unsecured, net discount of $77,843 and $84,037 for
June 30, 2009 and December 31, 2008, respectively	250,740	275,181
Allowance for loan losses	(247,724)	(236,893)
Net loans	5,862,080	6,464,159

Interest and other receivables
Receivable from affiliate	97	5,838
Accrued interest and late fees	132,345	106,322
Advances on loans	7,989	4,593
Total interest and other receivables	140,431	116,753

Investment in limited liability company	1,164,418	1,069,877
Real estate held, net	2,138,393	1,942,067
Total assets	$9,679,290	$9,776,635

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$25,827	$16,230
Mortgage payable	500,000	500,000
Payable to affiliate	80,536	74,830
Total liabilities	606,363	591,060

Partners’ capital
Limited partners’ capital, subject to redemption	9,061,209	9,173,602
General partners’ capital	11,718	11,973
Total partners’ capital	9,072,927	9,185,575

Total liabilities and partners’ capital	$9,679,290	$9,776,635

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues
Interest on loans	$132,553	$148,171	$278,053	$291,941
Other interest	1,192	643	1,845	2,468
Late fees	528	193	984	888
Other	1,221	980	1,982	2,462
Total revenues	135,494	149,987	282,864	297,759
Expenses
Mortgage servicing fees	13,903	—	28,517	—
Clerical costs through Redwood Mortgage Corp.	3,060	2,402	6,105	2,402
Asset management fees	2,866	—	5,741	—
Provision for (recovery of) losses on loans and
real estate owned	31,448	(2,174)	32,479	(2,174)
Professional services	19,504	21,133	35,443	39,597
Other	10,423	11,424	23,794	18,826
Total expenses	81,204	32,785	132,079	58,651
Net income	$54,290	$117,202	$150,785	$239,108

Net income: general partners ( 1%)	$798	$1,172	$1,763	$2,401
limited partners (99%)	53,492	116,030	149,022	236,707
	$54,290	$117,202	$150,785	$239,108
Net income per $1,000 invested by limited
partners for entire period

-where income is compounded and retained	$6	$13	$16	$26

-where partner receives income in monthly
distributions	$6	$13	$16	$26

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (unaudited)

	2009	2008
Cash flows from operating activities
Net income	$150,785	$239,108
Adjustments to reconcile net income to net cash provided
by operating activities
Provision for (recovery of) losses on loans and real estate	32,479	(2,174)
Early withdrawal penalties credited to income	(1,115)	(1,862)
Amortization of discount on unsecured loans	(6,194)	(4,113)
Change in operating assets and liabilities
Loans, unsecured	26,635	(18,100)
Accrued interest and late fees	(49,015)	(6,539)
Advances on loan	(3,564)	(1,503)
Receivable from affiliate	5,741	(372)
Accounts payable and accrued liabilities	9,597	—
Payable to affiliate	5,706	100,662

Net cash provided by operating activities	171,055	305,107

Cash flows from investing activities
Principal collected on loans	377,364	193,541
Loans originated	—	(351,616)
Payments for development of real estate	(1,371)	—
Payments on investment in limited liability company	(94,541)	(67,432)
Proceeds from investment in limited liability company	—	2,386

Net cash provided by investing activities	281,452	(223,121)

Cash flows from financing activities
Partners’ withdrawals	(262,318)	(292,556)

Net increase (decrease) in cash and cash equivalents	190,189	(210,570)

Cash and cash equivalents – beginning of period	183,779	351,129

Cash and cash equivalents – end of period	$373,968	$140,559

Supplemental disclosures of cash flow information
Cash paid for interest	$6,000	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The partnership places its cash and temporary cash investments with high credit quality institutions.  Periodically, such investments may be in excess of federally insured limits.

Loans secured by deeds of trust

The partnership generally funds loans with a fixed interest rate and a five year term.  Approximately half of all loans outstanding provide for monthly payments of interest, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

Loans generally are stated at their outstanding unpaid principal balance with interest thereon being accrued as earned.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, and the shortfall in the amounts due is significant, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate.  If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral.

At June 30, 2009 and December 31, 2008, the partnership had five and four loans respectively, past maturity or more than 90 days past due in interest payments or principal, with aggregate principal balances of $1,458,436 and $691,864, respectively. In addition, accrued interest, late charges and advances totaled $66,754 and $37,031, respectively.  At June 30, 2009, two loans with an aggregate principal balance of $514,908 with filed notices of default, were included in the more than 90 days past due totals.  At December 31, 2008, there were two loans totaling $323,865 with a filed notice of default.  At June 30, 2009 and December 31, 2008, as presented in Note 8, the average loan to appraised value of security based upon appraised values and prior liens at the time the loans were consummated was 59.00% and 58.60%, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  When loans are considered impaired the allowance for loan loss is updated to reflect the change in the valuation of collateral security. The tables below summarize the impaired loans and their activity for the periods ended June 30, 2009 and 2008:

As of June 30,
	Number	Total	Total	Impaired
	of	Impaired	Investment	Loans
	Impaired	Loan	Impaired	Loss
	Loans	Balance	Loans	Reserve
2009	1	$153,000	$160,124	$39,299
2008	—	$—	$—	$—

	For the three months ended June 30,			For the six months ended June 30,
	Average		Interest	Average		Interest
	Investment	Interest	Income	Investment	Interest	Income
	Impaired	Income	Received	Impaired	Income	Received
	Loans	Accrued	In Cash	Loans	Accrued	In Cash
2009	$160,462	$—	$750	$160,833	$—	$750
2008	$—	$—	$—	$—	$—	$—

Loans unsecured by deeds of trust

The partnership had four unsecured loans, net of a discount, totaling $250,740 and $275,181 at June 30, 2009 and December 31, 2008, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009		December 31, 2008
		Percent		Percent
		of loans		of loans
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Balance at end of period applicable to:
Domestic
Real estate – mortgage
Single family	$97,891	65%	$90,876	59%
Apartments	738	2	10,744	2
Commercial	22,865	24	30,792	28
Land	22,010	9	29,253	11
Total real estate – mortgage	$143,504	100%	$161,665	100%

Total unsecured loans	$104,220	100%	$75,228	100%

Total allowance for losses	$247,724	100%	$236,893	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 was as follows:

	2009	2008
Balance at beginning of year	$236,893	$386,658

Charge-offs
Domestic
Real estate - mortgage
Single family	(4,000)	—
Apartments	—	—
Commercial	—	(188)
Land	—	—
	(4,000)	(188)
Recoveries
Domestic
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(4,000)	(188)
Additions (recovery) charged to operations	32,479	(2,174)
Transfer to real estate held reserve	(17,648)	—

Balance at end of period	$247,724	$384,296

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.07%	0.00%

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
JUNE 30, 2009 (unaudited)

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

Subsequent events

The partnership has evaluated subsequent events through July 31, 2009, the date of issuance of the financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

On January 1, 2008, the partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The partnership deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  The adoption of FSP FAS 157-3 did not have a material effect on the partnership’s results of operations, financial position or liquidity.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157 (see above), when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of this release did not have a material impact on the partnership’s financial condition and results of operation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the partnership’s disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the partnership’s accounting or disclosures.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In June 2009 the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification is not expected to have a material impact on the partnership’s accounting polices.

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

Mortgage servicing fees

Redwood Mortgage Corp., an affiliate of the general partners, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria in determining the exact amount of fees to be waived.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$20,855	$23,354	$42,777	$46,148
Waived	(6,952)	(23,354)	(14,260)	(46,148)
Net charged	$13,903	$—	$28,517	$—

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$8,598	$8,673	$17,223	$17,381
Waived	(5,732)	(8,673)	(11,482)	(17,381)
Net charged	$2,866	$—	$5,741	$—

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

In March 2009, the partnership acquired a parcel of land through foreclosure.  The partnership’s investment at the time of acquisition and June 30, 2009 is $212,603.  Secured loans declined by $212,435 and advances declined by $168.  The partnership is currently evaluating plans for disposition of this property.

In August 2008, the partnership acquired through foreclosure, a commercial-agricultural property encumbered by a first deed of trust securing a loan in the amount of $500,000 held by a third-party lender (see Note 6).  As of June 30, 2009, the partnership’s investment in this property was $634,756, less a reserve of $10,000.  This property is not currently being leased and is not generating any revenue.  The partnership is currently evaluating plans for the disposition or use of this property.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE HELD (continued)

In December 2004, the partnership acquired land through a deed in lieu of foreclosure.  At the date of acquisition, the partnership’s investment totaled $1,752,836 including accrued interest and advances.  During 2006, management established a $190,310 reserve against this property to reduce the carrying amount to management’s estimate of the ultimate net realizable value of the property.  One of the parcels comprising the property was sold during 2006 for $336,652.  The partnership incurred a loss of $28,336 on this sale, which was fully reserved.  In March 2009, the reserve was increased by $7,647.  At June 30, 2009, the partnership’s total investment in this property was $1,470,655, less a reserve of $169,621.

The following schedule reflects the costs of real estate acquired through foreclosure and the recorded reductions to estimated fair values, including estimated costs to sell as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Costs of properties	$2,318,014	$2,104,041
Reduction in value	(179,621)	(161,974)
Real estate held for sale, net	$2,138,393	$1,942,067

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances.  This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”).  The partnership owns 8% of the interests in Larkin and 92% is owned by three other affiliates of the partnership.  No allowance for loss has been set aside as management believes the fair value of the property exceeds the combined partnerships’ investment in the property.  The property has not been leased or occupied since its acquisition in 2005 and has not generated any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.  As of June 30, 2009, the partnership has capitalized $327,716 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At June 30, 2009, the partnership’s investment in Larkin totaled $1,164,418.

NOTE 6 – MORTGAGE PAYABLE

In August 2008, the partnership obtained through foreclosure a property subject to an interest only first lien of $500,000 with a 7.20% interest rate and a maturity date of April 1, 2011.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

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

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Impaired secured loans	$—	$—	$120,825	$120,825
Unsecured loans	$—	$—	$146,521	$146,521
Real estate owned	$—	$—	$2,138,393	$2,138,393

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans (Level 2).  The fair value of the non-impaired loans of $5,833,969 and $6,393,000 at June 30, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 7 – FAIR VALUE (continued)

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

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At June 30, 2009 and December 31, 2008, the loans secured by recorded deeds of trust had the following characteristics:

	June 30,	December 31,
	2009	2008
Number of secured loans outstanding	27	29
Total secured loans outstanding	$5,859,064	$6,425,871

Average secured loan outstanding	$217,002	$221,582
Average secured loan as percent of total secured loans	3.70%	3.45%
Average secured loan as percent of partners’ capital	2.39%	2.41%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	8.53%	7.78%
Largest secured loan as percent of partners’ capital	5.51%	5.44%
Largest secured loan as percent of total assets	5.17%	5.11%

Number of counties where security is located (all California)	17	18

Largest percentage of secured loans in one county	17.26%	15.73%

Number of secured loans in foreclosure status	2	2
Amounts of secured loans in foreclosure	$514,908	$323,865

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
First trust deeds	$4,714,297	$5,279,823
Second trust deeds	1,056,048	1,056,999
Third trust deeds	88,719	89,049
Total loans	5,859,064	6,425,871
Prior liens due other lenders at time of loan	1,666,711	1,666,711

Total debt	$7,525,775	$8,092,582

Appraised property value at time of loan	$12,754,561	$13,809,106

Total loans as percent of appraisals based on appraised
values and prior liens at time loan was consummated	59.00%	58.60%

Loans by type of property
Single family	$3,800,987	$3,811,235
Apartments	98,426	99,233
Commercial	1,430,486	1,793,846
Land	529,165	721,557
	$5,859,064	$6,425,871

Scheduled maturity dates of secured loans as of June 30, 2009 are as follows:

Year Ending December 31,
2009	$443,528
2010	1,456,094
2011	865,875
2012	1,394,987
2013	668,161
Thereafter	1,030,419

$5,859,064

One loan totaling $214,992 was past maturity at June 30, 2009.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers.  Under the terms of these workout agreements, the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of June 30, 2009 and December 31, 2008, there were four and one loans, respectively, in workout agreements.

Legal proceedings

The partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

Part I – Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF THE PARTNERSHIP

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2009 annualized yield estimates, additional foreclosures in 2009, expectations regarding the levels of loan delinquencies and loan repayments, expectations regarding the numbers of loan extensions, workouts and foreclosures, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, expectations regarding the partnership’s plans to hold or sell properties which it forecloses, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the Company has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At June 30, 2009, the partnership owned four parcels of real property.

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

Recent trends in the economy, particularly the downward trend in real estate values, have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $0 and $11,500 for the three month periods and $0 and $18,305 for the six month periods ended June 30, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$20,855	$23,354	$42,777	$46,148
Waived	(6,952)	(23,354)	(14,260)	(46,148)
Net charged	$13,903	$—	$28,517	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future.  The table below summarizes the asset management fees paid to the general partners for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Maximum chargeable	$8,598	$8,673	$17,223	$17,381
Waived	(5,732)	(8,673)	(11,482)	(17,381)
Net charged	$2,866	$—	$5,741	$—

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $0 and $692 for the three month periods, and $15 and $1,172 for the six month periods, ended June 30, 2009 and 2008, respectively.

•
Income and Losses   All income and losses are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was $798 and $1,172 for the three month periods and $1,763 and $2,401 for the six month periods, ended June 30, 2009 and 2008, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $3,060 and $2,402 for the three month periods and $6,105 and $2,402 for the six month periods, ended June 30, 2009 and 2008, respectively.  For the first quarter of 2008, Redwood Mortgage Corp. waived $3,052 of costs.

•
Contributed Capital   The general partners jointly and severally are required to contribute an amount equal to 1/10 of 1% in cash contributions as proceeds from the partnership’s offering of units received from the limited partners.  As of September 30, 1992, the date the offering closed, Gymno Corporation, a general partner, had contributed $11,998 as capital in accordance with the partnership agreement.  After adjusting for capital and earnings liquidations, the general partners’ capital was $11,718 and $11,973 as of June 30, 2009 and December 31, 2008, respectively.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended June 30, 2009 versus 2008		Changes during the six months ended June 30, 2009 versus 2008
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(15,618)	(11)%	$(13,888)	(5)%
Other interest	549	85	(623)	(25)
Late fees	335	174	96	11
Other	241	25	(480)	(19)
Total revenues	(14,493)	(10)	(14,895)	(5)

Expenses
Mortgage servicing fees	13,903	—	28,517	—
Clerical costs through Redwood Mortgage Corp.	658	27	3,703	154
Asset management fees	2,866	—	5,741	—
Provision for losses on loans and real estate	33,622	(1,547)	34,653	(1,594)
Professional services	(1,629)	(8)	(4,154)	(10)
Other	(1,001)	(9)	4,968	26
Total expenses	48,419	148	73,428	125

Net income	$(62,912)	(54)%	$(88,323)	(37)%

Please refer to the above table throughout the discussions of Results of Operations

The decrease in interest on loans for the three and six month periods ended June 30, 2009 as compared to the same period in 2008 was due to a decrease in the average loan portfolio balance and a decrease in the effective average interest rate primarily due to increased loan delinquencies.  Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The table below recaps these averages.

	Three Months ended June 30,		Six Months ended June 30,
		Average		Average
		Interest		Interest
	Average	Rate	Average	Rate
	Secured	Adjusted	Secured	Adjusted
	Loan	For	Loan	For
Year	Balance	Discount	Balance	Discount
2008	$6,261,059	9.33%	$6,182,762	9.31%
2009	$5,862,904	8.76%	$6,092,506	8.92%

The increase in other interest for the three month period ended June 30, 2009 as compared to 2008 was due to a higher average balance of deposits in the interest-bearing accounts offset by a lower average rate of interest earned.  The decrease for the six month period was due to lower average rate of interest earned, offset by a slightly higher average balance of deposits.  The table below summarizes the components in this area.

	Three Months ended June 30,		Six Months ended June 30,
	Average		Average
	Interest	Average	Interest	Average
	Bearing	Interest	Bearing	Interest
Year	Balance	Rate	Balance	Rate
2008	$195,448	1.32%	$301,214	1.64%
2009	$479,182	1.00%	$362,023	1.02%

Mortgage servicing fees increased for the three and six month periods ended June 30, 2009 as compared to the same period in 2008.  For 2009, Redwood Mortgage Corp. waived one-third of these fees, and for 2008 had waived all of these fees.

The increase in clerical costs through Redwood Mortgage Corp. for the three and six month period ended June 30, 2009 as compared to the same period in 2008 was due to Redwood Mortgage Corp. waiving $3,052 of fees in the first quarter of 2008.

Asset management fees increased for the three and six month periods ended June 30, 2009 as compared to the same period in 2008, due to Redwood Mortgage Corp. waiving 100% of the fees in 2008 and two-thirds of the fees in 2009.

The increase in the provision for losses on loans and real estate held for the three and six month periods ended June 30, 2009 as compared to 2008 was due to management’s decision to increase the allowance for losses to reflect the current market conditions.

The decrease in professional services for the three and six month periods ended June 30, 2009 as compared to the same period in 2008, was due to general decreases in professional costs for legal services, audits, tax return processing and the timing of billing.

The decrease in other expenses for the three month period ended June 30, 2009 as compared to the same period in 2008, was due to expenses related to an owned property, which was sold in late 2008.  The increase in other expenses for the six month period was due to expenses related to the two newest pieces of real estate held, which were not owned at this time in 2008.

Partnership capital decreased from $9,185,575 at December 31, 2008 to $9,072,927 at June 30, 2009.  The decrease is attributable to capital liquidations exceeding earnings reinvested.  The partnership’s net income for the periods ending June 30, 2009 and 2008 was $150,785 and $239,108, respectively.  Distributions to compounding and distributing limited partners totaled $174,510 and $237,700, respectively.  The partnership capital declined $81,321 in 2008.

The partnership began funding loans in December 1989.  The aggregate principal balance of the partnership’s secured loans outstanding as of June 30, 2009 and December 31, 2008 were $5,859,064 and $6,425,871, respectively.

Delinquencies on partnership loans are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last 28 years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of June 30, 2009, there were two loans with a filed notice of default.

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

At June 30, 2009, the partnership’s loan portfolio had four loans 90 days or more past due in interest payments, with an aggregate principal balance of $1,243,444 and a weighted average interest rate of 8.52%.  Three of these loans are secured by a first deed of trust and one is secured by a second deed of trust.  At such date, the partnership also had one loan past maturity with a principal balance of $214,992 bearing an interest rate of 8.50%.  This loan is secured by a second deed of trust.  With respect to the loans that have matured or are past due in interest payments, the partnership will attempt to collect such amounts in full and, if collection is not successful, the partnership may consider entering into a workout agreement, restructuring the loan or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan.

The partnership had two filed notices of default totaling $514,908, at June 30, 2009, both of which are included in the five delinquent loans noted above.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Four of the partnership’s loans totaling $763,495 were subject to workout agreements as of June 30, 2009, one of which is included in the five delinquent loans noted above and also has a filed notice of default.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow.

Workout agreements and foreclosures generally exist within our loan portfolio to greater or lesser degrees, depending primarily on the health of the economy.  The general partners expect the number of foreclosures and workout agreements will generally rise during economic downturns and conversely fall during good economic times.  These workouts and delinquencies have been considered when the general partners arrive at an appropriate allowance for loan losses based on their experience, and are reflective of the partnership’s loan marketplace segment.  Because of the number of variables involved, the magnitude of possible swings and the general partners’ inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the general partners.

The partnership has three unsecured loans totaling $250,740 net of a discount.  These unsecured loans are considered impaired; however, regular payments are being received on all three loans.

The partnership made a provision of $32,479 and recovery of ($2,174) to the loan loss reserve during the six month periods ended June 30, 2009 and 2008, respectively.  The allowance for loan loss reserve of $247,724 and $236,893 as of June 30, 2009 and December 31, 2008, respectively, is considered to be adequate for the total net loan portfolio balances of $6,109,804 and $6,701,052, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of June 30, 2009 and 2008, the partnership held 27 secured loans in the following locations and categories:

	June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$3,649,354	62%	$4,768,959	75%
Other Northern California counties	1,359,141	23	962,216	15
Southern California counties	850,569	15	629,422	10
Total	$5,859,064	100%	$6,360,597	100%

Property type
Single Family	$3,800,987	65%	$2,852,703	44%
Apartments	98,426	2	1,195,500	19
Commercial	1,430,486	24	1,894,415	30
Land	529,165	9	417,979	7
Total	$5,859,064	100%	$6,360,597	100%

The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the partnership as of June 30, 2009:

	# of Loans	Amount	Percent

First trust deeds	22	$4,714,297	80%
Second trust deeds	4	1,056,048	18%
Third trust deeds	1	88,719	2%
Total	27	$5,859,064	100%

Maturing prior to 12/31/09	2	$443,528	7%
Maturing during 2010	5	1,456,094	25%
Maturing during 2011	4	865,875	15%
Maturing after 12/31/11	16	3,093,567	53%
Total	27	$5,859,064	100%

Average loan		$217,002	3.70%
Largest loan		500,000	8.53%
Smallest loan		88,719	1.51%
Average loan-to-value, based upon appraisals
and senior liens at date of inception of loan			59.00%

The partnership’s largest loan in the principal amount of $500,000 represents 8.53% of outstanding secured loans and 5.17% of partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of subscription to the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of June 30, 2009 and 2008, limited partners electing to withdraw earnings represented 40% and 39%, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Distributing	$32,106	$44,845	$69,106	$91,917
Compounding	$46,874	$71,185	$105,404	$145,783

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of June 30, 2009 and 2008, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  To date, the partnership has satisfied all withdrawal requests by limited partners.  The table below sets forth actual liquidations for the past three months:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Capital liquidations-without penalty	$99,776	$80,086	$178,948	$177,447
Capital liquidations-subject to penalty	$9,006	$9,122	$13,941	$23,273

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

Current Economic Conditions.

The partnership makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending is concentrated in the San Francisco Bay Area and the outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively.

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 69 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

In response to the turmoil in the financial markets and to help bolster the financial system and the economy, the United States government, through the Federal Reserve and Treasury, has adopted many measures.  These measures include among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00% to 0.25%, and enactment of the Emergency Economic Stabilization Act.  The impact of these actions and future actions will take time to produce positive results.

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.5% as of June 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 11.6% as of June 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

The rise in residential real estate values to all-time highs from 2003 to 2006, and the subsequent steep value declines in many residential real estate markets, have furthered the downturn in consumer confidence and has been a leading cause of the current recession. As residential real estate values declined, borrowers that had obtained subprime and high loan-to-value mortgages began to default in high percentages on their mortgage obligations.  These defaults were due to a variety of reasons, including borrowers’ inability to manage their mortgage payments, dramatic increases in mortgage payments from adjustable rate mortgage loans, rising unemployment and reduced or negative equity.  As borrowers defaulted upon their loans in record numbers and property values fell, real estate lenders have sought to minimize risk and became more cautious in their real estate lending activities.

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the second quarter of 2009, the number of notices of default filed decreased by 8.0% from the first quarter of 2009, but was 2.5% higher than the second quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 142 during the second quarter of 2008 to 136, or 1.1 per 1,000 homes, during the second quarter of 2009.  That number also decreased in Los Angeles County from 9,568 during the second quarter 2008 to 6,922, or 1.0 per 1,000 homes, during the second quarter of 2009.

Increased defaults, declining real estate values and losses on some loans have led to more restrictive loan to value requirements, more stringent underwriting standards and the elimination of a wide variety of lending programs, which in turn has significantly reduced the number of potential buyers and borrowers for both residential and commercial property.  Lenders’ aversion to real estate secured lending has left FHA, Fannie Mae and Freddie Mac, and large, well-capitalized portfolio lenders as the primary sources of capital, and even these sources are tightening their lending guidelines.  Fannie Mae and Freddie Mac have created two types of maximum loan amounts they are willing to purchase.  For most single family properties there are “Conforming” loans, which are loans up to $417,000 and in some of the higher-priced regions of California, such as the San Francisco Bay Area, “High Cost” loans which are up to $729,750.  Many of the properties the partnership has lent upon have loans exceeding these amounts and would not be eligible for purchase by these lenders.  In all respects, money available for real estate lending has been greatly curtailed.  Access to borrowed monies is the lifeblood to a functioning real estate market and the recent restrictions and reductions have led to an overall reduction in real estate activity.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for July 2009, the 30-year fixed-rate mortgage interest rate averaged 5.22% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.43% and cost 0.6 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In June 2009, California sales volumes of new and resale houses and condominiums rose 25.5% from June 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $246,000 in June 2009, a 10.0% increase from March 2009 but a 25.0% drop from $328,000 in June 2008.   These value declines from 2008 have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face the prospect of selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on secured properties often find the decline in values has tightened their lendable equity or in some instances resulted in their loan being larger than the collateral property is worth.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would choose or originally anticipated due to the lack of other financing alternatives or the inability to sell the property and pay off the existing debt through property sale.

Should a borrower encounter difficulty in making their mortgage payments or paying off a loan at its maturity, the lender must decide whether to work with the borrowers to assist them through a period of financial difficulty or proceed with remedies provided in the loan documents, often resulting in a foreclosure of the property.  Slow and longer sales periods and often lower property values, coupled with a general lack of financing alternatives and stringent underwriting standards have forced many borrowers and lenders to make these difficult choices.

In light of the current economic conditions, the partnership has been increasing the allowance for loan losses, and has taken other actions to protect the capital of its investors. Nevertheless, the partnership is expecting increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  In some instances, the partnership anticipates realizing losses should it take back the real estate securing these loans and choose to immediately sell the property.  The partnership may also consider accepting less than the amount owed on a mortgage to facilitate the sale of real estate at its current market value, commonly known as a short sale.  The partnership believes it may be beneficial, in some cases to hold a property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.  In the interim, this will result in the partnership being a holder of both debt and equity on California real estate.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements of Smaller Reporting Companies, the partnership has elected not to report on this item.

Part I – Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 14th day of August, 2009.

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
August 14, 2009

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
August 14, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
August 14, 2009

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
August 14, 2009