Form 10-Q
period 2009-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2009-11-16
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Part I – Item I.    FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
BALANCE SHEETS
SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008 (audited)

ASSETS

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$599,216	$183,779

Loans
Loans, secured by deeds of trust
Principal balances	5,490,028	6,425,871
Accrued interest and late fees	152,749	106,322
Advances on loans	48,440	4,593
Total secured loans	5,691,217	6,536,786
Loans, unsecured, net discount of $74,747 and $84,037 for
September 30, 2009 and December 31, 2008, respectively	237,463	275,181
Allowance for loan losses	(247,724)	(236,893)
Net loans	5,680,956	6,575,074

Real estate owned	1,518,370	1,942,067
Investment in limited liability company	1,195,799	1,069,877
Receivable from affiliate	—	5,838
Total assets	$8,994,341	$9,776,635

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable and accrued liabilities	$21,329	$16,230
Mortgage payable	—	500,000
Payable to affiliate	98,678	74,830
Total liabilities	120,007	591,060

Partners’ capital
Limited partners’ capital, subject to redemption	8,863,840	9,173,602
General partners’ capital	10,494	11,973
Total partners’ capital	8,874,334	9,185,575

Total liabilities and partners’ capital	$8,994,341	$9,776,635

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Interest on loans	$121,654	$142,613	$399,707	$434,554
Other interest	1,165	1,384	3,010	3,852
Late fees	459	3,691	1,443	4,579
Other	2,072	479	4,054	2,941
Total revenues	125,350	148,167	408,214	445,926
Expenses
Mortgage servicing fees	13,595	—	42,112	—
Clerical costs through Redwood Mortgage Corp.	3,025	2,354	9,130	4,756
Asset management fees	2,845	—	8,586	—
Provision for loan losses	—	15,551	32,479	13,377
Impairment loss on REO	124,756	—	124,756	—
Professional services	29,190	10,410	64,633	50,007
Other	5,586	9,334	29,380	28,160
Total expenses	178,997	37,649	311,076	96,300
Net income/(loss)	$(53,647)	$110,518	$97,138	$349,626

Net income/(loss): general partners ( 1%)	$(792)	$1,095	$971	$3,496
limited partners (99%)	(52,855)	109,423	96,167	346,130
	$(53,647)	$110,518	$97,138	$349,626
Net income/(loss) per $1,000 invested by limited
partners for entire period

-where income/(loss) is compounded and retained	$(6)	$12	$10	$38

-where partner receives income/(loss) in monthly
distributions	$(5)	$11	$11	$37

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (unaudited)

	2009	2008
Cash flows from operating activities
Net income/(loss)	$97,138	$349,626
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	32,479	13,377
Early withdrawal penalties credited to income	(2,511)	(2,092)
Amortization of discount on unsecured loans	(9,290)	(6,169)
Impairment loss on real estate owned	124,756	—
Change in operating assets and liabilities
Loans, unsecured	43,008	36,500
Accrued interest and late fees	(69,419)	(10,417)
Advances on loan	(44,015)	2,395
Receivable from affiliate	5,838	(618)
Accounts payable and accrued liabilities	5,099	2,598
Payable to affiliate	23,848	662

Net cash provided by operating activities	206,931	385,862

Cash flows from investing activities
Principal collected on loans	746,400	1,501,874
Loans originated	—	(351,615)
Payments for development of real estate	(6,104)	(131,335)
Payments on investment in limited liability company	(125,922)	(98,596)
Proceeds from investment in limited liability company	—	2,386

Net cash provided by investing activities	614,374	922,714

Cash flows from financing activities
Partners’ withdrawals	(405,868)	(410,879)

Net increase (decrease) in cash and cash equivalents	415,437	897,698

Cash and cash equivalents – beginning of period	183,779	351,129

Cash and cash equivalents – end of period	$599,216	$1,248,827

Supplemental disclosures of cash flow information
Cash paid for interest	$6,000	$—

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

At September 30, 2009 and December 31, 2008, the partnership had five and four loans respectively, past maturity or more than 90 days past due in interest payments or principal, with aggregate principal balances of $1,458,168 and $691,864, respectively. In addition, accrued interest, late charges and advances totaled $111,415 and $37,031, respectively.  At September 30, 2009, four loans with an aggregate principal balance of $1,243,177 with filed notices of default, were included in the more than 90 days past due totals.  At December 31, 2008, there were two loans totaling $323,865 with a filed notice of default.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers.  Under the terms of these workout agreements, the partnership is not obligated to make any additional monetary advances for the maintenance or repair of the collateral securing the loans. As of September 30, 2009 and December 31, 2008, there were four and one loans, respectively, in workout agreements.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans secured by deeds of trust (continued)

If events or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments, a loan may be categorized as impaired and interest is no longer accrued for financial reporting purposes. Any subsequent payments on impaired loans are applied to reduce the outstanding loan balances, including accrued interest and advances.  When loans are considered impaired the allowance for loan loss is updated to reflect the change in the valuation of collateral security. The tables below summarize the impaired loans and their activity for the periods ended September 30, 2009 and 2008:

As of September 30,
	Number	Total	Total	Impaired
	of	Impaired	Investment	Loans
	Impaired	Loan	Impaired	Loss
	Loans	Balance	Loans	Reserve
2009	1	$153,000	$158,546	$37,515
2008	—	$—	$—	$—

	For the three months ended September 30,			For the Nine months ended September 30,
	Average		Interest	Average		Interest
	Investment	Interest	Income	Investment	Interest	Income
	Impaired	Income	Received	Impaired	Income	Received
	Loans	Accrued	In Cash	Loans	Accrued	In Cash
2009	$159,335	$—	$1,960	$160,044	$—	$2,710
2008	$—	$—	$—	$—	$—	$—

Loans unsecured by deeds of trust

The partnership had four and three unsecured loans, net of a discount, totaling $237,463 and $275,181 at September 30, 2009 and December 31, 2008, respectively.  Interest is not being accrued as these loans are considered impaired; however, monthly payments are being received on each loan.

Allowance for loan losses

Loans and the related accrued interest, late fees and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined in accordance with contractual terms of the loan agreements.  The allowance is adjusted to an amount considered by management to be adequate, with due consideration to collateral values, to loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).  The partnership charges off uncollectible loan principal and related receivables directly to the allowance account if it is determined the full amount is not collectible.  For loans that proceed to foreclosure sale, or if the borrower surrenders the collateral to the partnership in full or partial settlement of the loan obligation, the allowance is charged for the amount, if any, by which the recorded balance of the loan and related receivables exceeds the amount at which the real estate owned is valued.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The composition of the allowance for loan losses and the percentage of unpaid principal balance for each property type, as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Balance at end of period applicable to:
Secured loans
Single family	$102,962	62%	$90,876	59%
Apartments	735	2	10,744	2
Commercial	25,857	26	30,792	28
Land	21,974	10	29,253	11
Total	$151,528	100%	$161,665	100%

Unsecured loans	$96,196	100%	$75,228	100%

Allowance for loan losses	$247,724	100%	$236,893	100%

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 was as follows:

	2009	2008
Balance at beginning of year	$236,893	$386,658

Provision for loan losses	32,479	13,377
Charge-offs
Real estate - mortgage
Single family	(4,000)	—
Apartments	—	—
Commercial	—	(187)
Land	—	—
	(4,000)	(187)
Recoveries
Real estate - mortgage
Single family	—	—
Apartments	—	—
Commercial	—	—
Land	—	—
	—	—
Net charge-offs	(4,000)	(187)
Charges to allowance for acquiring real estate	(17,648)	—

Balance at end of period	$247,724	$399,848

Ratio of net charge-offs during the period to average
secured loans outstanding during the period	0.07%	0.00%

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate owned

Real estate owned (REO) includes real property acquired by bid at foreclosure sales associated with the partnership’s loans or through negotiation with borrowers in settlement of their loan(s), and in the judgment of management is not being held for investment.  REO is stated at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated net realizable value (fair value, less estimated costs to sell).  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding the property are expensed.

Real estate held for investment

The partnership periodically compares the net carrying value of real estate held for investment to expected future undiscounted cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the net carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value.

Income taxes

No provision for federal and state income taxes (other than an $800 state minimum tax) is made in the financial statements since income taxes are the obligation of the limited partners if and when income taxes apply.

Net income per $1,000 invested

Amounts reflected in the statements of operations as net income per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who held their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income. Individual income is allocated each month based on the limited partners’ pro rata share of partners’ capital.  Because the net income percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

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

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Late fee revenue

Late fees are generally charged at 6% of the monthly installment payment past due.

Profits and losses

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.

Subsequent events

The partnership has evaluated subsequent events through November 16, 2009, the date of issuance of the financial statements.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the company’s accounting polices.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, with an immediate effective date.  The purpose of this release was to provide further clarification regarding Level 3 inputs and the assumptions management may make when the market for the asset is not active.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted.  The purpose of this release was to provide additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased.  This release also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of these releases did not have a material impact on the partnership’s financial condition and results of operation.  These releases, along with SFAS 157, FSP 157-1 and FSP 157-2 are now included in ASC 820.

In April 2009, the FASB issued FSP FAS 107-1 (ASC 825) and APB 28-1 (ASC 825), Interim Disclosure about Fair Value of Financial Instruments, with an effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted if one also early adopts FSP FAS 157-4.  The purpose of this release is to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this release did not have a material impact on the partnership’s disclosures.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855).  This standard establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for reporting periods beginning after June 15, 2009 and did not have a material impact on the partnership’s accounting or disclosures.

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

Mortgage servicing fees

Redwood Mortgage Corp., an affiliate of the general partners, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria in determining the exact amount of fees to be waived.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$20,393	$23,224	$63,170	$69,372
Waived	(6,798)	(23,224)	(21,058)	(69,372)
Net charged	$13,595	$—	$42,112	$—

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$8,536	$8,654	$25,759	$26,035
Waived	(5,691)	(8,654)	(17,173)	(26,035)
Net charged	$2,845	$—	$8,586	$—

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

NOTE 4 – REAL ESTATE OWNED

Management periodically reviews the status of REO properties to evaluate among other things, their value, marketability, potential for price appreciation, and periodically their asset classification.  Properties are purchased or acquired through bids at foreclosure sales associated with the partnership’s loans, through negotiation with borrowers in full or partial settlement of their loan obligations.  Several factors are considered by management in determining the sale and/or investment strategy and the proper classification of owned properties as “real estate owned - held”, “real estate owned - held for sale” or “real estate held for investment”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and the cash (and financing) available to and needed by the partnership.  Real estate owned is classified as held for sale in the period in which the GAAP prescribed criteria are met.  Real estate owned is re-classified to real estate held for investment when management determines to operate the property to maximize current income, thereby optimizing its value, ultimately leading to the best price at sale.  As a property’s status changes, reclassifications may occur.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 4 – REAL ESTATE OWNED (continued)

The following schedule for real estate held reflects the recorded values of the properties at acquisition, net of any subsequent adjustments to estimated net realizable values (fair value less estimated costs to sell) as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
Real Estate Held	2009	2008
Land	$1,518,370	$1,308,681
Commercial	—	633,386
Total real estate held	$1,518,370	$1,942,067

In March 2009, the partnership acquired a parcel of land through foreclosure.  The partnership’s investment at the time of acquisition was $212,603.  Upon completion of the acquisition, the partnership’s secured loans declined by $212,435 and advances declined by $168.

In 2008, the partnership acquired through foreclosure, a commercial-agricultural property encumbered by a first deed of trust (see Note 6).  After several failed attempts to reach an agreement with the holder of the senior mortgage, considering the length of time and expense to hold the property until sale, management decided to allow the property to revert back to the senior lender, resulting in an impairment loss of $124,756.

In 2004, the partnership acquired land through a deed in lieu of foreclosure.  One of the parcels comprising the property was sold during 2006.

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

In 2005, the partnership acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco.  At the time the partnership took ownership of the property, the partnership’s investment totaled $836,702 including accrued interest and advances.  This property is jointly owned with three other affiliated partnerships.  Upon acquisition the partnership transferred its interest (principally land and building) to Larkin Property Company, LLC (“Larkin”).  The partnership owns 8% of the interests in Larkin and 92% is owned by three other affiliates of the partnership.  The property has not been leased or occupied since its acquisition in 2005 and has not generated any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.  As of September 30, 2009, the partnership has capitalized $359,097 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At September 30, 2009, the partnership’s investment in Larkin totaled $1,195,799.

NOTE 6 – MORTGAGE PAYABLE

In 2008, the partnership obtained through foreclosure a property subject to an interest only first lien of $500,000 with a 7.20% interest rate and a maturity date of April 1, 2011.  In the third quarter of 2009, the partnership was released from its obligations under this mortgage by allowing the property to be foreclosed upon.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 7 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The partnership determines the fair values of its assets and liabilities based on the fair value hierarchy established in GAAP. The standard describes three levels of inputs that may be used to measure fair value (Level 1, Level 2 and Level 3). Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the partnership has the ability to access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs reflect the partnership’s own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs are developed based on the best information available in the circumstances and may include the partnership’s own data.

The partnership does not record loans at fair value on a recurring basis.

The following table reflects assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant	Total
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
Item	(Level 1)	(Level 2)	(Level 3)	2009
Impaired secured loans	$—	$—	$121,031	$121,031
Unsecured loans	$—	$—	$141,267	$141,267
Real estate owned	$—	$—	$1,518,370	$1,518,370

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing, are subject to immediate withdrawal.

(b)
Secured loans.  The fair value of the non-impaired loans of $5,446,385 and $6,393,000 at September 30, 2009 and December 31, 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.  The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value. For loans in which a specific allowance is established based on the fair value of the collateral, the partnership records the loan as nonrecurring Level 2 if the fair value of the collateral is based on an observable market price or a current appraised value.  If an appraised value is not available or the fair value of the collateral is considered impaired below the appraised value and there is no observable market price, the partnership records the loan as nonrecurring Level 3.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 7 – FAIR VALUE (continued)

(c)
Unsecured loans.  The carrying amount equals fair value.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate owned.   At the time of foreclosure, real estate owned is recorded at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. The partnership periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS

At September 30, 2009 and December 31, 2008, the loans secured by recorded deeds of trust had the following characteristics:

	September 30,	December 31,
	2009	2008
Number of secured loans outstanding	25	29
Total secured loans outstanding	$5,490,028	$6,425,871

Average secured loan outstanding	$219,601	$221,582
Average secured loan as percent of total secured loans	4.00%	3.45%
Average secured loan as percent of partners’ capital	2.47%	2.41%

Largest secured loan outstanding	$500,000	$500,000
Largest secured loan as percent of total secured loans	9.11%	7.78%
Largest secured loan as percent of partners’ capital	5.63%	5.44%
Largest secured loan as percent of total assets	5.56%	5.11%

Number of counties where security is located (all California)	16	18

Largest percentage of secured loans in one county	17.27%	15.73%

Number of secured loans in foreclosure status	4	2
Amounts of secured loans in foreclosure	$1,243,177	$323,865

At times, a specific loan may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 8 – ASSET CONCENTRATIONS AND CHARACTERISTICS (continued)

The following categories of secured loans were held at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
First trust deeds	$4,470,389	$5,279,823
Second trust deeds	931,091	1,056,999
Third trust deeds	88,548	89,049
Total loans	5,490,028	6,425,871
Prior liens due other lenders at time of loan	1,566,711	1,666,711

Total debt	$7,056,739	$8,092,582

Appraised property value at time of loan	$12,141,561	$13,809,106

Total loans as percent of appraised value (1)	58.12%	58.60%

Loans by type of property
Single family	$3,434,448	$3,811,235
Apartments	98,006	99,233
Commercial	1,430,219	1,793,846
Land	527,355	721,557
	$5,490,028	$6,425,871

(1)
Based on appraised values and prior liens at the time of the closing on the loan.  The loan to value computation does not take into account subsequent increases or decreases in security property values following consummation of the loan nor does it include changes through amortization of the senior mortgage, if any.  Property values have likely changed, particularly over the last two years, and the portfolio’s current loan to value ratio is likely higher than this historical ratio.

Scheduled maturity dates of secured loans as of September 30, 2009 are as follows:

Year Ending December 31,
2009	$443,528
2010	1,455,513
2011	865,016
2012	1,394,663
2013	429,281
Thereafter	902,027

$5,490,028

One loan totaling $214,992 was past maturity at September 30, 2009.

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Workout agreements

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full. The partnership was not obligated to fund additional money on these loans as of September 30, 2009.

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

Critical Accounting Policies.

In preparing the financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods.  Such estimates relate principally to the determination of (1) the allowance for loan losses (i.e. the amount of allowance established against loans receivable as an estimate of potential loan losses) including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held.  At September 30, 2009, the partnership owned three parcels of real property.

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

Recent trends in the economy, particularly the downward trend in real estate values, have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and the carrying values of real estate owned and investment in a limited liability company.  Actual future results could vary from the aforementioned provisions for losses.  Because the partnership is an asset based lender, the most significant economic trend that impacts its allowance for loan losses is the fair value of California real estate.  During periods of declining real estate values, this trend will generally have a negative impact on the partnership’s estimated allowance for loan losses. Conversely, during periods of appreciating real estate values, this trend will generally have a positive impact. During 2008 and 2009, residential real estate values declined from their 2007 levels. Consistent with this trend, the partnership’s estimated allowance for loan losses increased in 2008 and has continued to increase in 2009.

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

•
Mortgage Brokerage Commissions   For fees in connection with the review, selection, evaluation, negotiation and extension of loans, Redwood Mortgage Corp. may collect an amount equivalent to 12% of the loaned amount until 6 months after the termination date of the offering.  Thereafter, the loan brokerage commissions (points) will be limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers, and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers were $0 and $0 for the three month periods and $0 and $18,305 for the nine month periods ended September 30, 2009 and 2008, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$20,393	$23,224	$63,170	$69,372
Waived	(6,798)	(23,224)	(21,058)	(69,372)
Net charged	$13,595	$—	$42,112	$—

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future.  The table below summarizes the asset management fees paid to the general partners for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Maximum chargeable	$8,536	$8,654	$25,759	$26,035
Waived	(5,691)	(8,654)	(17,173)	(26,035)
Net charged	$2,845	$—	$8,586	$—

•
Other Fees   The partnership agreement provides the general partners may receive other fees such as processing and escrow, reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.  Such fees aggregated $90 and $105 for the three month periods, and $105 and $1,277 for the nine month periods, ended September 30, 2009 and 2008, respectively.

•
Income and Losses   All income and (losses) are credited or charged to partners in relation to their respective partnership interests.  The allocation to the general partners (combined) is a total of 1%, which was ($792) and $1,095 for the three month periods and $971 and $3,496 for the nine month periods, ended September 30, 2009 and 2008, respectively.

•
Operating Expenses   An affiliate of the partnership, Redwood Mortgage Corp. is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.  Such reimbursement was $3,025 and $2,354 for the three month periods and $9,130 and $4,756 for the nine month periods, ended September 30, 2009 and 2008, respectively.  For the first quarter of 2008, Redwood Mortgage Corp. waived $3,052 of costs.

•
Contributed Capital   The general partners jointly and severally are required to contribute an amount equal to 1/10 of 1% in cash contributions as proceeds from the partnership’s offering of units received from the limited partners.  As of September 30, 1992, the date the offering closed, Gymno Corporation, a general partner, had contributed $11,998 as capital in accordance with the partnership agreement.  After adjusting for allocations of profits and losses, capital and earnings liquidations, the general partners’ capital was $10,494 and $11,973 as of September 30, 2009 and December 31, 2008, respectively.

Results of Operations.

Changes in the partnership’s operating results are tabulated for reference and discussed below:

	Changes during the three months ended September 30, 2009 versus 2008		Changes during the nine months ended September 30, 2009 versus 2008
	Dollars	Percent	Dollars	Percent
Revenue
Interest on loans	$(20,959)	(15)%	$(34,847)	(8)%
Other interest	(219)	(16)	(842)	(22)
Late fees	(3,232)	(88)	(3,136)	(68)
Other	1,593	333	1,113	38
Total revenues	(22,817)	(15)	(37,712)	(8)

Expenses
Mortgage servicing fees	13,595	—	42,112	—
Clerical costs through Redwood Mortgage Corp.	671	29	4,374	92
Asset management fees	2,845	—	8,586	—
Provision for loan losses	(15,551)	(100)	19,102	143
Impairment loss on real estate owned	124,756	—	124,756	—
Professional services	18,780	180	14,626	29
Other	(3,748)	(40)	1,220	4
Total expenses	141,348	375	214,776	223

Net income/(loss)	$(164,165)	(149)%	$(252,488)	(72)%

Please refer to the above table throughout the discussions of Results of Operations

The decrease in interest on loans for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008 was due to a decrease in the average loan portfolio balance and a decrease in the effective average interest rate primarily due to increased loan delinquencies.  Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The table below recaps these averages.

	Three Months ended September 30,		Nine Months ended September 30,
		Average		Average
		Interest		Interest
	Average	Rate	Average	Rate
	Secured	Adjusted	Secured	Adjusted
	Loan	For	Loan	For
Year	Balance	Discount	Balance	Discount
2008	$5,907,765	9.52%	$6,054,980	9.43%
2009	$5,737,650	8.27%	$5,974,221	8.71%

The decrease in other interest for the three and nine month periods ended September 30, 2009 as compared to 2008 was primarily due to lower average rates of interest earned.  The table below summarizes the components in this area.

	Three Months ended September 30,		Nine Months ended September 30,
	Average		Average
	Interest	Average	Interest	Average
	Bearing	Interest	Bearing	Interest
Year	Balance	Rate	Balance	Rate
2008	$490,453	1.13%	$395,709	1.30%
2009	$464,094	1.00%	$396,420	1.02%

The decrease in late fees for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008 is due to management’s decision to not accrue late fees on the delinquent loans as the uncertainty for collection has increased.

The increase in other revenues for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008 is due to the collection of $1,396 of early withdrawal penalties in September 2009, compared to $230 in September of 2008.

Mortgage servicing fees increased for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008.  For 2009, Redwood Mortgage Corp. waived one-third of these fees, and for 2008 had waived all of these fees.

The increase in clerical costs through Redwood Mortgage Corp. for the three and nine month period ended September 30, 2009 as compared to the same period in 2008 was due to Redwood Mortgage Corp. waiving $3,052 of fees in the first quarter of 2008.

Asset management fees increased for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008, due to Redwood Mortgage Corp. waiving 100% of the fees in 2008 and two-thirds of the fees in 2009.

The decrease in the provision for loan losses for the three month period and the increase for the nine month period ended September 30, 2009 as compared to the same periods in 2008 was due to management’s decision to decrease and increase, respectively, the allowance for losses to reflect the current market conditions.

The increase in the impairment loss on real estate owned for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was due to anticipated costs to hold a property, extended times to sell such property, low demand for such property and the decline in and uncertain value related to such property, which management allowed to be foreclosed upon.

The increase in professional services for the three and nine month periods ended September 30, 2009 as compared to the same period in 2008, was due to general increases in professional costs for legal services, audits, tax return processing and the timing of billing.

The decrease in other expenses for the three month period ended September 30, 2009 as compared to the same period in 2008, was due to expenses related to an owned property.  The increase in other expenses for the nine month period was due to expenses related to the two newest pieces of real estate held, which were not owned at this time in 2008.

Partnership capital decreased from $9,185,575 at December 31, 2008 to $8,876,487 at September 30, 2009.  The decrease is attributable to the net loss incurred in the third quarter of 2009, and to capital liquidations exceeding earnings reinvested.  The partnership’s net income for the nine month periods ending September 30, 2009 and 2008 was $97,138 and $349,626, respectively.  Distributions to compounding and distributing limited partners totaled $242,630 and $346,130, respectively.  The partnership capital declined $81,321 in 2008.

The partnership began funding loans in December 1989.  The aggregate unpaid principal balance of the partnership’s secured loans outstanding as of September 30, 2009 and December 31, 2008 were $5,490,028 and $6,425,871, respectively.

Delinquencies on partnership loans are within the normal historical range of the general partners’ expectations, based upon their experience in managing similar partnerships over the last 28 years.  Foreclosures are a normal aspect of partnership operations and the general partners anticipate they will not have a material effect on liquidity.  As of September 30, 2009, there were four loans with a filed notice of default.

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

At September 30, 2009, the partnership’s loan portfolio had four loans 90 days or more past due in interest payments, with an aggregate unpaid principal balance of $1,243,177 and a weighted average interest rate of 8.52%.  Three of these loans are secured by a first deed of trust and one is secured by a second deed of trust.  At such date, the partnership also had one loan past maturity with a principal balance of $214,992 bearing an interest rate of 8.50%.  This loan is secured by a second deed of trust.  With respect to the loans that have matured or are past due in interest payments, the partnership will attempt to collect such amounts in full and, if collection is not successful, the partnership may consider entering into a workout agreement, restructuring the loan or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan.

The partnership had four filed notices of default totaling $1,243,177, at September 30, 2009, which are the four delinquent loans noted above.

The partnership occasionally enters into workout agreements with borrowers who are past maturity or delinquent in their regular payments.  Four of the partnership’s loans totaling $763,495 were subject to workout agreements as of September 30, 2009, one of which is included in the four delinquent loans noted above and also has a filed notice of default.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow.

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

The partnership has three unsecured loans totaling $237,463 net of a discount.  These unsecured loans are considered impaired; however, regular payments are being received on all three loans.

The partnership made a provision of $32,479 and $13,377 to the loan loss reserve during the nine month periods ended September 30, 2009 and 2008, respectively.  The allowance for loan losses of $247,724 and $236,893 as of September 30, 2009 and December 31, 2008, respectively, is considered to be adequate for the total net loan portfolio balances of $5,928,680 and $6,811,967, respectively.

PORTFOLIO REVIEW

Loan Portfolio

The partnership’s loan portfolio consists primarily of short-term (one to five years), fixed rate loans secured by real estate.  The majority of the real estate is located in the nine San Francisco Bay Area counties (San Mateo, Santa Clara, Alameda, San Francisco, Napa, Solano, Sonoma, Marin and Contra Costa).

As of September 30, 2009 and 2008, the partnership held 25 and 22 secured loans, respectively, in the following locations and categories:

	September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Location
San Francisco Bay Area	$3,586,095	66%	$3,571,892	71%
Other Northern California counties	1,233,107	22	960,949	19
Southern California counties	670,826	12	519,422	10
Total	$5,490,028	100%	$5,052,263	100%

Property type
Single Family	$3,434,448	62%	$2,740,551	54%
Apartments	98,006	2	99,622	2
Commercial	1,430,219	26	1,794,111	36
Land	527,355	10	417,979	8
Total	$5,490,028	100%	$5,052,263	100%

The following table sets forth the priorities, asset concentrations and maturities of the secured loans held by the partnership as of September 30, 2009:

	# of Loans	Amount	Percent

First trust deeds	21	$4,470,389	81%
Second trust deeds	3	931,091	17%
Third trust deeds	1	88,548	2%
Total	25	$5,490,028	100%

Maturing prior to 12/31/09	2	$443,528	7%
Maturing during 2010	5	1,455,513	27%
Maturing during 2011	4	865,016	16%
Maturing after 12/31/11	14	2,725,971	50%
Total	25	$5,490,028	100%

Average loan		$219,601	4.00%
Largest loan		500,000	9.11%
Smallest loan		39,160	0.71%
Average loan-to-value, based upon appraisals
and senior liens at date of inception of loan (1)			58.12%

(1)
Based on appraised values and prior liens at the time of the closing on the loan.  The loan to value computation does not take into account subsequent increases or decreases in security property values following consummation of the loan nor does it include changes through amortization of the senior mortgage, if any.  Property values have likely changed, particularly over the last two years, and the portfolio’s current loan to value ratio is likely higher than this historical ratio.

As of September 30, 2009, the partnership’s largest loan in the principal amount of $500,000 represented 9.11% of outstanding secured loans and 5.56% of partnership assets.  At times, loans may increase above 10% of the secured loan portfolio or partnership assets as the loan portfolio and assets of the partnership decrease due to loan payoffs and/or limited partner withdrawals.

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

At the time of their subscription for units in the partnership, limited partners made a decision to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The table below summarizes these allocation elections. As of September 30, 2009 and 2008, limited partners electing to withdraw earnings represented 40% and 39%, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Distributing	$27,447	$41,351	$96,553	$133,268
Compounding	$40,673	$67,079	$146,077	$212,862

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect in their experience in this and other partnerships.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of September 30, 2009 and 2008, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  To date, the partnership has satisfied all withdrawal requests by limited partners.  The table below sets forth actual liquidations for the past three months:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Capital liquidations-without penalty	$99,488	$73,441	$278,436	$250,888
Capital liquidations-subject to penalty	$17,454	$2,872	$31,395	$26,145

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

Current Economic Conditions.

The partnership makes mortgage loans primarily secured by deeds of trust on California real estate.  The majority of its lending is concentrated in the San Francisco Bay Area and the outlying communities.  The economic health of California and in particular, the San Francisco Bay Area, plays a significant role in the performance of the real estate industry, and property values which provide the underlying collateral for our loans.  In December 2007, California along with the rest of the United States began to experience what has turned out to be the most severe and prolonged economic recession in more than 50 years.  The downward trend in economic productivity and the depth of the recession accelerated significantly in the fourth quarter of 2008 when the national gross domestic product declined at an annual rate of 5.4% and continued to decline in the first and second quarters of 2009; at an annual rate of 6.4% and 1.0%, respectively, before slightly recovering in the third quarter of 2009 with an increase at an annual rate of 3.5% (from the second quarter of 2009), according to the “advance” estimate released by the Bureau of Economic Analysis..

During this recession many events have buffeted the United States economy, particularly the financial system and the business sector.  These events include, among others:  the failure of brokerage firm Lehman Brothers; the forced merger of the brokerage firm Bear Stearns; the governmental bailout of insurance giant AIG; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); the forced merger of Wachovia Bank; the takeovers of over 120 banks by the FDIC in 2009; governmental financial assistance provided to United States automakers; the bankruptcies of Chrysler Corporation and General Motors; and historic write downs of mortgages held by banks.  These factors have exposed the financial system to increased risks and decreased consumer confidence.

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

In response to the reduced economic activity businesses have made significant reductions in their workforces, which have caused an increase in unemployment.  Since January of 2008, the national unemployment rate has risen dramatically from 4.9% to 9.8% as of September 2009.  Likewise, California’s unemployment rate has increased from 6.1% in January 2008 to 12.2% as of September 2009.   The escalation of unemployment has caused borrowers losing jobs to have a difficult time meeting their financial obligations and caused concerns among workers regarding their job security. Both of these factors have lowered overall confidence, particularly as it relates to one’s own financial circumstances.

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

In California, loan defaults and the subsequent filings of notices of default to enforce lenders’ remedies against defaulted borrowers rose throughout most of 2007 and 2008.  However in the third quarter of 2009, the number of notices of default filed decreased by 10.3% from the second quarter of 2009, but was 18.5% higher than the third quarter of 2008. Likewise, trustee’s deeds issued at the foreclosure sale of a property decreased in San Francisco County from 192 during the third quarter of 2008 to 179 during the third quarter of 2009.  That number also decreased in Los Angeles County from 11,690 during the third quarter 2008 to 7,927 during the third quarter of 2009.

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

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Interest rates are currently near historic lows.  Freddie Mac reports for September 2009, the 30-year fixed-rate mortgage interest rate averaged 4.95% with an average cost of 0.7 points.  Last year at this time, the interest rate on the same loan averaged 6.04% and cost 0.7 points.  The lower interest rates have helped homeowners qualify for mortgages and provided those seeking to purchase residential property with lower payment rates and increased affordability.  This improved affordability is one likely reason why residential real estate sales volumes have been increasing since July 2008.  In September 2009, California sales volumes of new and resale houses and condominiums rose 2.1% from September 2008.

Median home prices have declined from their highs in 2005 and 2006.  The median sales price of an existing California home, as reported by Dataquick, was $251,000 in September 2009, a 2.0% increase from June (which increased 10.0% from March 2009) but an 11.3% drop from $283,000 in September 2008.   These value declines from 2008 have caused great difficulties for residential owners and their lenders.  Owners desiring to sell property often must face the prospect of selling at prices less than their acquisition cost, resulting in a loss to the owner.  Lenders on secured properties often find the decline in values has tightened their lendable equity or in some instances resulted in their loan being larger than the collateral property is worth.  In the current environment, borrowers owning residential properties may find it difficult to refinance or sell their properties.  This situation may cause or even force borrowers to hold their existing financing longer than they normally would choose or originally anticipated due to the lack of other financing alternatives or the inability to sell the property and pay off the existing debt through property sale.

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

In light of the current economic conditions, the partnership has been increasing the allowance for loan losses, and has taken other actions to protect the partnership’s investment in the loans and the capital of its investors. Nevertheless, the partnership is experiencing increased loan delinquencies, lower levels of loan repayments, increased numbers of loan extensions, workouts and foreclosures as some borrowers are unable to meet their financial obligations.  In some instances, the partnership anticipates realizing losses should it take back the real estate securing these loans and choose to immediately sell the property.  The partnership may also consider accepting less than the amount owed on a mortgage to facilitate the sale of real estate at its current market value, commonly known as a short sale.  The partnership believes it may be beneficial, in some cases to hold a property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements.  Given the difficult economic environment, the partnership anticipates holding many of the properties it forecloses upon for periods of time rather than immediately selling the properties.  In the interim, this will result in the partnership being a holder of both debt on and equity in California real estate.

Part I – Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the reporting requirements, the partnership has elected not to report on this item.

Part I – Item 4T.   CONTROLS AND PROCEDURES

As of September 30, 2009, the partnership carried out an evaluation, under the supervision and with the participation of the general partners of the effectiveness of the design and operation of the partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the general partners concluded as of the end of the period covered by this report, that the partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the partnership in the reports that it files or submits under that Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the general partners as appropriate to allow timely decisions regarding required disclosure.

There was no change in the partnership’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the partnership’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the partnership.

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

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 16th day of November, 2009.

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
November 16, 2009

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
November 16, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII, a California Limited Partnership (the “Partnership”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
November 16, 2009