Form 10-K
period 2009-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2010-03-31
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

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

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

Documents incorporated by reference:

Portions of the Prospectus dated October 20, 1989, included as part of the Registration Statement on Form S-11 (SEC File No. 33-30427), and Supplement #5 dated February 14, 1992, are incorporated in the following section of this report:.

•	Part II – Item 5 – Market for the Registrant’s “Limited Partnership Units,” Related Unitholder Matters and Issuer Purchases of Equity Securities

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
Index to Form 10-K

December 31, 2009

Part I

Forward Looking Statements.

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2010 annualized yield estimates, additional foreclosures in 2010, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reason why actual results may differ.

Item 1 – Business

General

Redwood Mortgage Investors VII is a California Limited Partnership formed in 1989, which makes loans secured primarily by first and second deeds of trust on California real property. Michael R. Burwell, an individual, and Gymno Corporation, a California corporation, are the general partners of the partnership.  The address of the partnership and the general partners is 900 Veterans Blvd., Suite 500, Redwood City, California 94063.

In October 1989 the partnership commenced an offering of up to 60,000 units of its limited partnership interests at $100 per unit ($6,000,000), subject to the general partner’s right to increase the maximum offering to 120,000 Units ($12,000,000).  The units were offered on a “best efforts” basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. (NASD).  The partnership began investing in loans in November 1989.  The offering terminated in September 1992, and as of that date limited partners contributed capital totaled $11,998,359 of the maximum offering amount of $12,000,000.  The partnership is scheduled to terminate on December 31, 2029, unless sooner terminated as provided in the Partnership Agreement.

The general partners are responsible for managing the partnership business, subject to the rights of the limited partners to vote on specified matters.  Any one of the general partners acting alone has the power and authority to act for and bind the partnership. A majority of the outstanding limited partnership interests may, without the consent of the general partners, vote to: (i) terminate the partnership, (ii) amend the limited partnership agreement, (iii) approve or disapprove the sale of all or substantially all of the assets of the partnership and (iv) remove or replace one or all of the general partners.  The approval of the majority of limited partners is required to elect a new general partner to continue the partnership business where there is no remaining general partner after a general partner ceases to be a general partner other than by removal.  The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners. The allocation to the general partners (combined) may not exceed 1%. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have earnings credited to their capital accounts and used to invest in partnership activities.  The election to receive cash distributions is irrevocable.  Subject to certain limitations, a compounding investor may subsequently change his election.  Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.  Income taxes – federal and state - are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership.  An investment in the partnership is not intended to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non-liquid.  Limited partners had no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of partnership units. In order to provide a certain degree of liquidity to the limited partners after the one-year period, limited partners may withdraw all or part of their capital accounts from the partnership in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty.  The 10% penalty is applicable to the amount withdrawn as stated in the notice of withdrawal and will be deducted from the capital account. Once a limited partner has been in the partnership for the minimum five-year period, no penalty is imposed if the withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the minimum withdrawal period, the general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to when such sums could have been withdrawn without penalty. The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital account is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year may be liquidated during any calendar year.

The partnership’s primary purpose is to invest its capital in loans with first and second deeds of trust secured by California properties. The partnership’s primary objectives are to make investments which will: (i) provide the maximum possible cash returns, and (ii) preserve and protect the partnership’s capital.  Loans are arranged and serviced by Redwood Mortgage Corp., an affiliate of the general partners (“RMC”).  The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the value of the collateral securing the loan over the total debt owing on the property, including the partnership’s loan, is the “protective equity”.

Being an “asset” lender – albeit with lower LTV lending guidelines – may increase the likelihood of payment defaults by borrowers.  Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to FDIC and/or other banking regulators, which are typically “credit” lenders.

Lending and Investment Guidelines, Objectives and Criteria

Principal Investment Objectives.  The partnership’s primary objectives are to make investments which will: (i) provide the maximum possible cash returns and (ii) preserve and protect the partnership’s capital.

General Standards for Mortgage Loans.  The partnership is engaged in the business of making loans.  These loans are generally secured by deeds of trust on real property, including:

•	single-family residences (including homes, condominiums and townhouses, including 1-4 unit residential buildings),
•	multifamily residential property (such as apartment buildings),
•	commercial property (such as stores, shops and offices), and
•	unimproved land.

As of December 31, 2009, of the partnership’s outstanding loan portfolio, 65% is secured by single family residences, 27% by commercial properties, 2% by multifamily properties and 6% by undeveloped land.  The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership.  The partnership’s loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.  With the exception of the formation loan made to Redwood Mortgage Corp., loans are made pursuant to a set of guidelines designed to set standards for the quality of the security given for the loans, as follows:

•
Priority of Mortgages.  The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases a second deed of trust) on the real property which is to be used as security for the loan.  Although the partnership may also make wrap-around, or “all-inclusive” loans, those wrap-around loans will include no more than two underlying obligations.  As of December 31, 2009, of the partnership’s outstanding loan portfolio: 81% were secured by first deeds of trust, 18% by second deeds of trust and 1% by third deeds of trust.

•
Geographic Area of Lending Activity.  The partnership generally limits lending to deeds of trust on properties located in Northern California.  To date, we have made no loans outside of California.  As of December 31, 2009, approximately 89% of our loans are secured by deeds of trust on properties located in the San Francisco Bay Area and other Northern California counties.  The economy of the area where the security is located is important in protecting market values.  Therefore, the general partners focuses the partnership’s lending activity principally to the San Francisco Bay Area since it has a broad diversified economic base, an expanding working population and a minimum of buildable sites.  The general partners believe these factors contribute to a stable market for residential property.

•
Construction Loans. The partnership may make carefully selected construction loans (other than home improvement loans on residential property) up to a maximum of 10% of our loan portfolio.  With respect to residential property, a construction loan is a loan in which the proceeds are used to construct a new dwelling (up to four units) on a parcel of property on which no dwelling previously existed or on which the existing dwelling was entirely demolished.  With respect to commercial property, a construction loan is a loan in which the proceeds are used to construct an entirely new building on a parcel of property on which no building existed or on which an existing building was entirely demolished.  As of December 31, 2009, none of the partnership’s loans consisted of construction loans.  In no event will the loan-to-value ratio on construction loans exceed 80% of the independently appraised completed value of the property.  Once a property receives a certificate of occupancy from the local jurisdiction in which it is located, the loan will be reclassified as a permanent loan.  The partnership will not make loans secured by properties determined by the general partners to be special-use properties, such as bowling alleys, churches and gas stations.

•
Rehabilitation Loans.  The partnership may also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans.  These loans are referred to by management as “rehabilitation loans”. As of December 31, 2009, the partnership had funded no rehabilitation loans. While the partnership does not classify rehabilitation loans as construction loans, rehabilitation loans do carry some of the same risks as construction loans. There is no limit on the amount of rehabilitation loans the partnership may make.

•
Loan-to-Value Ratios.  The amount of the partnership’s loan combined with the outstanding debt secured by a senior deed of trust on the security property generally will not exceed a specified percentage of the appraised value of the security property as determined by an independent written appraisal at the time the loan is made.  These loan-to-value ratios are as follows:

Type of Security Property	Loan-to-Value Ratio

Residential (including apartments)	80%
Commercial Property (including retail stores and office buildings)	70%
Unimproved Land	50%

Any of the above loan-to-value ratios may be increased if, in the sole discretion of the general partners, a given loan is supported by credit adequate to justify a higher loan-to-value ratio.  In addition, such loan-to-value ratios may be increased by 10% (e.g., to 90% for residential property), to the extent mortgage insurance is obtained; however, the general partners do not anticipate obtaining mortgage insurance.  Finally, the foregoing loan-to-value ratios will not apply to purchase-money financing offered by the partnership to sell any real estate owned (acquired through foreclosure) or to refinance an existing loan that is in default at the time of maturity.  In such cases, the general partners shall be free to accept any reasonable financing terms that they deem to be in the best interests of the partnership, in their sole discretion.  Notwithstanding the foregoing, in no event will the loan-to-value ratio on construction loans exceed 80% of the independently appraised completed value of the property.  As of December 31, 2009, the loan to value ratio based upon appraised values and prior liens at the inception date of the loans for the partnership as a whole was 56.23%.

The partnership receives an independent appraisal for each property that secures a mortgage loan.  Generally, appraisers retained by the partnership will be licensed or qualified as independent appraisers by state certification or national organization or other qualifications acceptable to the general partners.  The general partners will review each appraisal report and will conduct a “drive-by” for each property on which an appraisal is made.  A “drive by” means the general partners or their affiliates will drive to the property and assess the front exterior of the subject property, the adjacent properties and the neighborhood.  A “drive by” does not include entering any structures on the property, although in some cases the general partners may enter the structures on the property.

•
Terms of Loans.  Most of the partnership’s loans are for a period of one to ten years, but in no event more than 15 years.  Most loans provide for monthly payments of principal and/or interest.  Many loans provide for payments of interest only or are only partially amortizing with a “balloon” payment of principal payable in full at the end of the term. Some loans provide for the deferral and compounding of all or a portion of accrued interest for various periods of time.

•
Equity Interests in Real Property. Most of the partnership’s loans provide for interest rates comparable to second mortgage rates prevailing in the geographical area where the security property is located.  However, the general partners reserve the right to make loans (up to a maximum of 25% of the partnership’s loan portfolio) bearing a reduced stated interest rate in return for an interest in the appreciation in value of the security property during the term of the loan.

•	Escrow Conditions. Loans are funded through an escrow account handled by a title insurance company or by Redwood Mortgage Corp., subject to the following conditions:

▪
Satisfactory title insurance coverage is obtained for all loans.  The title insurance policy names the partnership as the insured and provides title insurance in an amount at least equal to the principal amount of the loan.  Title insurance insures only the validity and priority of the partnership’s deed of trust, and does not insure the partnership against loss by reason of other causes, such as diminution in the value of the security property, over appraisals, etc.

▪	Satisfactory fire and casualty insurance is obtained for all loans, naming the partnership as loss payee in an amount equal to cover the replacement cost of improvements.

▪
The general partners do not intend to and to date have not arranged for mortgage insurance, which would afford some protection against loss if the partnership foreclosed on a loan and there was insufficient equity in the security property to repay all sums owed.  If the general partners determine in their sole discretion to obtain such insurance, the minimum loan-to-value ratio for residential property loans will be increased.

▪
All loan documents (notes, deeds of trust, escrow agreements, and any other documents needed to document a particular transaction or to secure the loan) and insurance policies name the partnership as payee and beneficiary.  Loans are not written in the name of the general partners or any other nominee.

•
Loans to General Partners and Affiliates.  Generally, loans will not be made to the general partners or their affiliates and no such loans have been made to date.  However, the partnership may, in certain limited circumstances, loan funds to affiliates, to among other things, purchase real estate owned by the partnership as a result of foreclosure.  In 2008, the partnership provided purchase money financing upon the sale of a foreclosed property to an affiliate of the general partners.

•
Purchase of Loans from Affiliates and Other Third Parties.  Existing loans may be purchased from the general partners, their affiliates or other third parties, only so long as any such loan is not in default and otherwise satisfies all of the foregoing requirements; provided, the general partners and their affiliates must sell no more than a 90% interest and retain a 10% interest in any loan sold to the partnership which they have held for more than 180 days.  In such case, the general partners and affiliates will hold their 10% interest and the partnership will hold its 90% interest in the loan as tenants in common.  The purchase price to the partnership for any such loan will not exceed the par value of the note or its fair market value, whichever is lower.

•
Note Hypothecation.  The partnership also may make loans which will be secured by assignments of secured promissory notes.  The amount of a loan secured by an assigned note will satisfy the loan-to-value ratios set forth above (which are determined as a specified percentage of the appraised value of the underlying property) and also will not exceed 80% of the principal amount of the assigned note.  For purposes of making loans secured by promissory notes, the partnership will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the last twelve months.  If such appraisal was not conducted within the last twelve months, then the partnership will arrange for a new appraisal to be prepared for the property.  All such appraisals will satisfy the loan-to-value ratios set forth above.  Any loan evidenced by a note assigned to the partnership will also satisfy all other lending standards and policies described herein.  Concurrently with the partnership making the loan, the borrower of partnership funds, i.e., the holder of the promissory note, will execute a written assignment which shall assign to the partnership his/its interest in the promissory note.  No more than 20% of our portfolio at any time will be secured by promissory notes.  As of the date hereof, none of the partnership’s portfolio is secured by promissory notes.

•
Loan Participation.  The partnership has participated in loans with other limited partnerships organized by the general partners, where the partnership has purchased a fractional undivided interest in a loan, meeting the requirements set forth above.  Because the partnership will not participate in a loan which would not otherwise meet its requirements, the risk of such participation is minimized.  Although the partnership may participate in loans with nonaffiliated lenders, individuals or pension funds, it has not done so to date.  Any such participation would only be on the terms and conditions set above.

•	Diversification. The maximum investment by the partnership in a loan will not exceed the greater of (a) $50,000, or (b) 10% of the then total partnership assets (See Loan Participation, above).

•	Reserve Liquidity Fund. A contingency reserve liquidity fund equal to 3% of the gross proceeds of the offering will be established for the purpose of covering unexpected cash needs of the partnership.

Credit Evaluations.  The partnership may consider the income level and general creditworthiness of a borrower to determine his or her ability to repay the loan according to its terms, but such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy the loan-to-value ratios described above.  Therefore, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

Loan Brokerage Commissions.  Redwood Mortgage Corp., an affiliate of the general partners, receives loan brokerage commissions for services rendered in connection with the review, selection, evaluation, negotiation and extension of the loans from borrowers.  It is anticipated that loan brokerage commissions will average approximately 4-6% of the principal amount of each loan, but may be higher or lower depending upon market conditions.  The loan brokerage commission will be limited to 4% per annum of the partnership’s total assets.

Loan Servicing.  It is anticipated that all loans will be “serviced” (i.e., loan payments will be collected) by Redwood Mortgage Corp., an affiliate of the general partners, which also acts as a loan broker in the initial placement of partnership loans.  Redwood Mortgage Corp. is compensated for such loan servicing activities.  Both Redwood Mortgage Corp. and the partnership have the right to cancel this servicing agreement and any other continuing business relationships that may exist between them upon 30 days notice.

Borrowers will make interest payments in arrears, i.e., with respect to the preceding 30-day period, and will make their checks payable to Redwood Mortgage Corp.  Checks will be deposited in Redwood Mortgage Corp.’s trust account, and, after checks have cleared, funds will be transferred to the partnership’s bank or money market account.

Sale of Loans.  The general partners or their affiliates may sell loans to third parties including affiliated parties (or fractional interests therein) if and when the general partners determine that it appears to be advantageous to do so.

Other Policies.  The partnership will not:

•	issue senior securities
•	invest in the securities of other issuers for the purpose of exercising control
•	underwrite securities of other issuers,
•	offer securities in exchange for property, or
•	repurchase its units.

Competition and General Economic Conditions.

Beginning in 2007, the United States began to experience what has turned out to be the deepest, most devastating recession since the Great Depression of the 1930’s. Statistics comparing this recession, commonly called the “Great Recession,” to all other economic downturns (except the Great Depression) don’t begin to come close to the deep negative statistics of these two watershed economic events.  The ongoing negative effects on employment, Gross Domestic Product, business incomes, personal incomes, personal wealth, bank failures, governmental deficits, real estate values, home ownership, consumer confidence, and credit cessation are difficult to fathom as the magnitudes of economic demise has been so great and so sudden relative to other recessions.  The overall impact and results of these changes has been virtually impossible to comprehend because this economic crisis, unlike others, was precipitated by a crisis in the United States’ capital markets.

The crisis in the capital markets and resulting recession in the United States began in December 2007 and continued to deepen as 2008 progressed.  The Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the first quarter of 2008 with a decrease of 0.7 percent, then ticked up 1.5 percent in the second quarter before progressively declining with a 2.7 percent drop in the third quarter and a dramatic fourth quarter 2008 decrease of 5.4 percent.  The effects of the long economic slow down were not to cease in 2008 and continued to worsen in 2009.  In the first quarter of 2009, GDP tumbled further by 6.4 percent and again declined 0.7 percent in the second quarter. The third and fourth quarters of 2009 saw GDP increases of 2.2 percent and 5.6 percent.  However, for the year 2009 GDP decreased from its 2008 level by 2.4 percent.  The late 2009 increases, while meaningful, have not begun to erase the prior year and a half of continuous declines in GDP.  A long-term, consistent set of GDP gains will be necessary for the economy to start to recover and keep that recovery sustainable.

As a result of the dysfunctional capital markets the United States economy generally and the real estate markets in particular, faced a meltdown in the third quarter and fourth quarters of 2008.  Among the events that collided and contributed to the virtual seizure of the financial system were: the failure of the brokerage firm Lehman Brothers; the forced mergers of Bear Stearns and Merrill Lynch; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the forced merger of Wachovia Bank; the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); and the $85 billion government bailout of American International Group, Inc. (AIG), one of the worlds largest insurers.

The fallout and impact of this virtual financial seizure in late 2008 began to assert their effects in 2009.  Some of the areas that saw affect were bank failures, further credit availability reductions, further real estate value reductions, continued loan delinquencies and increased foreclosures.  During 2009, 140 banks failed and were taken over by the FDIC.  Continuing in 2010, 30 banks failed through March 15, 2010.  Credit, one of the necessary components of a functioning economic system, virtually ceased to exist and the financial system became illiquid.  Real estate, already suffering from record loan delinquencies and reductions in values throughout late 2007 and 2008, is a heavy user of credit.  As the capital markets constricted and then almost ceased financing for real estate became ever more unavailable.  This magnified the weaknesses in the already difficult real estate markets and caused further uncertainty, difficulty in completing transactions, increased loan delinquencies, and helped cause further real estate value reductions.  Without available real estate credit, owners of real estate could not efficiently sell or refinance property, as underwriting standards materially continued to evolve, tighten and reduce the types of qualifying properties borrower standard that are deemed acceptable risks. In many cases, all cash transactions were necessary to complete a purchase.

In response to these events and to help bolster the financial and capital markets, the United States government, through the Federal Reserve and Treasury, adopted many measures.  These measures include among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00 percent to 0.25 percent and enactment of the Emergency Economic Stabilization Act.  While these efforts have provided much needed assistance in keeping the capital markets and financial system from a complete collapse, they have not fully stabilized or fully returned the overall capital markets and financial systems to health. The primary sources of lending capital remaining to real estate borrowers have been reduced to loans that may be sold to Fannie Mae, Freddie Mac, FHA and a few large well-capitalized portfolio lenders.  This curtailment of lending to real estate in general has resulted in a real estate credit crisis that is leaving borrowers and purchasers without available sources of credit.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs which has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate, in some cases only all cash buyers at vulture prices.  In general, this contributes to a reduced demand for real estate and a real estate market that lacks solid markers to value due to distressed sales which may dominate markets or skew market indicators of value.

The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 2009. By the end of 2009, national unemployment was at the highest level in over 25 years. California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent.  The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976; in many areas within the state, unemployment rates are at their highest levels since the Great Depression.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  According to some estimates, up to 20 percent of the nation’s labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.  In situations where workers have lost jobs they may not be able to meet their financial obligations.

In reaction to the economic distress and uncertainty, the consumer has become pessimistic.  The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy.  Generally consumer confidence is high when the unemployment rate is low and GDP growth is high; consumers are also more likely to spend when confidence is high.  The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic.  At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3.  Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s from May 2009 through February 2010.

In line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, the housing market experienced high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures are higher than the national figures.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings dropped to 124,562, then to 111,689 in the third quarter and down to 84,568 in the fourth quarter of 2009.  Overall, foreclosure filings were up 12.4% from the fourth quarter of 2008 to the fourth quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 51,060 during the fourth quarter.  That was up 2.1 percent from 50,013 from the third quarter, and up 10.6 percent from 46,183 for the fourth quarter of 2008.  The all-time peak was 79,511 in the third quarter of 2008.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  As of February 2010, rates were back up to 4.99 percent.  While low by historic standards, the rates are not sufficiently low to entice concerned consumers to take on mortgage debt.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  In California, the median home price was $264,000 in December 2009, up 6.0 percent from $249,000 in December 2008.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In December 2009, the median home price in the nine-county San Francisco Bay area reached $380,000, a 15.2 percent increase from December 2008.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.  During the same time period, sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and further as of February 2010, when the annual rate was 5,020,000.  According to DataQuick, 41,837 homes were sold in California in December 2009, a 10.6 percent increase from the 37,836 sales in December 2008.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is some speculation that volumes could continue to decline after the First-Time Homebuyer Tax Credit expires on April 30, 2010.

As a result of the dysfunction in the capital markets and the deepening recession in the United States, the Federal Reserve instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31, 2010, for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  The Fed’s lending programs may have helped hold down interest rates; it is too early to tell if rates will rise in the absence of Fed intervention.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  In the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Commercial real estate sales in the Bay Area plummeted from a high of almost $30 billion in 2007 to under $3 million in 2009.  Colliers reports that, in San Francisco, direct rents (not including subleases, which are often priced considerably lower) on Class A and Class B office dropped from $50.41 and $39.80 per square foot per year, respectively, at the end of 2007, to $41.20 and $35.60 by the end of 2008, and then down to $32.63 and $26.20 per square foot per year by the end of 2009.  Office rents in the Silicon Valley remained fairly resilient through most of 2008, but tumbled 10.3 percent to $2.26 per square foot per month during 2009.  Colliers expects that another 15% drop is likely before office rents stabilize, meaning rates could drop below $2.00 per square foot per month in the Silicon Valley for the first time since the first quarter of 2006.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley and 19 percent in San Francisco.  That compares with a vacancy rate of only 9.73 percent in Silicon Valley and 10.2 percent in San Francisco in the first quarter of 2008.  Both regions are expected to see further increases in vacancy rates during 2010.  All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area and in some cases since the recession in the early 1990s.

There is also growing concern over the number of commercial mortgages with balloon payments coming due in the near future.  Colliers estimates that, in the United States, $1.4 trillion in pending debt on commercial real estate will mature by 2013.  If lenders are unable or unwilling to extend or renew financing to these borrowers, they will be forced to default, resulting in increased downward pressure on the commercial real estate market.  Foreclosing lenders must decide whether to retain properties or sell in the distressed market as it exists, devoid of financing and lacking in competitive buyers.

In light of the current economic conditions, the partnership has been increasing its allowance for loan losses, protecting loan interests in its collateral, and taking back collateral.  In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires.  The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management.  The current difficult economic conditions are not conducive to real estate sales and values, and make holding property taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership to hold properties as investments.

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2009, approximately 76% of the partnership’s loans (representing 84% of the aggregate principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception.  The remaining loans have terms longer than five years.  As of December 31, 2009, approximately 36% of the partnership’s loans outstanding (representing 46% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity.  The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations typically are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the value of the collateral securing the loan over the total debt owing on the property, including the partnership’s loan, is the “protective equity”.

Being an “asset” lender – albeit with lower LTV lending guidelines and increased protective equity – may increase the likelihood of payment defaults by borrowers.  Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to FDIC and/or other banking regulators, which are typically “credit” lenders.

The partnership loans are at fixed rates of interest that ranged from 5.13% to 10.50% at December 31, 2009 and from 6.38% to 10.50% at December 31, 2008.

Secured loan portfolio unpaid principal balance activity is recapped in the table following for the years ended December, 31.

	2009	2008
Beginning unpaid principal balance (or principal)	$6,425,871	$6,202,522
New loans added	182,125	1,728,433
Borrower repayments	(751,387)	(1,405,304)
Foreclosures	(417,979)	(99,780)
Other	(204,090)	—
Ending unpaid principal balance	$5,234,540	$6,425,540

Secured loans had the characteristics presented in the tables following at December 31.

	2009	2008
Number of secured loans	25	29
Secured loans-unpaid principal balance	$5,234,540	$6,425,871

Average secured loan	$209,382	$221,582
Average secured loan as percent of total secured loans	4.00%	3.45%
Average secured loan as percent of partners’ capital	2.52%	2.41%

Largest secured loan	$500,000	$500,000
Largest secured loan as percent of total secured loans	9.55%	7.78%
Largest secured loan as percent of partners’ capital	6.03%	5.44%
Largest secured loan as percent of total assets	5.95%	5.11%

Smallest secured loan	$39,057	$89,049
Smallest secured loan as percent of total secured loans	.75%	1.39%
Smallest secured loan as percent of partners’ capital	.47%	.97%
Smallest secured loan as percent of total assets	.47%	.91%

Number of counties where security is located (all California)	16	18
Largest percentage of secured loans in one county	18.13%	15.73%
Number of secured loans in foreclosure	4	2
Secured loans in foreclosure – unpaid principal balance	1,091,719	323,865
Number of secured loans with an interest reserve	—	1
Interest reserves	—	$3,564

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	21	$4,215,434	81%	24	$5,279,823	82%
Second trust deeds	3	930,733	18	4	1,056,999	16
Third trust deeds	1	88,373	1	1	89,049	2
Total loans	25	5,234,540	100%	29	6,425,871	100%
Liens due others at loan closing		1,566,711			1,666,711

Total debt		$6,801,251			$8,092,582

Appraised value at loan closing		$12,095,273			$13,809,106

Loan to value (LTV) (1)		56.23%			58.60%

(1) Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	19	$3,409,769	65%	20	$3,811,235	59%
Apartments	1	97,575	2	1	99,233	2
Commercial	4	1,430,219	27	5	1,793,846	28
Land	1	296,977	6	3	721,557	11
Total secured loans	25	$5,234,540	100%	29	$6,425,871	100%

	2009
Maturities	Loans	Principal	Percent
2010	5	$1,455,492	28%
2011	4	864,136	16
2012	6	1,190,573	23
2013	3	428,783	8
2014	1	215,741	4
Thereafter	5	865,124	17
Total future maturities	24	5,019,549	96
Matured at December 31, 2009	1	214,991	4
Total secured loans	25	$5,234,540	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secured loans more than 90 days delinquent
Number of loans (1)	4	3
Unpaid principal balance	$1,091,719	$476,865
Advances	85,684	2,802
Accrued interest	47,294	31,542

Secured loans in nonaccrual status
Number of loans (1)	5	1
Unpaid principal balance	$1,306,710	$153,000
Foregone interest	39,546	—

(1)
Four secured loans more than 90 days delinquent are included in the five loans in 2009 shown above on nonaccrual status.  The three secured loans more than 90 days delinquent include the one loan in 2008, shown above on nonaccrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	1	2
Unpaid principal balance	$214,991	$404,442
Advances	—	639
Accrued interest	1,346	19,851

(2)
As of December 31, 2009, the partnership had no matured loans more than 90 days delinquent in interest payments. As of December 31, 2008, the partnership had one matured loan more than 90 days delinquent in interest payments.

The loan with a principal balance of $214,991 that was past maturity at December 31, 2009 bears interest at a fixed rate of 8.5%.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
Alameda	$948,453	18.13%
San Francisco	850,000	16.24
Santa Clara	596,977	11.40
Solano	214,991	4.11
San Mateo	380,219	7.26
Sonoma	342,049	6.53
Contra Costa	153,000	2.92
Marin	182,125	3.48
Napa	97,575	1.86
	3,765,389	71.93%

Other Northern California Counties
Monterey	465,741	8.90%
San Joaquin	302,561	5.78
Santa Cruz	124,973	2.39
	893,275	17.07%

Southern California Counties
Los Angeles	246,715	4.71%
San Diego	153,661	2.94
Riverside	135,000	2.58
San Bernardino	40,500	0.77
	575,876	11.00%

Total	$5,234,540	100.00%

Number of secured loans in foreclosure	4	$1,091,719

Regulations

We are subject to various federal, state and local laws, rules and regulations that affect our business.  Following is a brief description of certain laws and regulations which are applicable to our business.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Form 10-K, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulations Applicable to Mortgage Lenders and Servicers.

We and Redwood Mortgage Corp., which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels.  In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and Redwood Mortgage Corp. are subject include those pertaining to:

•	real estate settlement procedures;
•	fair lending;
•	truth in lending;
•	compliance with federal and state disclosure requirements;
•	the establishment of maximum interest rates, finance charges and other charges;
•	secured transactions and foreclosure proceedings; and
•	privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers.

Some of the key federal and state laws affecting our business include:

•
Real Estate Settlement Procedures Act (RESPA). RESPA primarily regulates settlement procedures for real estate purchase and refinance transactions on residential (1-4 unit) properties.  It prohibits lenders from requiring the use of specified third party providers for various settlement services, such as appraisal or escrow services.  RESPA also governs the format of the good faith estimate of loan transaction charges and the HUD-1 escrow settlement statement.

•
Truth in Lending Act.  This federal act was enacted in 1968 for the purpose of regulating consumer financing and is implemented by the Federal Reserve Board.  For real estate lenders, this act requires, among other things, advance disclosure of certain loan terms, calculation of the costs of the loan as demonstrated through an annual percentage rate (APR), and the right of a consumer in a refinance transaction on their primary residence to rescind their loan within three days following signing.

•
Home Ownership and Equity Protection Act (HOEPA) and California Bill 489.  HOEPA was passed in 1994 to provide additional disclosures for certain closed-end home mortgages.  In 1995, the Federal Reserve Board issued final regulations governing “high cost” closed-end home mortgages with interest rates and fees in excess of certain percentage or amount thresholds.  These regulations primarily focus on additional disclosure with respect to the terms of the loan to the borrower, the timing of such disclosures, and the prohibition of certain loan terms, including balloon payments and negative amortization.  The failure to comply with the regulations will render the loan rescindable for up to three years. Lenders can also be held liable for attorneys’ fees, finance charges and fees paid by the borrower and certain other money damages.  Similarly in California, Assembly Bill 489, which was signed into law in 2001 and became effective as of July 1, 2002, provides for state regulation of “high cost” residential mortgage and consumer loans secured by liens on real property, which equal or exceed the Fannie Mae/Freddie Mac conforming loan limits or less, with interest rates and fees exceeding a certain percentage or amount threshold. The law prohibits certain lending practices with respect to high cost loans, including the making of a loan without regard to the borrower’s income or obligations.  When making such loans, lenders must provide borrowers with a consumer disclosure, and provide for an additional rescission period prior to closing the loan.

•
Mortgage Disclosure Improvement Act.  Enacted in 2008, this act amended the Truth in Lending Act regulating the timing and delivery of loan disclosures for all mortgage loan transactions governed under RESPA.

•
Home Mortgage Disclosure Act.  This act was enacted to provide for public access to statistical information on a lenders’ loan activity.  It requires lenders to disclose certain information about the mortgage loans it originates and purchases, such as the race and gender of its customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information.

•
Red Flags Rule. The Red Flags Rule, which becomes effective on August 1, 2009, requires lenders and creditors to implement an identity theft prevention program to identify and respond to loan applications in which the misuse of a consumer’s personal identification may be suspected.

•
Graham-Leach-Bliley Act.  This act requires all businesses which have access to consumers’ personal identification information to implement a plan providing for security measures to protect that information.  As part of this program, we provide applicants and borrowers with a copy of our privacy policy.

Recent or Pending Legislation and Regulatory Proposals.

The recent credit crisis has led to an increased focus by federal, state and local regulatory authorities on the mortgage industry.  Federal and state regulators are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry.  In addition, the U.S. economy is currently experiencing a prolonged and severe recession, which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales.  In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes.  It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

Following is a brief description of several key initiatives, actions and proposals that may impact the mortgage industry:

•
Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid.  In January 2008, in response to this federal guidance on non-traditional mortgage loans, California enacted SB 385 which requires lenders offering non-traditional mortgages on primary residential properties to provide additional disclosure information pertaining to the terms of the loan offered, as well as a comparison to other loan products that may be available in the marketplace.  The California Department of Real Estate defines ‘non-traditional’ mortgages as those in which there is a deferral of either principal or interest in the loan.  We do not make non-traditional loans on primary residential properties.

•
Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages.  On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance encourages servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures.  Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

•
Housing and Economic Recovery Act of 2008:  Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency.  It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products.  This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators.  The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE).  Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years.  It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

•
New Regulations Establishing Protections for Consumers in the Residential Mortgage Market.  In 2008, the Federal Reserve Board issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act (HOEPA). For mortgage loans governed by HOEPA, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay.  For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures within three business days following the receipt of an application.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, with certain exceptions.

•
Proposed Amendments to the U.S. Bankruptcy Code:  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as “cram down”.  Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers.  While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

Competition

The mortgage lending business is highly competitive, and the partnership will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage brokers, and other entities both larger and smaller than the partnership. Increased competition for mortgage loans could lead to reduced yields and fewer investment opportunities.

Item 1A – Risk Factors (not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties
Properties generally are acquired by foreclosure, and may be classified as “real estate held for sale” or “real estate held as investment”. Several factors are considered in determining the classification of owned properties and include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the criteria are met in accordance with U.S. generally accepted accounting principles (GAAP).  As a property’s status changes, reclassifications may occur.

Real estate held for sale

Activity and changes in the net realizable value, if any, for real estate held for sale are summarized in the table following for the years ended December 31,:

	2009	2008

Balance at the beginning of the year	$—	$—
Acquisitions	126,000	—
Dispositions	—	—
Change in net realizable value	—	—
Balance at the end of the year	$126,000	$—

Number of properties	1	—

Property type
Land	$126,000	—
Balance at the end of the year	$126,000	—

In January 2009, the partnership acquired by foreclosure a property located in Copperopolis, California in Calaveras County.

Real estate held as investment

Activity and changes in the valuation allowances, if any, for real estate held as investment are summarized in the table following for the years ended December 31.

	2009	2008

Balance at the beginning of the year	$1,942,067	$1,371,401
Acquisitions	233,784	633,386
Dispositions	(633,386)	(62,720)
Change in net realizable value	—	—
Balance at the end of the year	$1,542,465	$1,942,067

Number of properties	2	2

Property type
Land	$1,542,465	$1,308,681
Commercial	—	633,386
Balance at the end of the year	$1,542,465	$1,942,067

In August 2008, the partnership acquired by foreclosure a commercial-agricultural property encumbered by a first deed of trust securing a loan in the amount of $500,000 held by a third-party lender.  The general partners determined there was neither sufficient protective equity, appreciation potential or income potential to justify additional capital investment and allowed the property to revert back to the senior lien holder.  Prior to forfeiture, the property was not leased and did not generate any revenue.

In December 2008, the partnership and two affiliated partnerships sold an undeveloped parcel of land located in East Palo Alto, California to an affiliate of Redwood Mortgage Corp. for the then current market value.  The partnership’s pro rata share was $379,472; the partnership received 20% in cash ($75,455) and the balance in the form of a secured loan of $303,578 at 7.00%, amortized for 20 years, due in full on January 1, 2016.

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California in Stanislaus County. The partnership’s investment totals $233,784.

The partnership with two affiliated partnerships jointly owns vacant land acquired by a deed in lieu of foreclosure in 2004 located in Stanislaus County, California.  It is comprised of two lots, totaling approximately 10 acres. The partnership’s investment totals $1,308,681.

Investment in limited liability company

The partnership with three affiliated partnerships is a member of Larkin Property Company, LLC (Larkin) which owns a multi-unit property located in an upscale neighborhood in San Francisco acquired by foreclosure in February 2005.  The partnership has undertaken additional improvements to the property.  The property is not leased and does not generate any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.  As of December 31, 2009, the partnership’s investment in Larkin was $1,226,050.

Item 3 – Legal Proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4 – Reserved

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units.” Related Unitholder Matters and Issuer Purchases of Equity Securities

In October 1989, the partnership commenced an offering of up to 120,000 Units of limited partnership interests at $100 each (minimum 20 Units) through broker-dealer member firms of the NASD on a “best efforts” basis (as described in Part I Item 1).  Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings.  Limited partners may withdraw from the partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties. There is no established public trading market.  As of December 31, 2009, 452 limited partners had an aggregate capital balance of $8,285,264.
A description of the Units, transfer restrictions and withdrawal provisions is more fully described under the sections entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 46 to 50 of the Prospectus, which is incorporated herein by reference.

During 2009, the partnership’s annualized yield on compounding accounts was (3.90) % and (3.71) % on monthly distributing accounts.  During 2008, the partnership’s annualized yield on compounding accounts was 4.96% and 4.85% on monthly distributing accounts.

During the years 2009 and 2008, net income/(loss) per $1,000 invested by limited partners on compounding accounts was $(39) and $50, respectively; such net income was credited/(debited) to such limited partners’ capital accounts.  During the years 2009 and 2008, net income/(loss) per $1,000 invested by limited partners on monthly distributing accounts was $(37) and $49, respectively; the 2008 net income was paid out as distributions to such limited partners.

Item 6 – Selected Financial Data (not included as smaller reporting company)

Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts to third parties on behalf of borrowers to protect the partnership’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances accrue interest until repaid by the borrower.

The partnership may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.

If events and/or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue interest  as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued – for financial reporting purposes – however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property is capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recently issued accounting pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the partnership’s accounting polices.

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

Related Parties.

The general partners of the partnership are Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through Redwood Mortgage Corp. (RMC), an affiliate of the general partners, which arranges, services, and maintains the loan portfolio for the benefit of the partnership.  The fees received by the affiliate and the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners subject to limitations imposed by the partnership agreement.  In the past, the general partners have elected not to take the maximum compensation.  The following is a list of various partnership activities for which related parties are compensated.

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  In 2009 and 2008, loan brokerage commissions paid by borrowers were $5,008 and $54,298, respectively.

•
Mortgage Servicing Fees   Redwood Mortgage Corp. receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located.  Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  Redwood Mortgage Corp. does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by Redwood Mortgage Corp. in its sole discretion.  There is no assurance that Redwood Mortgage Corp. will waive fees at similar levels, or at all, in the future.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the years ended December 31, 2009 and 2008.

	2009	2008
Maximum chargeable	$82,633	$88,470
Waived	(27,545)	(74,742)

Net charged	$55,088	$13,728

•
Asset Management Fees   The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions.  The general partners do not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion.  There is no assurance that the general partners will waive fees at similar levels, or at all, in the future.  The table below summarizes the asset management fees paid to the general partners for the years ended December 31, 2009 and 2008.

	2009	2008
Maximum chargeable	$34,220	$34,678
Waived	(22,813)	(34,678)

Net charged	$11,407	$—

•
Other Fees   The partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees.  Such fees are incurred by the borrowers and are paid to the general partners.

•
Clerical costs through Redwood Mortgage Corp  An affiliate of the partnership, RMC, is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

•
Contributed Capital The general partners jointly and severally contributed cash equal to 1/10 of 1% of the total capital raised by the partnership.  The general partners contributed this cash as proceeds from the offerings were received from the limited partners.  As of December 31, 2009 and 2008, a general partner, Gymno Corporation, had contributed $8,602 and $11,973, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations

The partnership’s operating results for the year ended December 31, 2009 and 2008 are discussed below.

	Changes for the years ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
Revenue
Loans
Interest	$(70,926)	(12)%	$9,134	2%
Late fees	(2,803)	(64)	840	24
Total loan revenue	(73,729)	(13)	9,974	2
Other interest	(2,967	(43)	(19,246)	(73)
Gain on sale of real estate held	(316,314)	(100)	316,314	—
Other	3,038	89	(7,656)	(69)
Total revenues	(389,972)	(43)	299,386	50

Provision for loan loss	206,602	67	327,661	(1,551)

Operating expenses
Mortgage servicing fees	41,360	301	13,728	—
Asset management fees	11,407	—	(2,922)	(100)
Clerical costs through Redwood Mortgage Corp.	4,451	57	(2,937)	(27)
Professional services	23,101	35	(668)	(1)
Loss on real estate held	124,756	—	—	—
Other	(11,137)	(21)	16,527	46
Total operating expenses	193,938	139	23,728	20
Net income (loss)	$(790,512)	(174)%	$(52,003)	(10)%

Please refer to the above table throughout the discussion of Results of Operations.

Revenue - Loans

The interest on loans decreased for 2009 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans resulting in foregone interest of $39,546 in 2009 compared to zero for 2008.  The increase in interest on loans for 2008 compared to 2007 was due to increases in the average secured loan balance and the average yield rate.  The interest income for both years includes the amortization of discounts on unsecured loans.  The table below summarizes the yearly averages and the effect of the discount on the average yield rate.

			Effective
			Yield
	Average	Stated	Rate
	Secured	Average	Adjusted
	Loan	Yield	For
Year	Balance	Rate	Discount
2007	$5,961,336	9.38%	9.24%
2008	$5,997,450	9.48%	9.34%
2009	$5,852,763	9.11%	8.27%

The decrease in late fee revenue for 2009 compared to 2008 was due to the reductions in the overall protective equity of the loan portfolio and the decision to discontinue accruing late fees deemed uncollectable.

Other interest

The decreases in 2009 and 2008 in interest from interest bearing accounts were primarily due to declining interest rates earned.  Year 2008 also saw a reduction in its interest bearing account balance as it was able to invest in several new loans.  The table below summarizes the components in this area.

	Average
	Interest-	Average
	Bearing	Interest
Year	Balance	Rate
2007	$708,538	3.70%
2008	$392,987	1.77%
2009	$426,685	0.93%

Gain on sale of real estate held

The gain on sale of real estate held for 2008 is due to the partnership’s sale of its interest in a property to an affiliate of Redwood Mortgage Corp. in the fourth quarter of 2008.  The property had been held since 1993 in joint ownership with two affiliated partnerships.

Other income

Other income increased in 2009 due to an increase in early withdrawal penalties of $2,220 as requests for early liquidations increased.  Other income decreased in 2008 primarily due to a reduction in early withdrawal penalties of $2,138 and the receipt in 2007 of extraordinary transfer fees of $3,200 from a retirement custodian due to its need to realign some of its customers within various funds.

Provision for loan losses

The increase in the provision for losses on loans for 2009 and 2008 was due to the need to maintain the allowance for loan losses at adequate levels based upon the amount of protective equity calculated for each impaired loan.  During 2009 the number of impaired loans with impairments increased from one loan with a loan balance of $161,542 and an impairment of $40,151 at December 31, 2008, to five loans with an aggregate loan balance of $1,441,033 and impairments of $98,579 at December 31, 2009.  Charge offs to the allowance for loan losses for 2009 and 2008 have been $330,712 and $456,234, respectively.

Mortgage servicing fees

The increase in mortgage servicing fee expenses for 2009 was due to management’s complete waiver of mortgage servicing fees for the first three quarters of 2008, compared to only a partial waiver of such fees for each quarter during 2009. The increase in mortgage servicing fee expenses for 2008 was due to management’s waiver of the entire mortgage servicing fees for 2007, compared to a waiver of such fees for only the first three quarters of 2008.

Asset management fees

The increase in asset management fees for 2009 was due to a decrease in the amount of fees waived by the general partners.  The amount of fees waived for the year 2009 were $22,813 as compared to a complete waiver of $34,678 of fees for the year 2008.  The fees waived in 2007 were $32,042.

Clerical costs

The increase in clerical costs for 2009 was due to Redwood Mortgage Corp. waiving $3,052 of fees in the first quarter of 2008.  The decrease in clerical costs for 2008 was due to the partnership’s lower allocation percentage in relation to the other partnerships serviced by Redwood Mortgage Corp.

Professional services

The increase in professional services for 2009 was due to increases in professional costs for legal services, audits and tax return processing.  As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

Loss on Real Estate Held

The loss on real estate held in 2009 was due to management’s decision to allow a property to revert back to the senior lien holder.  Management determined there was insufficient protective equity, appreciation potential or income potential to justify additional capital investment.

Other expenses

The increase in other expenses for 2009 and 2008 was due to increases in costs to maintain and market the owned properties, primarily related to the new property acquired in both years.

Allowance for Losses.

The allowance for loan losses is principally the total specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans’	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
Year	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	5	$1,306,710	$1,441,033	$98,579	$801,288	$98,703	$62,434
2008	1	$153,000	$161,542	$40,151	$159,689	$14,918	$11,475

For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  The decline in real estate transactions and volumes has impacted adversely the protective equity for substantially all loans and the allowance for loan losses increased correspondingly.

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and maybe classified for financial reporting purposes as a troubled debt restructuring.  If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default.  This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt.  Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the table following for the years ended December 31.

	2009	2008
Balance at beginning of year	$236,893	$386,658

Provisions for loan losses	513,141	306,539

Charge-offs, net
Charge-offs	(330,712)	(456,304)
Recoveries	—	—
Total charge-offs, net	(330,712)	(456,304)

Balance at end of year	$419,322	$236,893

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	5.65%	7.10%

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.  During 2009, the partnership restructured four loans with no resulting loss.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments and the sale of real estate owned for the source of funds for loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.  Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years.  The partnership’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans.  In the event a borrower is unable to repay a loan at maturity due to its inability to refinance the loan or otherwise, the partnership may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan.  A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.  Excess cash flow is invested in new loan opportunities, when available, and used for other partnership business.

At the time of their subscription for units in the partnership, limited partners elected to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account.  The percent of limited partnerships electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 40% for 2009 and 38% for 2008.  In 2009, $118,846 was distributed to limited partners based on estimated net income; as the full year results of operations was a net loss, these amounts distributed were a return of capital.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement).  These withdrawals are within the normally anticipated range the general partners would expect based on their experience with the partnership, as well as other partnerships managed by the general partners.  The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty.  In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity.  Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash.  The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2009 and 2008, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty.  To date, the partnership has satisfied all withdrawal requests by limited partners.  The table below sets forth actual liquidations for the past two years:

	Year ended December 31,
	2009	2008
Capital liquidations-without penalty	$379,017	$329,037
Capital liquidations-subject to penalty	56,768	29,017
Total	$435,785	$358,054

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

Current Economic Conditions.

The partnership makes loans secured by California real estate.  As a result, the health of the California economy and real estate market is of primary concern to the partnership.  The majority of the partnership’s loans are secured by property located in Northern California, dominated by loans made in the nine counties of the San Francisco Bay Area.  As of December 31, 2009, approximately 72 percent of the loans held by the partnership were located in the nine counties which comprise the San Francisco Bay Area region.

The California economy has slowed significantly during 2007, 2008 and 2009.  California unemployment increased from 6.1 percent in December of 2007 to 12.3 percent in December 2009.  The unemployment rate rose to over 12.5 percent in February 2010 and appears that it may go higher. The California economy is in a recession like the remainder of the nation.

Residential real estate values are important to the partnership as they provide the security behind the loans.  During 2008, residential real estate values declined from their previous levels in 2006 and 2007. In 2009 residential real estate values declined for most of the year until beginning to improve in the last few months of 2009.  According to the California Association of Realtors, in December 2008 the median price of an existing single-family home in California was $281,000, a 41.5 percent decrease from the $480,820 median for December 2007. During 2009 the median price continued to drop before turning around and ending the year at $306,820 a 8.4 percent increase from December 2008.   Sales volumes began to increase commencing in the in the second half of 2008.  The increased sales volumes have helped to decrease inventories of homes.  The California Association of Realtors Inventory Index for existing single-family detached homes in December 2009 was 3.8 months and in December 2008 was 5.6 months, compared to 13.4 months for the same period in 2007.  The index indicates the number of months needed to deplete the supply of homes on the markets at the current sales rate.

For the partnership loans outstanding at December 31, 2009, the partnership had an average loan-to-value of 56.23 percent computed based on appraised values and senior liens as of the date the loan was made.  This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal on senior indebtedness through amortization of payments after the loan was made.  Real estate values have declined during 2007 and 2008 and although they increased slightly in late 2009 the declines have placed significant upward pressure on the partnership’s loan-to-value ratio.

Contractual Obligations Table. None

PORTFOLIO REVIEW – For the years ended December 31, 2009 and 2008.

Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately half of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity.

Secured loan portfolio unpaid principal balance activity is recapped in the table following for the years ended December 31,:

	2009	2008
Beginning unpaid principal balance (or principal)	$6,425,871	$6,202,522
New loans added	182,125	1,728,433
Borrower repayments	(751,387)	(1,405,304)
Foreclosures	(417,979)	(99,780)
Other	(204,090)	—
Ending unpaid principal balance	$5,234,540	$6,425,540

Secured loans had the characteristics presented in the tables following at December 31:

	2009	2008
Number of secured loans	25	29
Secured loans-unpaid principal balance	$5,234,540	$6,425,871

Average secured loan	$209,382	$221,582
Average secured loan as percent of total secured loans	4.00%	3.45%
Average secured loan as percent of partners’ capital	2.52%	2.41%

Largest secured loan	$500,000	$500,000
Largest secured loan as percent of total secured loans	9.55%	7.78%
Largest secured loan as percent of partners’ capital	6.03%	5.44%
Largest secured loan as percent of total assets	5.95%	5.11%

Smallest secured loan	$39,057	$89,049
Smallest secured loan as percent of total secured loans	.75%	1.39%
Smallest secured loan as percent of partners’ capital	.47%	.97%
Smallest secured loan as percent of total assets	.47%	.91%

Number of counties where security is located (all California)	16	18
Largest percentage of secured loans in one county	18.13%	15.73%
Number of secured loans in foreclosure	4	2
Secured loans in foreclosure – unpaid principal balance	1,091,719	323,865
Number of secured loans with an interest reserve	—	1
Interest reserves	—	$3,564

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	21	$4,215,434	81%	24	$5,279,823	82%
Second trust deeds	3	930,733	18	4	1,056,999	16
Third trust deeds	1	88,373	1	1	89,049	2
Total loans	25	5,234,540	100%	29	6,425,871	100%
Liens due others at loan closing		1,566,711			1,666,711

Total debt		$6,801,251			$8,092,582

Appraised value at loan closing		$12,095,273			$13,809,106

Loan to value (LTV) (1)		56.23%			58.60%

(1)
Based on appraised values and liens due other lenders at loan closing. The LTV computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current LTV ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	19	$3,409,769	65%	20	$3,811,235	59%
Apartments	1	97,575	2	1	99,233	2
Commercial	4	1,430,219	27	5	1,793,846	28
Land	1	296,977	6	3	721,557	11
Total secured loans	25	$5,234,540	100%	29	$6,425,871	100%

	2009
Maturities	Loans	Principal	Percent
2010	5	$1,455,492	28%
2011	4	864,136	16
2012	6	1,190,573	23
2013	3	428,783	8
2014	1	215,741	4
Thereafter	5	865,124	17
Total future maturities	24	5,019,549	96
Matured at December 31, 2009	1	214,991	4
Total secured loans	25	$5,234,540	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secured loans more than 90 days delinquent
Number of loans (1)	4	3
Unpaid principal balance	$1,091,719	$476,865
Advances	85,684	2,802
Accrued interest	47,294	31,542

Secured loans in nonaccrual status
Number of loans (1)	5	1
Unpaid principal balance	$1,306,710	$153,000
Foregone interest	39,546	—

(1)
Four secured loans more than 90 days delinquent are included in the five loans in 2009 shown above on nonaccrual status.  The three secured loans more than 90 days delinquent include the one loan in 2008, shown above on nonaccrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	1	2
Unpaid principal balance	$214,991	$404,442
Advances	—	639
Accrued interest	1,346	19,851

(2)
 As of December 31, 2009, the partnership had no matured loans more than 90 days delinquent in interest payments. As of December 31, 2008, the partnership had one matured loan more than 90 days delinquent in interest payments.

The loan with a principal balance of $214,991 that was past maturity at December 31, 2009 bears interest at a fixed rate of 8.5%.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
Alameda	$948,453	18.13%
San Francisco	850,000	16.24
Santa Clara	596,977	11.40
Solano	214,991	4.11
San Mateo	380,219	7.26
Sonoma	342,049	6.53
Contra Costa	153,000	2.92
Marin	182,125	3.48
Napa	97,575	1.86
	3,765,389	71.93%

Other Northern California Counties
Monterey	465,741	8.90%
San Joaquin	302,561	5.78
Santa Cruz	124,973	2.39
	893,275	17.07%

Southern California Counties
Los Angeles	246,715	4.71%
San Diego	153,661	2.94
Riverside	135,000	2.58
San Bernardino	40,500	0.77
	575,876	11.00%

Total	$5,234,540	100.00%

Number of secured loans in foreclosure	4	$1,091,719

The partnership had three unsecured loans with unpaid principal totaling $225,919 and $275,181, net of a discount, at December 31, 2009 and 2008, respectively.  Monthly payments are being received on each loan, all of which are on nonaccrual status.

The partnership may also make loans requiring periodic disbursements of funds.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2009 there were no such loans.

Item 7A Quantitative and Qualitative Disclosures About Market Risk (not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets - December 31, 2009 and December 31, 2008
•	Statements of Operations for the years ended December 31, 2009 and 2008
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008
•	Statements of Cash Flows for the years ended December 31, 2009 and 2008
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

•	Schedule II - Valuation and Qualifying Accounts
•	Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REDWOOD MORTGAGE INVESTORS VII
(A CALIFORNIA LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION
AS OF DECEMBER 31, 2009 AND 2008
AND FOR EACH OF THE TWO YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VII
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of Redwood Mortgage Investors VII’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
San Francisco, California
March 31, 2010

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
December 31, 2009 and 2008

ASSETS

	2009	2008
Cash and cash equivalents	$255,097	$183,779

Loans
Secured by deeds of trust
Principal balances	5,234,540	6,425,871
Advances	85,887	4,593
Accrued interest	122,298	106,322
Unsecured, net of discount of $71,649 and $84,037
in 2009 and 2008, respectively	225,919	275,181
Allowance for loan losses	(419,322)	(236,893)
Net loans	5,249,322	6,575,074

Receivable from affiliate	—	5,838
Investment in limited liability company	1,226,050	1,069,877
Real estate held for sale	126,000	—
Real estate held as investment	1,542,465	1,942,067
Total assets	$8,398,934	$9,776,635

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$19,217	$16,230
Mortgage payable	—	500,000
Payable to affiliate	85,851	74,830
Total liabilities	105,068	591,060
Partners’ capital
Limited partners’ capital, subject to redemption	8,285,264	9,173,602
General partners’ capital	8,602	11,973
Total partners’ capital	8,293,866	9,185,575
Total liabilities and partners’ capital	$8,398,934	$9,776,635

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues
Loans
Interest	$497,513	$568,439
Late fees	1,543	4,346
Total loan revenue	499,056	572,785
Other interest	3,973	6,940
Gain on sale of real estate held	—	316,314
Other	6,458	3,420
Total revenues	509,487	899,459

Provision for loan losses	513,141	306,539

Operating expenses
Mortgage servicing fees	55,088	13,728
Asset management fees	11,407	—
Clerical costs from Redwood Mortgage Corp.	12,268	7,817
Professional services	88,601	65,500
Loss on real estate held	124,756	—
Other	41,304	52,441
Total operating expenses	333,424	139,486
Net income (loss)	$(337,078)	$453,434

Net income (loss)
General partners (1%)	$(3,371)	$4,534
Limited partners (99%)	(333,707)	448,900
	$(337,078)	$453,434
Net income (loss) per $1,000 invested by limited partners
for entire period
-where income (loss) is compounded and retained	$(39)	$50
-where partner receives income (loss)
in monthly distributions	$(37)	$49

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2009 and 2008

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital	Capital
Balances at December 31, 2007	$9,254,923	$11,973	$9,266,896
Net income	448,900	4,534	453,434
Early withdrawal penalties	(2,321)	—	(2,321)
Partners’ withdrawals	(527,900)	(4,534)	(532,434)

Balances at December 31, 2008	9,173,602	11,973	9,185,575
Net loss	(333,707)	(3,371)	(337,078)
Early withdrawal penalties	(4,541)	—	(4,541)
Partners’ withdrawals	(550,090)	—	(550,090)

Balances at December 31, 2009	$8,285,264	$8,602	$8,293,866

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income (loss)	$(337,078)	$453,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	513,141	306,539
Gain on sale of real estate held	—	(316,314)
Early withdrawal penalty credited to income	(4,541)	(2,321)
Amortization of discount on unsecured loans	(12,387)	(8,225)
Impairment loss on real estate owned	124,756	—
Change in operating assets and liabilities
Loans unsecured	57,649	48,958
Accrued interest	(56,218)	(36,799)
Advances on loans	(92,129)	(10,013)
Receivable from affiliate	5,838	14,864
Accounts payable	2,987	4,365
Payable to affiliate	11,021	2,832
Net cash provided by operating activities	213,039	457,320
Cash flows from investing activities
Principal collected on loans	751,387	1,405,304
Loans originated	(182,125)	(1,424,855)
Payments for development of real estate	(4,720)	(18,200)
Proceeds from disposition of real estate	—	75,455
Payments on investment in limited liability company	(156,173)	(132,326)
Proceeds from investment in limited liability company	—	2,386
Net cash provided by (used in) investing activities	408,369	(92,236)
Cash flows from financing activities
Partners’ withdrawals	(550,090)	(532,434)

Net increase (decrease) in cash and cash equivalents	71,318	(167,350)
Cash and cash equivalents at beginning of year	183,779	351,129
Cash and cash equivalents at end of year	$255,097	$183,779
Supplemental disclosures of cash flow information
Cash payments for interest	$6,000	$—

Supplemental disclosure of non-cash investing activities
Loans receivable foreclosed including related interest and advances	$442,090	$115,185
Related loan loss reserve charge-offs upon foreclosure	(82,306)	—
Mortgage taken subject to collateral foreclosure	—	500,000
Real estate acquired through foreclosure on loans receivable	$359,784	$615,185

Secured loan from sale of real estate held	$—	$303,578

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VII is a California Limited Partnership organized in 1989.  The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation that is owned and controlled by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts.  The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate.  Loans are being arranged and serviced by Redwood Mortgage Corp. (RMC), an affiliate of the general partners.

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.

The general partners are responsible for managing the partnership business, subject to the voting rights of the limited partners on specified matters.  Any one of the general partners acting alone has the power and authority to act for and bind the partnership.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners.  The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting.

The limited partners elect, at the time of their subscription for units, to receive monthly, quarterly or annual cash distributions of earnings allocations, or to allow earnings to compound.  The election to receive cash distributions is irrevocable.  Subject to certain limitations, a compounding investor may subsequently change his election.

There are substantial restrictions on transferability of units and accordingly an investment in the partnership is non-liquid.  Limited partners have no right to withdraw from the partnership or to obtain the return of their capital account for at least one year from the date of purchase of units.

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

Once a limited partner has been in the partnership for the minimum five-year period, no penalty is imposed if withdrawal is made in twenty quarterly installments or longer.  Notwithstanding the minimum withdrawal period, the general partners, at their discretion, may liquidate all or part of a limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND GENERAL (continued)

The partnership does not establish a reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital account is restricted to the availability of partnership cash flow.  Furthermore, no more than 20% of the total limited partners’ capital accounts outstanding at the beginning of any year, may be liquidated during any calendar year.

Income taxes – federal and state - are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership.

A reconciliation of partners’ capital in the financial statements to the tax basis of partnership capital at December 31 is presented in the following table:

	2009	2008
Partners’ capital per financial statements	$8,293,866	$9,185,575
Allowance for loan losses	419,322	236,893
Book vs. tax basis – real estate	213,474	161,974
Partners’ capital tax basis	$8,926,662	$9,584,442

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

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is required.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller into a functioning market or was the transaction completed in a distressed market, with the predominant number of sellers being those surrendering properties to lenders in partial settlement of debt (as is prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in a distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic - often all cash - acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types in (such as land held for development and for units in a condominium conversion).

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans and interest income

Loans and advances generally are stated at the unpaid principal balance. Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan.  Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the unpaid principal balance and accrue interest until repaid by the borrower.

The partnership may fund a specific loan origination net of an interest reserve to insure timely interest payments at the inception (one to two years) of the loan. As monthly interest payments become due, the partnership funds the payments into the affiliated trust account.

If events and or changes in circumstances cause management to have serious doubts about the collectability of the payments of interest and principal in accordance with the loan agreement, a loan may be designated as impaired.  Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

From time to time, the partnership negotiates and enters into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

Interest is accrued daily based on the unpaid principal balance of the loans.  An impaired loan continues to accrue as long as the loan is in the process of collection and is considered to be well-secured.  Loans are placed on non-accrual status at the earlier of management’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan is no longer considered well-secured.  When a loan is placed on non-accrual status, the accrual of interest is discontinued; however, previously recorded interest is not reversed.   A loan may return to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement.

Late fees generally are 6% of the monthly installment payment past due and are recognized in income as collected.

Allowance for loan losses

Loans and the related accrued interest and advances are analyzed on a periodic basis for ultimate recoverability.  Delinquencies are identified and followed as part of the loan system.  Delinquencies are determined based upon contractual terms.  For impaired loans, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by management to be adequate, with due consideration to collateral values, such that the net carrying amount (unpaid principal balance, plus advances, plus accrued interest less the specific allowance) is reduced to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans, which would include costs to sell in arriving at net realizable value if planned disposition of the asset securing a loan is by way of sale.  Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The fair value estimates are derived from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property is capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Investment in limited liability company

Investment in limited liability company is accounted for using the equity method.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per $1,000 invested

Amounts reflected in the statements of operations as net income (loss) per $1,000 invested by limited partners for the entire period are amounts allocated to limited partners who had their investment throughout the period and have elected to either leave their earnings to compound or have elected to receive periodic distributions of their net income.  Individual income (loss) is allocated each month based on the limited partners’ pro rata share of partners’ capital.  Because the net income (loss) percentage varies from month to month, amounts per $1,000 will vary for those individuals who made or withdrew investments during the period, or select other options.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification was issued on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  Upon the Codification issuance only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other accounting literature excluded from the Codification is considered non-authoritative. All references to GAAP will now use the new Codification (ASC) numbering system.  The Codification did not have a material impact on the partnership's accounting polices.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The following commissions and fees are paid to the general partners and their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  In 2009 and 2008, loan brokerage commissions paid by the borrowers were $5,008 and $54,298, respectively.

Mortgage servicing fees

Redwood Mortgage Corp., an affiliate of the general partners, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, Redwood Mortgage Corp. has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings.  Redwood Mortgage Corp. does not use any specific criteria in determining the exact amount of fees to be waived.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans.  The table below summarizes the mortgage servicing fees paid to Redwood Mortgage Corp. for the years ended December 31, 2009 and 2008.

	2009	2008

Maximum chargeable	$82,634	$88,470
Waived	(27,546)	(74,742)
Net charged	$55,088	$13,728

Asset management fee

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate.  The general partners do not use any specific criteria in determining the exact amount of fees to be waived.  The table below summarizes the asset management fees paid to the general partners for the years ended December 31, 2009 and 2008.

	2009	2008

Maximum chargeable	$34,220	$34,678
Waived	22,813	(34,678)
Net charged	$11,407	$—

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners or affiliates.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Clerical costs from Redwood Mortgage Corp.

RMC, a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to limited partners.  During 2009 and 2008, operating expenses totaling $12,268 and $7,817, respectively, were reimbursed to RMC.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately half of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does  the general creditworthiness, experience and reputation of the borrower. Such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment.  The amount of the partnership’s loan combined with the outstanding debt and claims secured by a senior deed of trust on the property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made.  The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 70% for commercial properties, and 50% for land.   The excess of the total debt, including the partnership’s loan, and the value of the collateral is the protective equity

The partnership loans are at fixed rates of interest that ranged from 5.13% to 10.50% at December 31, 2009 and from 7.00% to 11.00% at December 31, 2008.

Secured loan portfolio unpaid principal balance activity is recapped in the table following for the years ended December, 31.

	2009	2008
Beginning unpaid principal balance (or principal)	$6,425,871	$6,202,522
New loans added	182,125	1,728,433
Borrower repayments	(751,387)	(1,405,304)
Foreclosures	(417,979)	(99,780)
Other	(204,090)	—
Ending unpaid principal balance	$5,234,540	$6,425,540

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the tables following at December 31.

	2009	2008
Number of secured loans	25	29
Secured loans-unpaid principal balance	$5,234,540	$6,425,871

Average secured loan	$209,382	$221,582
Average secured loan as percent of total secured loans	4.00%	3.45%
Average secured loan as percent of partners’ capital	2.52%	2.41%

Largest secured loan	$500,000	$500,000
Largest secured loan as percent of total secured loans	9.55%	7.78%
Largest secured loan as percent of partners’ capital	6.03%	5.44%
Largest secured loan as percent of total assets	5.95%	5.11%

Smallest secured loan	$39,057	$89,049
Smallest secured loan as percent of total secured loans	.75%	1.39%
Smallest secured loan as percent of partners’ capital	.47%	.97%
Smallest secured loan as percent of total assets	.47%	.91%

Number of counties where security is located (all California)	16	18
Largest percentage of secured loans in one county	18.13%	15.73%
Number of secured loans in foreclosure	4	2
Secured loans in foreclosure – unpaid principal balance	1,091,719	323,865
Number of secured loans with an interest reserve	—	1
Interest reserve	$—	$3,564

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

From time to time, an individual loan may constitute more than 10% of the secured loan portfolio or of total assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

	2009			2008
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	21	$4,215,434	81%	24	$5,279,823	82%
Second trust deeds	3	930,733	18	4	1,056,999	16
Third trust deeds	1	88,373	1	1	89,049	2
Total loans	25	5,234,540	100%	29	6,425,871	100%
Liens due others at loan closing		1,566,711			1,666,711

Total debt		$6,801,251			$8,092,582

Appraised value at loan closing		$12,095,273			$13,809,106

Loan to value (LTV) (1)		56.23%			58.60%

(1) Based on appraised values and liens due other lenders at loan closing.  The LTV computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last two years, and the portfolio’s current LTV ratio likely is higher than this historical ratio.

	2009			2008
Property type	Loans	Principal	Percent	Loans	Principal	Percent
Single family	19	$3,409,769	65%	20	$3,811,235	59%
Apartments	1	97,575	2	1	99,233	2
Commercial	4	1,430,219	27	5	1,793,846	28
Land	1	296,977	6	3	721,557	11
Total secured loans	25	$5,234,540	100%	29	$6,425,871	100%

	2009
Maturities	Loans	Principal	Percent
2010	5	$1,455,492	28%
2011	4	864,136	16
2012	6	1,190,573	23
2013	3	428,783	8
2014	1	215,741	4
Thereafter	5	865,124	17
Total future maturities	24	5,019,549	96
Matured at December 31, 2009	1	214,991	4
Total secured loans	25	$5,234,540	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers.  Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

At December 31, 2009 and 2008, the partnership had the following loans more than 90 days delinquent in interest payments and/or on nonaccrual status:

	2009	2008
Secured loans more than 90 days delinquent
Number of loans (1)	4	3
Unpaid principal balance	$1,091,719	$476,865
Advances	85,684	2,802
Accrued interest	47,294	31,542

Secured loans in nonaccrual status
Number of loans (1)	5	1
Unpaid principal balance	$1,306,710	$153,000
Foregone interest	39,546	—

(1)
Four secured loans more than 90 days delinquent are included in the five loans in 2009 shown above on nonaccrual status.  The three secured loans more than 90 days delinquent include the one loan in 2008, shown above on nonaccrual status.

At December 31, 2009 and 2008, the partnership had the following loans past maturity:

	2009	2008
Secured loans past maturity
Number of loans (2)	1	2
Unpaid principal balance	$214,991	$404,442
Advances	—	639
Accrued interest	1,346	19,851

(2)    As of December 31, 2009, the partnership had no matured loans more than 90 days delinquent in interest payments. As of December 31, 2008, the partnership had one matured loan more than 90 days delinquent in interest payments.

The loan with a principal balance of $214,991 that was past maturity at December 31, 2009 bears interest at a fixed rate of 8.5%.

Impaired loans are summarized and presented in the table following for the years ended December 31.

	Number	Total	Total	Impaired	Average		Interest
	of	Impaired	Investment	Loans’	Investment	Interest	Income
	Impaired	Loan	Impaired	Loss	Impaired	Income	Received
Year	Loans	Balance	Loans	Reserve	Loans	Accrued	In Cash
2009	5	$1,306,710	$1,441,033	$98,579	$801,288	$98,703	$62,434
2008	1	$153,000	$161,542	$40,151	$159,689	$14,918	$11,475

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4 – LOANS (continued)

Loans unsecured, net

The partnership had three unsecured loans with unpaid principal totaling $225,919 and $275,181, net of a discount, at December 31, 2009 and 2008, respectively.  Monthly payments are being received on each loan, all of which are on nonaccrual status.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is presented in the table following for the years ended December 31.

	2009	2008
Balance at beginning of year	$236,893	$386,658

Provisions for loan losses	513,141	306,539

Charge-offs, net
Charge-offs	(330,712)	(456,304)
Recoveries	—	—
Total charge-offs, net	(330,712)	(456,304)

Balance at end of year	$419,322	$236,893

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	5.65%	7.10%

The composition of the allowance for loan losses for each property type is presented in the table following at December 31:

	2009		2008
	Amount	Percent	Amount	Percent
Allowance for loan losses applicable to:
Secured loans by property type
Single family	$272,335	65%	$90,876	59%
Apartments	1,000	2	10,744	2
Commercial	30,500	27	30,792	28
Land	10,000	6	29,253	11
Total for secured loans	$313,835	100%	$161,665	100%

Unsecured loans	$105,487	100%	$75,228	100%

Total allowance for loan losses	$419,322	100%	$236,893	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 6 – REAL ESTATE HELD FOR SALE

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties generally are acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate held for sale” or “real estate held as investment”.  These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential.  Real estate owned is classified as held for sale in the period in which the GAAP criteria are met.  As a property’s status changes, reclassifications may occur.

Real estate held for sale activity and changes in the net realizable value, if any, are summarized in the table following for the years ended December 31.

	2009	2008

Balance at the beginning of the year	$—	$—
Acquisitions	126,000	—
Dispositions	—	—
Change in net realizable value	—	—
Balance at the end of the year	$126,000	$—

Number of properties	1	—

Property type
Land	$126,000	—
Balance at the end of the year	$126,000	—

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Real estate held for investment includes real estate generally acquired through foreclosure that is not being marketed for sale presently.  The following schedules for real estate held as investment reflect the activity and changes in the net realizable values and the property types for the years ended December 31.

	2009	2008

Balance at the beginning of the year	$1,942,067	$1,371,401
Acquisitions	233,783	633,386
Dispositions	(633,386)	(62,720)
Change in net realizable value	—	—
Balance at the end of the year	$1,542,465	$1,942,067

Number of properties	2	2

Property type
Land	$1,542,465	$1,308,681
Commercial	—	633,386
Balance at the end of the year	$1,542,465	$1,942,067

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 8 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership jointly with three other affiliated partnerships acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco.  At the time, the partnership’s loan balance totaled $836,702.  Upon acquisition the partnership transferred its interest to Larkin Property Company, LLC (“Larkin”).  The partnership owns 8% of the ownership interests in Larkin and 92% is owned by three other affiliates of the partnership.  Management believes the fair value of the property exceeds the combined partnerships’ investment.  Larkin intends to undertake additional improvements to the property.  The property is not leased and does not generate any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.  As of December 31, 2009, the partnership has capitalized $389,348 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At December 31, 2009, the partnership’s investment in Larkin totaled $1,226,050.

NOTE 9 – MORTGAGE  PAYABLE

In 2009, the partnership allowed its interest in title to a property acquired in 2008 by foreclosure to revert back to the senior lien holder.  The property was subject to a first lien interest-only mortgage of $500,000 with a 7.20% interest rate maturing on April 1, 2011.  The partnership determined there was not sufficient protective equity, appreciation potential or income potential to justify ongoing capital investment.

NOTE 10 – FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 10 – FAIR VALUE (continued)

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 ($ in thousands).

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2009
Impaired loans	$—	$211,500	$116,412	$327,912
Real estate held for sale	$—	$—	$126,000	$126,000
Real estate held as investment	$—	$—	$233,783	$233,783

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008 ($ in thousands).

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2008
Impaired loans	$—	$—	$112,958	$112,958
Real estate held for sale	$—	$—	$—	$—
Real estate held as investment	$—	$—	$633,385	$633,385

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans – The fair value of these non-impaired loans of $3,996,000 and $6,393,000 at December 31, 2009 and 2008, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans – Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 10 – FAIR VALUE (continued)

(d)
Real estate held.  Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The partnership makes construction and rehabilitation loans, which are not fully disbursed at loan inception.  The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2009, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of December 31, 2009.

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics.  None of these actions typically would be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts for the years ended
December 31, 2009 and 2008

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2008
Deducted from asset accounts
Allowance for loan losses	$386.658	$306,539	$—	$(456,304)	(b)	$236,893

Cumulative write-down of
real estate owned	161,974	—	—	—		161,974
	$548,632	$306,539	$—	$(456,304)		$398,867
Year ended December 31, 2009
Deducted from asset accounts
Allowance for loan losses	$236,893	$513,141	$—	$(330,712)	(a)	$419,322

Cumulative write-down of
real estate owned	161,974	89,953	—	—		251,927
	$398,867	$603,094	$—	$(330,712)		$671,249

(a) Represents write-offs of loans
(b) Represents sales of REO

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2009

							Col. H
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to	Col. I	Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Type	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Res.	9.50%	11/01/13	$2,087	$—	$248,240	$246,715	$—	1st	Los Angeles
Res.	8.88%	07/01/11	3,698	1,083,333	500,000	500,000	500,000	2nd	San Francisco
Res.	9.50%	01/01/14	1,825	183,153	217,000	215,741	—	2nd	Monterey
Res.	8.75%	01/01/15	1,433	—	182,125	182,125	—	1st	Marin
Res.	8.50%	04/01/10	1,771	—	200,000	250,000	—	1st	Monterey
Comm.	9.50%	03/01/10	3,279	—	390,000	380,219	380,219	1st	San Mateo
Res.	8.50%	01/01/08	1,523	200,398	215,000	214,991	—	2nd	Solano
Comm.	10.25%	02/01/10	2,563	—	300,000	300,000	—	1st	Santa Clara
Res.	9.75%	06/01/12	2,449	—	285,000	171,000	171,000	1st	San Joaquin
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Res.	9.00%	10/01/12	2,565	—	345,000	342,049	—	1st	Sonoma
Comm.	9.88%	05/01/10	3,292	—	400,000	400,000	—	1st	Alameda
Land	7.00%	01/01/16	2,354	—	303,578	296,977	—	1st	Santa Clara

The remaining loans have been aggregated by their property type

Res.	8.84%		11,063	99,827	1,467,250	1,287,148	40,500
Apts.	10.50%	06/01/11	875	—	100,000	97,575	—	1st	Napa

Total			$43,402	$1,566,711	$5,503,193	$5,234,540	$1,091,719

Note:  Most loans have balloon payments due at maturity.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV (continued)
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate, continued

Activity in secured unpaid principal balance is presented in the table following for the years ended December 31.

	2009	2008

Balance at beginning of year	$6,425,871	$6,202,522
Additions during period
New loans	182,125	1,728,433
Other	—	—
Total additions	182,125	1,728,433

Deductions during period
Collections of principal	751,387	1,405,304
Foreclosures	417,979	99,780
Cost of loans sold	—	—
Amortization of premium	—	—
Other	204,090	—
Total deductions	1,373,456	1,505,084

Balance at end of year	$5,234,540	$6,425,871

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2009 and 2008.

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2009.

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

The General Partners.

Michael R. Burwell.  Michael R. Burwell, age 53, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

Item 11 – Executive Compensation

COMPENSATION OF THE GENERAL PARTNERS AND AFFILIATES BY PARTNERSHIP

As indicated above in Item 10, the partnership has no officers or directors. The partnership is managed by the general partners. There are certain fees and other items paid to the general partners and related parties.

Set forth below in tabular form is a description of compensation that may be received by the general partners and their affiliates from the partnership or in connection with the investment of the proceeds of the partnership’s offering of units.  Other than as set forth herein, no compensation will be paid to the general partners or any affiliate.  These compensation arrangements have been established by the general partners and are set forth in the partnership agreement and are not the result of arms-length negotiations.  However, the general partners have compared their compensation arrangements to those of unrelated parties providing the same services.  The general partners have set, in some instances, maximum levels of compensation to be received by them or their affiliates; however, they have the discretion to set the actual fee received by them at an amount lower than the maximum amount allowable.  The general partners have determined the following compensation levels are fair and reasonable.  In their review, the general partners have:

•	analyzed the compensation arrangements in other offerings,

•	spoken to other professionals in the industry including issuers, promoters and broker dealers,

•	examined “rate sheets” from banks and savings & loans which set forth the rates being charged by those institutions for the same or similar services

•	collected data regarding compensation from trade association meetings and/or other relevant periodicals.

Thus, the general partners believe the amounts are approximately equivalent to those which would customarily be paid to unrelated parties for the same services.

OPERATING STAGE

Entity Receiving Compensation	Form and Method of Compensation	Amount Paid During Year Ended December 31
		2008	2009
Redwood Mortgage Corp.	Loan brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the partnership loans. The loan brokerage commissions are limited to an amount not to exceed 4% of the total partnership assets per year (except for the period ending six months after the offering termination date, in which the amount is up to 12% of the principal amount of the loan.) Such commissions are payable solely by the borrower and not by the partnership.	$54,298	$5,008
Redwood Mortgage Corp.	Processing and escrow fees for services in connection with notary, document preparation, credit investigation, and escrow fees in an amount equal to the fees customarily charged by Redwood Mortgage Corp. for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.	$4,656	$0

Redwood Mortgage Corp.	Loan servicing fee, payable monthly, in an amount up to 1/8 of 1% of the outstanding principal amount of each loan. (1)(2)	$13,728	$55,088

General Partners and/or Affiliates	Asset management fee payable monthly in an amount up to 1/32 of 1% of the Net Assets Under Management.(1)	$0	$11,407
General Partners	Reimbursement of expenses relating to administration of the partnership, subject to certain limitations, see Article X of the partnership agreement. (3)	$7,817	$12,268
Gymno Corporation	Reconveyance fee for reconveyance of property upon full payment of loan, payable by borrower (approximately $65 per loan or market rate)	$144	$105
Redwood Mortgage Corp.	Assumption fee for assumption of loans payable by borrower as either a set fee or a percentage of the loan.	$0	$0

Redwood Mortgage Corp.	Extension fee for extending the loan period payable by borrower as a percentage of the loan.	$0	$0
Redwood Mortgage Corp.	Interest earned, if any, on the loans between the date of deposit of borrower’s funds into Redwood Mortgage Corp.’s trust account and date of payment of such funds by Redwood Mortgage Corp.	$0	$0
General Partners	1% interest in profits, losses and distributions of earnings and cash available for distribution.	$4,534	$(3,371)

LIQUIDATING STAGE

Entity Receiving Compensation	Form and Method of Compensation	Amount Paid During Year Ended December 31
		2008	2009
General Partners	Participation in proceeds upon liquidation of the partnership equal to 1% of proceeds from cash available for distribution.	$0	$0

(1)
The general partners and their affiliates, in their sole discretion, may elect to lower the loan servicing fee or asset management fee for any period of time and thereafter raise the fees up to the stated limits.  An increase or decrease in this fee within the limits set by the partnership agreement directly impacts the yield to the limited partners.

(2)
On any property foreclosed upon, the loan servicing fee is payable by the borrower up until the time of foreclosure.  If, at the time of foreclosure, the loan servicing fee has not been paid out of the trustee’s sale of the foreclosed property, the loan servicing fee will be payable by the partnership.

(3)
The partnership will reimburse the general partners or their affiliates for the actual cost of goods and materials used for or by the partnership and obtained from unaffiliated parties.  In addition, the partnership will reimburse general partners or their affiliates for the cost of administrative services necessary for the prudent operation of the partnership provided that such reimbursement will be the lesser of (i) the actual cost of such services or (ii) 90% of the amount which the partnership would be required to pay independent parties for comparable services.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The general partners own an aggregate total of 1% of the partnership including a 1% portion of income and losses.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The partnership is subject to various conflicts of interest arising out of its relationship with the general partners and their affiliates, including Redwood Mortgage Corp.  These conflicts include conflicts related to the arrangements pursuant to which the general partners and their affiliates will be compensated by the partnership.  Because the partnership was organized and is operated by the general partners, these conflicts will not be resolved through arms length negotiations but through the exercise of the general partners’ judgment consistent with their fiduciary responsibility to the limited partners and the partnership’s investment objectives and policies.  These conflicts include, but are not limited to, the following:

1.           The General Partners’ Legal And Financial Obligations To Other Partnerships and Companies.  The general partners and their affiliates, particularly Redwood Mortgage Corp., serve as the general partners or managers of other limited partnerships or companies.  These entities include real estate mortgage limited partnerships and a limited liability company with investment objectives similar to those of the partnership.  They may also organize other real estate mortgage limited partnerships or limited liability companies in the future, including partnerships which may have investment objectives similar to those of the partnership.  The general partners and such affiliates have legal and financial obligations with respect to these partnerships which are similar to their obligations with respect to the partnership.  As general partners, they may have contingent liability for the obligations of such partnerships as well as those of the partnership.

The level of compensation payable to the general partners or their affiliates in connection with the organization and operation of other partnerships may exceed that payable in connection with the organization and operation of this partnership.  However, the general partners and their affiliates do not intend to offer for sale, interests in any other public programs (but not necessarily private programs) with investment objectives similar to the partnership, before substantially all initial proceeds of this offering are invested or committed.

2.           Other Activities of the General Partners and Their Affiliates.   The general partners and their affiliates have conflicts of interest in allocating their time between the partnership and other activities in which they are involved.  However, the general partners believe that they, and their affiliates, have sufficient personnel to discharge fully their responsibilities to the partnership and to other affiliated partnerships and ventures in which they are involved.  Redwood Mortgage Corp., an affiliate of the general partners, also provides loan brokerage services to investors other than the partnership.  As a result, there will exist conflicts of interest on the part of the general partners between the partnership and the other partnerships or investors with which they are affiliated at such time.  The general partners will decide which loans are appropriate for funding by the partnership or by such other partnerships and investors after consideration of all relevant factors, including the size of the loan, portfolio diversification, quality and credit worthiness of borrower, amount of uninvested funds and the length of time that excess funds have remained uninvested.

The general partners believe that they have sufficient financial and legal resources to meet and discharge their obligations to the partnership and to the other partnerships.  In the event that a conflict were to arise, however, the general partners will undertake the following steps:  (i) they will seek the advice of counsel with respect to the conflict; (ii) in the event of a short fall of resources, they will seek to allot the partnerships’ financial and legal resources on a pro rata basis among the partnerships; (iii) in the event a pro rata allotment would materially adversely affect the operations of any partnership, the general partners will use their best efforts to apply available resources to that partnership so as to attempt to prevent a material adverse effect, and the remainder of the resources, if any, would be applied on a pro rata basis.

3.           Loan Brokerage Commissions and Other Compensation To The General Partners and Their Affiliates.  The general partners and their affiliates receive fees and other compensation for services relating to the partnership’s offering of units and the investment and management of the partnership’s assets.  See Item 11 – “Compensation of the General Partners and Affiliates by Partnership” and Note 3 to the Financial Statements in Part II item 8 for more detailed information regarding these fees and other compensation.  None of the compensation payable to the general partners was determined by arms length negotiations.  We anticipate that the loan brokerage commissions charged to borrowers by Redwood Mortgage Corp., an affiliate of the general partners, will average approximately 4-6% of the principal amount of each loan, but may be higher or lower depending upon market conditions.  Such commissions were capped at 12% of the principal amount of each loan for the period in effect until six months after the termination date of the offering of units.  Thereafter, the loan brokerage commission have been capped at four 4% per annum of the partnership’s assets. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect upon the interest rates charged by the partnership on loans and thus the overall rate of return to you.  Conversely, if the general partners reduced the loan brokerage commissions charged by Redwood Mortgage Corp. a higher rate of return might be obtained for the partnership and the limited partners.  This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of the general partners to protect their interests.  In an effort to partially resolve this conflict, Redwood Mortgage Corp. has agreed that loan brokerage commissions shall be limited to 4% per annum of the partnership’s assets (or 12% or 12% of the total loan amount for the period in effect until six months after the offering termination date).  The general partners have reserved the right to retain the services of other firms, in addition to or in lieu of Redwood Mortgage Corp., to perform the brokerage services, loan servicing and other activities in connection with the partnership’s loan portfolio.  Any such other firms may also be affiliated with the general partners.

4.           Arrangement Of Loans By Redwood Mortgage Corp.  Redwood Mortgage Corp. arranges all loans made by the partnership.  Redwood Mortgage Corp. also arranges and makes mortgage loans for its own account and for other investors, including affiliates of the general partners.  There may be a conflict of interest between the partnership and Redwood Mortgage Corp. or other investors for whom it selects mortgage loans for investment.  This could arise from the fact that Redwood Mortgage Corp. may be choosing among various loans that it may have originated with different interest rates and other terms and features, for placement either in the partnership’s mortgage loan portfolio or with other investors.  You must rely on Redwood Mortgage Corp. and the other general partners to honor their fiduciary duty to protect the partnership’s interests in making and choosing mortgage loans.

5.           Sales Of Real Estate Owned To Affiliates.  In the event the partnership becomes the owner of any real property by reason of foreclosure on a loan, the general partners’ first priority will be to arrange the sale of the property.  The general partners will attempt to obtain a price that will permit the partnership to recover the full amount of its invested capital plus accrued but unpaid interest and other charges, or so much thereof as can reasonably be obtained in light of current market conditions.  In order to facilitate such a sale, the general partners may, but are not required to, arrange a sale to persons or entities controlled by them, e.g., to another partnership or entity formed by one of the general partners for the express purpose of acquiring foreclosure properties from lenders such as the partnership.  The general partners will be subject to conflicts of interest in arranging such sales since they will represent both parties to the transaction.  For example, the partnership and the potential buyer will have conflicting interests in determining the purchase price and other terms and conditions of sale.  The general partners’ decision will not be subject to review by any outside parties.

The general partners have undertaken to resolve these conflicts as follows:

(a)	No foreclosed property will be sold to an affiliate unless the general partners have first used their best efforts to sell the property at a fair price on the open market for at least 60 days.

(b)
In the event the property will be sold to an affiliate, the net purchase price must be more favorable to the partnership than any third party offer received.  The purchase price will also be (1) no lower than the independently appraised value of such property at the time of sale, and (2) no lower than the total amount of the partnership’s “investment” in the property.  The partnership’s investment includes without limitation the following:

•	the unpaid principal amount of the partnership’s loan,
•	unpaid interest accrued to the date of foreclosure,
•	expenditures made to protect the partnership’s interest in the property such as payments to senior lienholders and for insurance and taxes,
•	costs of foreclosure (including attorneys’ fees actually incurred to prosecute the foreclosure or to obtain relief from a stay in bankruptcy), and
•	any advances made by the general partners on behalf of the partnership for any of the foregoing.

A portion of the purchase price may be paid by the affiliate executing a promissory note in favor of the partnership.  Any such note will be secured by a deed of trust on the subject property.  The principal amount of such a note, plus any obligations secured by senior liens, will not exceed 80% of the purchase price of the property.  The terms and conditions of such a note will be comparable to those the partnership requires when selling foreclosed properties to third parties.

(c)	Neither the general partners nor any of their affiliates would receive a real estate commission in connection with such a sale.

It is the general partners’ belief that these undertakings will yield a price which is fair and reasonable for all parties.  However, no assurance can be given that the partnership could not obtain a better price from an unaffiliated third party purchaser.

Since the partnership does not have a board of directors and since the general partners are not considered independent of the partnership, the partnership does not have the equivalent of independent directors.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2009 and 2008 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2009 and 2008 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K and review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q were $69,173 and $53,826, respectively.

Audit Related Fees   There were no fees billed during the years ended December 31, 2009 and 2008 for audit-related services.

Tax fees   The aggregate fees billed for tax services for the years ended December 31, 2009 and 2008 were $3,122 and $3,318, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees   There were no other fees billed during the years ended December 31, 2009 and 2008.

All audit and non-audit services are approved by the general partner prior to the accountant being engaged by the partnership.

Part IV

Item 15 – Exhibits and Financial Statement Schedules

A.           Documents filed as part of this report are incorporated:

1. In Part II, Item 8 under A - Financial Statements.

2. The Financial Statement Schedules are listed in Part II - Item 8 under B - Financial Statement Schedules.

3. Exhibits.

Exhibit No.	Description of Exhibits

3.1		Limited Partnership Agreement
3.2		Form of Certificate of Limited Partnership Interest
3.3		Certificate of Limited Partnership
10.1		Escrow Agreement
10.2		Servicing Agreement
10.3	(a)	Form of Note secured by Deed of Trust which provides for principal and interest payments.
	(b)	Form of Note secured by Deed of Trust which provides principal and interest payments and right of assumption
	(c)	Form of Note secured by Deed of Trust which provides for interest only payments
	(d)	Form of Note
10.4	(a)	Deed of Trust and Assignment of Rents to accompany Exhibits 10.3 (a), and (c)
	(b)	Deed of Trust and Assignment of Rents to accompany Exhibit 10.3 (b)
	(c)	Deed of Trust to accompany Exhibit 10.3 (d)
10.5		Promissory Note for Formation Loan
10.6		Agreement to Seek a Lender
31.1		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Selected Portions of the Prospectus, dated October 20,1989

All of the above exhibits, other than 31.1, 31.2, 32.1, 32.2 and 99.1 were previously filed as the exhibits to Registrant’s Statement on Form S-11 (Registration No. 33-30427 and incorporated by reference herein).

B.           See A (3) above.

C.
See A (2) above. Additional reference is made to the prospectus (S-11 filed as part of the Registration statement) dated October 20, 1989 to pages 65 through 67 and Supplement #5 dated February 14, 1992 for financial data related to Gymno Corporation, a general partner.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March 2010.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 31st day of March 2010.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 31, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 31, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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
March 31, 2010

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
March 31, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
March 31, 2010

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify, to the best of my knowledge:

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
March 31, 2010