Form 10-Q
period 2010-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2010-05-17
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-19992

REDWOOD MORTGAGE INVESTORS VII,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California	94-3094928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Veterans Blvd., Suite 500, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 365-5341
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES    [   ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
MARCH 31, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$141,759	$255,097

Loans
Secured by deeds of trust
Principal balances	4,689,090	5,234,540
Advances	2,846	85,887
Accrued interest	78,511	122,298
Unsecured, net of discount of $68,552 and $71,649 for
March 31, 2010 and December 31, 2009, respectively	214,376	225,919
Allowance for loan losses	(422,419)	(419,322)
Net loans	4,562,404	5,249,322

Receivable from affiliate	34,635	—

Investment in limited liability company	1,265,108	1,226,050

Real estate held for sale	1,839,965	126,000

Real estate held as investment	1,542,465	1,542,465

Total assets	$9,386,336	$8,398,934

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$29,873	$19,217
Mortgage payable	1,031,602	—
Payable to affiliate	132,433	85,851
Total liabilities	1,193,908	105,068

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	8,183,826	8,285,264
General partners’ capital	8,602	8,602
Total partners’ capital	8,192,428	8,293,866
Total liabilities and capital	$9,386,336	$8,398,934

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Revenues
Loans
Interest	$116,999	$145,500
Late fees	4,394	456
Total loan revenue	121,393	145,956

Other interest	324	653
Rental income	13,958	—
Other	3,718	761
Total revenues	139,393	147,370

Interest expense	5,791	—

Provision for loan losses	3,097	1,031

Operating Expenses
Mortgage servicing fees	12,216	14,614
Asset management fees	2,593	2,875
Costs from Redwood Mortgage Corp.	2,947	3,045
Professional services	51,191	15,939
Rental operations	2,864	—
Other	7,273	13,371
Total operating expenses	79,084	49,844

Net income	$51,421	$96,495

Net income
General partners ( 1%)	$467	$965
Limited partners (99%)	50,954	95,530
	$51,421	$96,495

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$6	$10
Where partner receives income in monthly distributions	$6	$10

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2010
(unaudited)

	Limited	General
	Partners	Partners	Total

Balance at beginning of period	$8,285,264	$8,602	$8,293,866
Net income	50,954	467	51,421
Early withdrawal penalties	(2,604)	—	(2,604)
Partners' withdrawals	(149,788)	(467)	(150,255)
Balance at end of period	$8,183,826	$8,602	$8,192,428

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$51,421	$96,495
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Provision for loan losses	3,097	1,031
Early withdrawal penalty credited to income	(2,604)	(395)
Amortization of discount unsecured loans	(3,097)	(2,056)
Change in operating assets and liabilities
Loans unsecured	14,640	13,941
Accrued interest	(685)	(29,728)
Advances	(12,332)	(2,040)
Receivable from affiliate	(34,635)	2,876
Accounts payable	10,656	11,121
Payable to affiliate	46,582	5,703
Net cash provided by (used in) operating activities	73,043	96,948

Cash flows from investing activities
Principal collected on loans	4,950	371,347
Payments for development of real estate	(370)	(1,370)
Payments on investment in limited liability company	(39,058)	(49,725)
Net cash provided by (used in) investing activities	(34,478)	320,252

Cash flows from financing activities
Payments on mortgage payable	(1,648)	—
Partners’ withdrawals	(150,255)	(121,500)
Net cash provided by (used in) financing activities	(151,903)	(121,500)

Net increase (decrease) in cash and cash equivalents	(113,338)	295,700

Cash and cash equivalents - beginning of year	255,097	183,779

Cash and cash equivalents - end of period	$141,759	$479,479

Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$672,906	$212,603
Mortgages taken subject to collateral foreclosure	1,033,250	—
Real estate acquired through foreclosure on loans		—
receivable	$1,706,156	$212,603

Cash paid for interest	$5,791	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

The rights, duties and powers of the general and limited partners of the partnership are governed by the limited partnership agreement and Sections 15611 et seq. of the California Corporations Code.  Income taxes – federal and state – are the obligation of the partners, if and when taxes apply, other than for the annual California franchise taxes levied on and paid by the partnership.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management estimates (continued)

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate a tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by the tendency in a distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage of distressed markets. This accounts for the ever lower transaction volumes for higher quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets in which the partnership lends generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).

Loans, advances and interest income

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans, advances and interest income (continued)

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due, according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

The partnership may negotiate and enter into contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments which can delay and/or alter the loan’s cash flow and delinquency status.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Investment in limited liability company

Investment in limited liability company is accounted for using the equity method.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 9 to the financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year.  The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  In the three months ended March 31, 2010 and 2009, loan brokerage commissions paid by the borrowers were $0.

- Mortgage servicing fees - RMC, a related party, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annually) of the unpaid principal balance of the loan portfolio or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and at times waived additional amounts to enhance the partnership’s earnings. Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. RMC does not use any specific criteria in determining the exact amount of fees to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Mortgage servicing fees are summarized in the following table for the three months ended March 31.

	2010	2009
Maximum chargeable by RMC	$18,324	$21,921
Waived by RMC	(6,108)	(7,307)
Net charged	$12,216	$14,614

- Asset management fees - The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).  At times, the general partners have charged less than the maximum allowable rate to enhance the partnership’s earnings.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions. The general partners do not use any specific criteria in determining the exact amount of fees to be waived. The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion.

Asset management fees are summarized in the following table for the three months ended March 31.

	2010	2009
Maximum chargeable by general partners	$7,779	$8,625
Waived by general partners	(5,186)	(5,750)
Net charged	$2,593	$2,875

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses totaling $2,947 and $3,045 were reimbursed to RMC during the three months ended March 31, 2010 and 2009, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

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

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2010	2009
Unpaid principal balance, beginning of the year	$5,234,540	$6,425,871
New loans	—	—
Borrower repayments	(4,950)	(371,347)
Foreclosures	(540,500)	(189,443)
Other	—	—
Unpaid principal balance, end of period	$4,689,090	$5,865,081

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2010	2009
Number of secured loans	23	25
Secured loans – unpaid principal balance (or Principal)	$4,689,090	$5,234,540

Average secured loan	$203,873	$209,382
Average secured loan as percent of total secured loans	4.35%	4.00%
Average secured loan as percent of partners’ capital	2.49%	2.52%

Largest secured loan	$400,000	$500,000
Largest secured loan as percent of total secured loans	8.53%	9.55%
Largest secured loan as percent of partners’ capital	4.88%	6.03%
Largest secured loan as percent of total assets	4.26%	5.95%

Smallest secured loan	$38,933	$39,057
Smallest secured loan as percent of total secured loans	0.83%	0.75%
Smallest secured loan as percent of partners’ capital	0.48%	0.47%
Smallest secured loan as percent of total assets	0.41%	0.47%

Number of counties where security is located (all California)	15	16
Largest percentage of secured loans in one county	20.23%	18.13%

Number of secured loans in foreclosure status	2	4
Secured loans in foreclosure – unpaid principal balance	$551,219	$1,091,719

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.13-10.50%	5.13-10.50%

As of March 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $400,000 was secured by a mixed use commercial property located in Alameda County, California. This loan has an interest rate of 9.88% and matures in May 2010. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	20	$4,170,586	89%	21	$4,215,434	81%
Second trust deeds	2	430,310	9	3	930,733	18
Third trust deeds	1	88,194	2	1	88,373	1
Total secured loans	23	4,689,090	100%	25	5,234,540	100%
Liens due other lenders at loan closing		483,378			1,566,711

Total debt		$5,172,468			$6,801,251

Appraised property value at loan closing		$10,743,622			$12,095,273

Percent of total debt to appraised
values (LTV) at loan closing (1)		48.14%			56.23%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	17	$2,866,258	61%	19	$3,409,769	65%
Apartments	1	97,511	2	1	97,575	2
Commercial	4	1,430,219	31	4	1,430,219	27
Land	1	295,102	6	1	296,977	6
Total secured loans	23	$4,689,090	100%	25	$5,234,540	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	4	$1,074,644	23%
2011	3	363,613	8
2012	5	1,150,074	25
2013	3	428,253	9
2014	1	215,319	5
Thereafter	5	861,977	17
Total future maturities	21	4,093,880	87
Matured at March 31, 2010	2	595,210	13
Total secured loans	23	$4,689,090	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	March 31,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	2	1
Unpaid principal balance	$595,210	$214,991
Percent of loans	13%	4%
Advances	$1,092	$—
Accrued interest	$9,752	$1,346

(3)	One loan at March 31, 2010 and December 31, 2009 is also included in the secured loans more than 90 days delinquent shown in the table below.

- Delinquent loans - Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table.

	March 31,	December 31,
	2010	2009
Secured loans more than 90 days delinquent
Number of loans (4)	2	4
Unpaid principal balance	$551,219	$1,091,719
Advances	1,777	85,684
Accrued interest	8,406	47,294

Secured loans in nonaccrual status
Number of loans (4)	3	5
Unpaid principal balance	$766,210	$1,306,710
Foregone interest, for the three months ended March 31, 2010
and for the year ended December 31, 2009	$17,406	$39,546

(4)	Secured loans more than 90 days delinquent include 2 and 4 loans in 2010 and 2009, respectively, are also included in the loans on nonaccrual status.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 4 – LOANS (continued)

At March 31, 2010, 8.53% of the partnership’s receivable balance was due from one borrower.  Interest revenue from this borrower accounted for approximately 8.44% of interest revenue for the three months ended March 31, 2010.

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table for the three months ended March 31, 2010 and for the year ended December 31, 2009.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
March 31, 2010	3	$766,210	$777,738	$98,579	$1,109,386	$—	$—
December 31, 2009	5	$1,306,710	$1,441,033	$98,579	$801,288	$98,703	$62,434

Loans are designated as impaired when, based on current information and events, it is probable that the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements.  For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded).  At March 31, 2010 and December 31, 2009, one loan had a specific reserve.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table for the three months ended March 31.

	2010	2009
Balance at beginning of year	$419,322	$236,893

Provision for loan losses	3,097	1,031

Charge-offs, net
Charge-offs	—	(17,647)
Recoveries	—	—
Charge-offs, net	—	(17,647)

Balance at end of March 31,	$422,419	$220,277

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.00%	0.28%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$275,432	61%	$272,335	65%
Apartments	1,000	2	1,000	2
Commercial	30,500	31	30,500	27
Land	10,000	6	10,000	6
Total secured loans	$316,932	100%	$313,835	100%

Unsecured loans	$105,487	100%	$105,487	100%

Total allowance for loan losses	$422,419	100%	$419,322	100%

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following tables for the three months ended March 31.

	2010	2009
Real estate held for sale - beginning of the year	$126,000	$—
Acquisitions	1,713,965	—
Dispositions	—	—
Improvements/betterments	—	—
Charge-offs	—	—
Changes in net realizable values	—	—
Real estate held for sale - March 31,	$1,839,965	$—

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

Real estate held for sale summarized by property type is presented in the following table.

	March 31,	December 31,
	2010	2009
Number of properties	3	1

Property type
Single family	$44,107	$—
Multi family	1,669,858	—
Land	126,000	126,000
Total real estate held for sale	$1,839,965	$126,000

	2010	2009
Rental income	$13,958	$—

Operating expenses
Property taxes	—	—
Management, administration and insurance	1,118	—
Utilities, maintenance and other	1,746	—
Advertising and promotions	—	—
Total operating expenses	2,864
Earnings	$11,904	$—

Interest expense on the mortgage securing the rental property was $5,791 for the three months ended March 31, 2010.

In February 2010 the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22 unit, condominium complex, in which the partnership holds a 16.67% ownership interest.  The property is subject to a senior loan with an interest rate of 7.21%.  The transaction resulted in an increase to real estate held as investment of $1,669,858, reductions to secured loans of $500,000, accrued interest of $36,970 and advances of $99,638.  The partnership's share of the unpaid principal balance of the senior loan is $1,033,250. Following its acquisition, the property has been operated as a rental property, pending the planned sale of the units. An independent, professional management firm has been engaged to oversee property operations. As of March 31, 2010, all of the units have been leased to tenants.  RMC is processing/filing necessary administrative documents to place the property for sale as individual units.

In January 2010 the partnership acquired through foreclosure a single family residence located in San Bernardino County, California.  The partnership’s net investment at acquisition was $44,107.  As of March 31, 2010 a sale was pending.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Real estate held as investment activity and changes in the impairment reserves are summarized in the following table for the three months ended March 31.

	Cost
	2010	2009
Balance beginning of the year	$1,542,465	$1,942,067
Acquisitions	—	212,603
Dispositions	—	—
Improvements/betterments	—	1,370
Change in impairment reserve	—	(17,647)
Balance March 31,	$1,542,465	$2,138,393

Real estate held as investment summarized by property type is presented in the following table.

	March 31,	December 31,
	2010	2009
Number of properties	2	2

Property type
Land	$1,542,465	$1,542,465
Total real estate held as investment	$1,542,465	$1,542,465

NOTE 8 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership jointly with three other affiliated partnerships acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco.  At the time, the partnership’s loan balance totaled $836,702.  Upon acquisition the partnership transferred its interest to Larkin Property Company, LLC (“Larkin”).  The partnership owns 8% of the ownership interests in Larkin and 92% is owned by three other affiliates of the partnership.  Management believes the fair value of the property exceeds the combined partnerships’ investment.  Larkin intends to undertake additional improvements to the property.  The property is not leased and does not generate any revenues.  The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property.  As of March 31, 2010, the partnership has capitalized $428,406 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property.  At March 31, 2010, the partnership’s investment in Larkin totaled $1,265,108.

NOTE 9 – MORTGAGE PAYABLE

As described in Note 6 above, the partnership acquired a property subject to an existing senior mortgage held by a bank.  The senior loan, with an outstanding balance of $1,031,602, has an interest rate of 7.21%, requires monthly payments of principal and interest, and matures on June 14, 2011.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$171,683	$117,758	$289,441
Real estate held for sale	$—	$—	$1,839,965	$1,839,965
Real estate held as investment	$—	$—	$233,783	$233,783

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$211,500	$116,412	$327,912
Real estate held for sale	$—	$—	$126,000	$126,000
Real estate held as investment	$—	$—	$233,783	$233,783

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 10 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $3,989,000 and $3,996,000 at March 31, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership may make construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At March 31, 2010, there were no undisbursed loan funds.  The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of March 31, 2010.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2010 (unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of the Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements.

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2010 annualized yield estimates, expectations regarding the level of loan delinquencies or foreclosures, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, expectations as to when liquidations will resume or how long reduced earnings distributions will be in effect, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio.  Actual results may be materially different from what is projected by such forward-looking statements.  Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate held for sale and held as investment, at acquisition and subsequently.  Actual results could differ significantly from these estimates. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the arithmetic difference between the fair value of the collateral, net of any senior liens, and the loan balance, where “loan balance” is the sum of the unpaid principal, advances and the recorded interest thereon.  This computation is done for each loan (whether impaired or performing), and while loans secured by collateral of similar property type are grouped, there is enough distinction and variation in the collateral that a loan-by-loan, collateral-by-collateral analysis is appropriate.

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

Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace and 3) capitalized cash flows or investment approach.  These approaches may or may not result in a common, single value.  The market-comparables approach may yield several different values depending on certain basic assumptions, such as, determining highest and best use (which may or may not be the current use); determining the condition (e.g. as-is, when-completed, or for land when-entitled); and determining the unit of value (e.g. as a series of  individual unit sales or as a bulk disposition).  Further complicating this process already subject to judgment, uncertainty and imprecision are the current low transaction volumes in the residential, commercial and land markets, and the variability that has resulted.  This exacerbates the imprecision in the process, and requires additional considerations and inquiries as to whether the transaction was entered into by a willing seller in a functioning market or the transaction was completed in a distressed market, in which the predominant number of sellers are surrendering properties to lenders in partial settlement of debt (as is currently prevalent in the residential markets and is occurring more frequently in commercial markets) and/or participating in “arranged sales” to achieve partial settlement of debts and claims and to generate tax advantage. Either way, the present market is at historically low transaction volumes with neither potential buyers nor sellers willing to transact.  In certain asset classes the time elapsed between transactions – other than foreclosures – was 12 or more months.

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers.  Criticized as having contributed to the asset bubble by inflating values, beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values.  It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market - or come on and off the market – because these owners often believe in the intrinsic value of their properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for higher-quality properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets the partnership lends in generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability.  These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion).

Loans, advances and interest income

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

If, based upon current information and events, it is probable the partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, a loan may be designated as impaired. Impaired loans are included in management’s periodic analysis of recoverability. Any subsequent payments on impaired loans are applied to late fees and then to reduce first the accrued interest, then advances, and then unpaid principal balances.

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

Real estate held for sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses.  Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held as investment

Real estate held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Recently issued accounting pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 9 to the financial statements.

Related Parties.

The general partners of the partnership are Gymno Corporation and Michael R. Burwell.  Most partnership business is conducted through RMC, which arranges services and maintains the loan portfolio for the benefit of the partnership.  The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. See Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1. of this Report for a detailed discussion of the various partnership activities for which the general partners and related parties are compensated.

Contributed Capital

The general partners jointly or severally are required to contribute 1/10 of 1% in cash contributions as proceeds from the offerings are received from the limited partners.  As of March 31, 2010 and December 31, 2009, a general partner, Gymno Corporation, had contributed $8,602 as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations.

The partnership’s operating results for the three months ended March 31, 2010 and 2009 are discussed below.

	Changes during the three months ended March 31, 2010 versus 2009
	Dollars	Percent
Revenue
Loans
Interest	$(28,501)	(20)%
Late fees	3,938	864
Total loan revenue	(24,563)	(17)
Other interest	(329)	(50)
Rental income	13,958	—
Other	2,957	389
Total revenues	(7,977)	(5)

Interest expense	5,791	—

Provision for loan losses	2,066	200

Operating expenses
Mortgage servicing fees	(2,398)	(16)
Asset management fees	(282)	(10)
Clerical costs through Redwood Mortgage Corp.	(98)	(3)
Professional services	35,252	221
Rental operations	2,864	—
Other	(6,098)	(46)
Total operating expenses	29,240	59
Net income	$(45,074)	(47)%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2009

Revenue – Loans – Interest

The interest on loans decreased for 2010 due to a decrease in the average secured loan portfolio balance and the decrease in the related average yield rate.  Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The following table recaps the quarterly averages.

	Average
	Secured	Effective
	Loan	Yield
	Balance	Rate
2009	$6,423,300	8.93%
2010	$5,180,860	8.79%

Late fees

The increase in late fees for 2010 is due to the partnership’s collection of $4,152 in late fees from a receiver/borrower related to a loan subsequently foreclosed in 2010.

Revenue – Rental Income

The rental revenue for 2010 is attributable to the partnership’s partial ownership in a condominium complex acquired by foreclosure during the first quarter of 2010, which is operating as a rental property.  An independent, professional management firm was engaged to oversee operations.

Other income

The increase in other income for 2010 is primarily due to early withdrawal penalties collected in 2010 of $2,604, compared to $395 for the same period in 2009.

Interest Expense

The increased interest expense for 2010 is due to the partnership’s monthly payments on the senior mortgage securing the rental property acquired by foreclosure in February 2010.

Provision for losses on loans

The increase in provision for loan losses in 2010 resulted from additional loan impairments.

Operating Expenses

The decrease in mortgage servicing fees for 2010 is due to the reduction in the average loan balance (see table above for Revenue – loans – Interest).

The increase in professional services for 2010 was due to increases in professional costs for legal services, audits and tax return processing.  As more issues have arisen related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts has increased.

The increase in rental operations for 2010 is due to the partnership acquisition of a rental property in February 2010.  Please see the earlier discussion under Revenue - Rental Income in this item.

Operating expenses of rental property are presented in the following table for the three months ended March 31.

	2010	2009
Operating expenses
Property taxes	$—	$—
Management, administration and insurance	1,118	—
Utilities, maintenance and other	1,746	—
Advertising and promotions	—	—
Total operating expenses	$2,864	—

The decrease in other expenses in 2010 is due to higher holding costs on real estate owned in 2009.

Allowance for Losses.

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

					Average		Interest
		Unpaid			Investment	Interest	Income
		Principal	Loan	Specific	Impaired	Income	Received
	Loans	Balance	Balance	Reserve	Loans	Accrued	In Cash
March 31, 2010	3	$766,210	$777,738	$98,579	$1,109,386	$—	$—
December 31, 2009	5	$1,306,710	$1,441,033	$98,579	$801,288	$98,703	$62,434

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

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent.  Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows time to pay the loan in full.  By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and may be classified for financial reporting purposes as a troubled debt restructuring.  If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default.  This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt.  Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

Activity in the allowance for loan losses is presented in the following table for the three months ended March 31.

	2010	2009
Balance at beginning of year	$419,322	$236,893

Provision for loan losses	3,097	1,031

Charge-offs, net
Charge-offs	—	(17,647)
Recoveries	—	—
Charge-offs, net	—	(17,647)

Balance at end of March 31,	$422,419	$220,277

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.00%	0.28%

The partnership may restructure loans which are delinquent or past maturity.  This is done either through the modification of an existing loan or by re-writing a whole new loan.  It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

Liquidity and Capital Resources.

The partnership relies upon loan payoffs, borrowers’ mortgage payments, partnership operations and partner liquidations, sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans.  Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership.  If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments.  Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership.  This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates.  Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners.  Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

Currently the credit and financial markets are facing a significant and prolonged disruption.  As a result, loans are not readily available to borrowers or purchasers of real estate.  These credit constraints have impacted the partnership and our borrowers’ ability to sell properties or refinance their loans in the event they have difficulty making loan payments or their loan matures.  Borrowers are also generally finding it more difficult to refinance or sell their properties due to the general decline in California real estate values in recent years.  The partnership’s loans generally have shorter maturity terms than typical mortgages.  As a result, constraints on the ability of our borrowers to refinance their loans on or prior to maturity have had and will likely continue to have a negative impact on their ability to repay their loans. In the event a borrower is unable to repay a loan at maturity due to their inability to refinance the loan or otherwise, the partnership may consider extending the maturing loan through workouts or modifications, or foreclosing on the property as the general partners deem appropriate based on their evaluation of each individual loan. A slow down or reduction in loan repayments would likely reduce the partnership’s cash flows and restrict the partnership’s ability to invest in new loans or provide earnings and capital distributions.

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account.  If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable.  If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions.  Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  As of March 31, 2010 and 2009, limited partners electing to withdraw earnings represented 40% and 39%, respectively.

	Three months ended March 31,
	2010	2009
Distributing	$18,487	$37,000
Compounding	27,733	58,530
Total	$46,220	$95,530

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see “Withdrawal From Partnership” in the Limited Partnership Agreement).  Once a limited partner’s initial five-year holding period has passed, the general partners expect to see an increase in liquidations due to the ability of limited partners to withdraw without penalty.  This ability to withdraw five years after a limited partner’s investment has the effect of providing limited partner liquidity and the general partners expect a portion of the limited partners to avail themselves of this liquidity.
Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table during the three months ended March 31.

	2010	2009

Capital liquidations – without penalty	$101,697	$79,172
Capital liquidations – subject to penalty	32,553	4,935

Total	$134,250	$84,107

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

The crisis in the capital markets and resulting recession in the United States began in December 2007 and continued to deepen as 2008 progressed.  The Gross Domestic Product (GDP), the output of goods and services produced by labor and property located in the United States, began the first quarter of 2008 with a decrease of 0.7 percent, then ticked up 1.5 percent in the second quarter before progressively declining with a 2.7 percent drop in the third quarter and a dramatic fourth quarter 2008 decrease of 5.4 percent.  The effects of the long economic slow down continued to worsen in 2009.  In the first quarter of 2009, GDP tumbled further by 6.4 percent and again declined 0.7 percent in the second quarter. The third and fourth quarters of 2009 and the first quarter of 2010 saw GDP increases of 2.2 percent, 5.6 percent and 3.2 percent.  However, for the year 2009 GDP decreased from its 2008 level by 2.4 percent.

The late 2009 and early 2010 increases, while meaningful, have only just begun to erase the prior year and a half of continuous declines in GDP.  Long-term, consistent GDP gains will be necessary for the vital areas of the economy – credit, jobs and housing - to start to recover and keep that recovery sustainable.

Credit/Capital markets - As a result of the dysfunctional capital markets, the United States economy generally and the real estate markets in particular, faced a meltdown in the third and fourth quarters of 2008.  Among the events that collided and contributed to the virtual seizure of the financial system were: the failure of the brokerage firm Lehman Brothers; the forced mergers of Bear Stearns and Merrill Lynch; the government takeover of both Fannie Mae and Freddie Mac (the largest holders of residential mortgages in the United States); the forced merger of Wachovia Bank; the merger of Bank of America with Countrywide (the third largest holder of residential mortgages in the United States); and the $85 billion government bailout of American International Group, Inc. (AIG), one of the worlds largest insurers.

The fallout and impact of this virtual financial seizure in late 2008 began to assert their effects in 2009.  Some of the areas affected were:  bank failures, further credit availability reductions, further real estate value reductions, continued loan delinquencies and increased foreclosures.  During 2009, 140 banks failed and were taken over by the FDIC.  Continuing in 2010, 68 banks failed through May 10, 2010.  Credit, one of the necessary components of a functioning economic system, virtually ceased to exist and the financial system became illiquid.  Real estate, already suffering from record loan delinquencies and reductions in values throughout late 2007 and 2008, is a heavy user of credit.  As the capital markets constricted and then almost ceased, financing for real estate became ever more unavailable.  This magnified the weaknesses in the already difficult real estate markets and caused further uncertainty, difficulty in completing transactions, increased loan delinquencies, and helped cause further real estate value reductions.  Without available real estate credit, owners of real estate could not efficiently sell or refinance property, as underwriting standards materially continued to evolve, tighten and reduce the types of qualifying properties borrower standard that are deemed acceptable risks. In many cases, all cash transactions were necessary to complete a purchase.

In response to these events and to help bolster the financial and capital markets, the United States government, through the Federal Reserve and Treasury, adopted several measures.  These measures include, among others, two financial stimulus packages, enactment of the Troubled Asset Relief Program (TARP) to provide capital to financial institutions, reduction of the Federal Funds Rate to a range of 0.00 percent to 0.25 percent and enactment of the Emergency Economic Stabilization Act.  While these efforts have provided much-needed assistance in keeping the capital markets and financial system from collapsing completely, they have not fully stabilized or fully returned the overall capital markets and financial systems to health.  The primary sources of lending capital remaining to real estate borrowers have been reduced to loans that may be sold to Fannie Mae, Freddie Mac, FHA and a few large well-capitalized portfolio lenders.  This curtailment of lending to real estate in general has resulted in a real estate credit crisis that is leaving borrowers and purchasers without available sources of credit.  In addition to less availability of money for real estate lending, the remaining lenders have both increased their underwriting standards as well as eliminated a wide variety of lending programs.  This has significantly reduced the number of potential borrowers for both residential and commercial properties that may qualify for loans.  Increased lending standards have led to reduced potential viable purchasers of real estate, in some cases only all cash buyers at vulture prices.  In general, this contributes to a reduced demand for real estate and a real estate market that lacks solid markers to value due to distressed sales which may dominate markets or skew market indicators of value.

As a result of the dysfunction in the capital markets and the deepening recession in the United States, the Federal Reserve instituted a number of lending programs to provide well-secured, mostly short-term credit to the financial system.  As financial conditions in the United States started to show signs of improvement in late 2009 and early 2010, the Federal Reserve began phasing out these lending programs.  The last of the major programs still in operation is the Term Asset-Backed Securities Loan Facility (TALF), which has supported the market for asset-backed securities. The TALF is scheduled to close on March 31, 2010, for all loans except those backed by newly issued commercial mortgage-backed securities; on June 30 the TALF will close for all loans.  The Fed’s lending programs may have helped hold down interest rates; it is too early to tell if rates will rise in the absence of Fed intervention however, no dramatic changes have occurred in the brief period since March 31, 2010.

Employment/Jobs - The economic downturn continues to impact the United States and California’s unemployment figures.  Unemployment for the nation had risen to 6.9 percent by the end of 2008, and continued to rise during 2009.  Average national unemployment rose to 8.2 percent during the first quarter of 2009, then to 9.3 percent in the second quarter, 9.7 percent in the third quarter, and to 10.0 percent as of December 2009.  By the end of 2009, national unemployment was at the highest level in over 25 years.  As of March 31, 2010, national unemployment had declined slightly to 9.7 percent.  California’s unemployment mirrored the nation with unemployment rising significantly throughout 2008 and 2009.  California’s unemployment rate began 2009 at 9.2 percent and ended the year at 12.3 percent.  During the first quarter of 2010 California’s unemployment rate continued to increase to 12.6 percent of the labor force.  The California unemployment rate is the highest it has been since the Bureau of Labor Statistics started keeping records in 1976; in many areas within the state, unemployment rates are at their highest levels since the Great Depression.  These figures do not include the underemployed, where a worker is either employed below their skill level, forced to work part time, or unproductive due to overstaffing.  According to some estimates, up to 20 percent of the nation’s labor force may be underemployed, meaning they are contributing less to the nation’s productivity and spending less because of reduced income and uncertainty about their employment situation.  Overall, the rapid rise in unemployment has caused significant concerns among workers regarding their job security and lowered their confidence in their own financial circumstances.  In situations where workers have lost jobs they may not be able to meet their financial obligations.

In reaction to the economic distress and uncertainty, the consumer has become pessimistic.  The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy.  Generally consumer confidence is high when the unemployment rate is low and GDP growth is high; consumers are also more likely to spend when confidence is high.  The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic.  At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3.  Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s from May 2009 through April 2010.

Housing - Also in line with the general worsening of the United States’ economy in 2008 and early 2009 and the decline in consumer confidence, the housing market experienced high volumes of delinquencies and foreclosures.  According to the Mortgage Bankers Association’s National Delinquency Survey, the delinquency rate for mortgage loans on residential properties fell to 9.47 percent as of the end of the fourth quarter of 2009, down slightly from the third quarter, but still up 1.59 percent from the fourth quarter of 2008.  The delinquency rate includes loans that are past due but not in foreclosure.  The percentage of loans in foreclosure at the end of the fourth quarter of 2009 was 4.58 percent, an increase of 0.11 percent from the third quarter and a 1.28 percent increase from the fourth quarter of 2008.  The combined percentage of loans in foreclosure or past due at the end of the fourth quarter of 2009 was 15.02 percent, the highest ever recorded in the MBA delinquency survey.  In California, delinquencies and foreclosures are higher than the national figures.  In the first quarter of 2009, the number of foreclosures filed peaked at 135,431 – the highest number ever recorded.  In the second quarter, foreclosure filings dropped to 124,562, then to 111,689 in the third quarter, down to 84,568 in the fourth quarter of 2009 and down again to 81,054 in the first quarter of 2010.  Overall, foreclosure filings were down 4.2 percent from the fourth quarter of 2009 and down 40.2 percent from the first quarter of 2009.  The number of Trustees Deeds recorded in the state of California, or the number of house or condo units taken over by the lender, totaled 42,857 for the first quarter of 2010.  That represents a 16.1 percent decrease from the 51,060 recorded during the fourth quarter of 2009 and an overall decrease of 1.7 percent from the 43,620 for the first quarter 2009. The all-time peak was 79,511 in the third quarter of 2008.

Mortgage interest rates are a key factor in the affordability of real estate.  The higher the interest rate, the less affordable real estate becomes.  Mortgage interest rates are significantly influenced by the United States 10-year treasury rate.  The 10-year rate began 2008 at an average rate of 3.74 percent, rose to a high of 4.10 percent in June, and then fell to 2.42 percent in December 2008.  In 2009, the 10-year rate rose from 2.84 in January to 3.84 in December.  During the first quarter of 2010, the 10 year rate traded within a relatively narrow range of 3.59 percent to 3.90 percent.  Mortgage interest rates on 30 year fixed rate conforming loans followed suit as measured by Freddie Mac.  In January 2008, the average rate was 5.76 percent.  It rose to a high of 6.48 percent in August 2008 and dropped through the remainder of 2008 to 5.29 percent in December.  In January 2009, the average rate for a 30 year fixed rate mortgage was 5.05 percent.  That rate dropped early in the second quarter before peaking at 5.42 percent in June, and then dropped again through the remainder of 2009 to 4.93 percent in December.  For the week ending May 6, 2010, rates were back up to 5.00 percent with a 0.7 percent cost.  While low by historic standards, the rates are not sufficiently low to entice concerned consumers to take on mortgage debt and tight underwriting standards can make financing at these rates difficult to obtain.

In addition to mortgage rates, home prices also factor into affordability.  Median home prices have declined from their highs in 2006.  The median national sales price of existing homes as reported by the National Association of Realtors was $221,900 for 2006 and then declined to $219,000 in 2007, to $198,100 in 2008, and then to $172,500 in 2009.  As of March 2010, the median national sales price had dropped to $170,700.  According to Dataquick, the median home price in California was $255,000 in March 2010, up 14.3 percent from $223,000 in March 2009.  The median price peaked at $484,000 in early 2007 and hit a low of $221,000 in April 2009.  In March 2010, the median home price in the nine-county San Francisco Bay area reached $380,000, a 31 percent increase from March 2009.  The median price peaked in the Bay Area peaked in June and July of 2007 at $665,000 and reached bottom at $290,000 in March 2009.

During the same time period, national sales volumes of existing homes fell from an annual rate of 6,287,800 homes in 2006 to 5,652,000 in 2007, and then to 4,913,000 in 2008.  In 2009, after a slow start to the year, existing home sales increased to an annual rate of 5,156,000, due to robust sales volumes in the third and fourth quarter.  Sales volumes peaked for the year in November at an annual rate of 6,490,000.  Volumes retracted in December to 5,440,000 and were still down as of March 2010, when the annual rate was 5,350,000.  According to DataQuick, 37,295 homes and condos were sold in California in March 2010, a 3 percent increase from the 36,215 sales in March 2009.  Sales in California peaked in 2004 at 65,793.  On average, there are about 44,708 sales per month in California.  There is some speculation that volumes could continue to decline after the First-Time Homebuyer Tax Credit expires on April 30, 2010.

Commercial real estate, although slower to react than residential real estate, has seen an enormous adjustment from the record sales volumes in 2007.  Few transactions are occurring as the market remains devoid of financing and buyers and sellers expectations remain widely divergent.  In general, in the San Francisco Bay Area, as well as across the United States, sales volumes are down, values are down, rents are down, and vacancies are up.  Office rents, after falling for three straight years, began 2010 remaining relatively stable as reported by Grubb and Ellis at $32.94 and $26.46 for Class A and Class B office space in San Francisco and at $33.72 and $26.04 for Silicon Valley.  With respect to vacancy, Grubb & Ellis’s Office Trends Report declared that by the fourth quarter of 2009 and first quarter of 2010, vacancy rates in the office sector had reached 28 percent in the core business districts of the Silicon Valley but had declined in San Francisco from 19 percent at December 2009 to 17.6 percent at March 2010.  Given the current difficult credit market there is concern that borrowers with commercial mortgages that have balloon payments coming due in the next three years will have a difficult time extending or refinancing their existing real estate debt. To the extent that they cannot extend or refinance their debt, these borrowers will be forced to sell or default, resulting in increased available commercial real estate and placing downward price pressure on this asset class. All in all, the San Francisco Bay Area hasn’t seen this steep of a decline in the commercial real estate sector since the dot-com bust hit the area and in some cases since the recession in the early 1990s.  The recent trends may be a sign that commercial rents and vacancies are stabilizing albeit at a greatly reduced lease rates from their highs only a few years ago.

Overall, while there are some signs that economic conditions are improving as indicated among some watched statistics and indices it must be remembered that these improvements are coming from historic lows often not seen in decades.  A return to a stable economic climate appears to be at best slow in returning and perhaps includes periods of downturn.  A continuing risk is that home prices might further decline.  Most analysts expect some further pressure on prices as unemployment remains high, government stimulus programs end and interest rates eventually rise.  Perhaps the most important factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply may exert downward pressure upon residential real estate prices. In light of the current economic conditions, the partnership has been increasing its allowance for loan losses, protecting loan interests in its collateral, and taking back collateral.  In some instances, the partnership anticipates realizing losses should it choose to immediately sell properties it acquires.  The partnership believes it may be beneficial, in some cases, to hold property as an investment if the property has the potential to generate rental income or the value of the property can be enhanced through improvements or improved management.  The current difficult economic conditions are not conducive to real estate sales and values, and make holding property taken in foreclosure attractive until more normal sales conditions result.  This tactic will cause the partnership to hold properties as investments.

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of March 31, 2010.

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years

Mortgage payable	$1,031,602	$10,383	$1,021,219	$—

PORTFOLIO REVIEW

Secured Loan Portfolio.

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately 35% of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

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

Secured loan transactions are summarized in the following table for the three months ended March 31.

	2010	2009
Unpaid principal balance, beginning of the year	$5,234,540	$6,425,871
New loans added	—	—
Borrower repayments	(4,950)	(371,347)
Foreclosures	(540,500)	(189,443)
Other	—	—
Unpaid principal balance, end of period	$4,689,090	$5,865,081

Secured loans had the characteristics presented in the following table at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Number of secured loans	23	25
Secured loans – unpaid principal balance (or Principal)	$4,689,090	$5,234,540

Average secured loan	$203,873	$209,382
Average secured loan as percent of total secured loans	4.35%	4.00%
Average secured loan as percent of partners’ capital	2.49%	2.52%

Largest secured loan	$400,000	$500,000
Largest secured loan as percent of total secured loans	8.53%	9.55%
Largest secured loan as percent of partners’ capital	4.88%	6.03%
Largest secured loan as percent of total assets	4.26%	5.95%

Smallest secured loan	$38,933	$39,057
Smallest secured loan as percent of total secured loans	0.83%	.75%
Smallest secured loan as percent of partners’ capital	0.48%	.47%
Smallest secured loan as percent of total assets	0.41%	.47%

Number of counties where security is located (all California)	15	16
Largest percentage of secured loans in one county	20.23%	18.13%

Number of secured loans in foreclosure status	2	4
Secured loans in foreclosure – unpaid principal balance	$551,219	$1,091,719

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.13-10.50%	5.13-10.50%

As of March 31, 2010, the partnership’s largest loan, in the unpaid principal balance of $400,000 was secured by a mixed use commercial property located in Alameda County, California. This loan has an interest rate of 9.88% and matures in May 2010. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

Secured loans had the lien positions presented in the following table at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
Lien position	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	20	$4,170,586	89%	21	$4,215,434	47%
Second trust deeds	2	430,310	9	3	930,733	53
Third trust deeds	1	88,194	2	1	88,373	0
Total secured loans	23	4,689,090	100%	25	5,234,540	100%
Liens due other lenders at loan closing		483,378			1,566,711

Total debt		$5,172,468			$6,801,251

Appraised property value at loan closing		$10,743,622			$12,095,273

Percent of total debt to appraised
values (LTV) at loan closing (1)		48.14%			56.23%

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

Secured loans summarized by property type of the collateral are presented in the following table at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	17	$2,866,258	61%	19	$3,409,769	65%
Apartments	1	97,511	2	1	97,575	2
Commercial	4	1,430,219	31	4	1,430,219	27
Land	1	295,102	6	1	296,977	6
Total secured loans	23	$4,689,090	100%	25	$5,234,540	100%

(2) Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.

Secured loans are scheduled to mature as presented in the following table at March 31, 2010.

Scheduled maturities	Loans	Principal	Percent
2010	4	$1,074,644	23%
2011	3	363,613	8
2012	5	1,150,074	25
2013	3	428,253	9
2014	1	215,319	5
Thereafter	5	861,977	17
Total future maturities	21	4,093,880	87
Matured at March 31, 2010	2	595,210	13
Total secured loans	23	$4,689,090	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (2)	2	1
Unpaid principal balance	$595,210	$214,991
Percent of loans	13%	4%
Advances	$1,092	$—
Accrued interest	$9,752	$1,346

(2)	One loan at March 31, 2010 and December 31, 2009 is also included in the secured loans more than 90 days delinquent shown in the table below.

Secured loans more than 90 days delinquent in interest payments and/or on nonaccrual status are summarized in the following table at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Secure loans more than 90 days delinquent
Number of loans (3)	2	4
Unpaid principal balance	$551,219	$1,091,719
Advances	1,777	85,684
Accrued interest	8,406	47,294

Secured loans in non-accrual status
Number of loans (3)	3	5
Unpaid principal balance	$766,210	$1,306,710
Foregone interest, for the three months ended March 31, 2010
and the year ended December 31, 2009	$17,406	$39,546

(3)	Secured loans more than 90 days delinquent include 2 and 4 loans in 2010 and 2009, respectively, shown above as on non-accrual status.

As of March 31, 2010 and December 31, 2009, the partnership held secured loans in the following locations:

	March 31, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	15	$3,262,525	70%	16	$3,765,389	72%
Other Northern California	5	892,066	19	5	893,275	17
Southern California	3	534,499	11	4	575,876	11
Total secured loans	23	$4,689,090	100%	25	$5,234,540	100%

Loans designated as impaired and the allowance for loan losses are presented and discussed under Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

ITEM 1A.            Risk Factors

Not included as a smaller reporting company.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.              Defaults Upon Senior Securities

Not Applicable.

ITEM 4.               (Removed and Reserved)

ITEM 5.              Other Information

None.

ITEM 6.              Exhibits

31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REDWOOD MORTGAGE INVESTORS VII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 17, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 17, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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
May 17, 2010

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

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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
May 17, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
May 17, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
May 17, 2010