Form 10-Q
period 2010-09-30
REDWOOD MORTGAGE INVESTORS VII
filed 2010-11-15
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
SEPTEMBER 30, 2010 (unaudited) AND DECEMBER 31, 2009 (audited)

ASSETS

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$423,482	$255,097

Loans
Secured by deeds of trust
Principal balances	3,828,068	5,234,540
Advances	22,433	85,887
Accrued interest	68,645	122,298
Unsecured, net of discount of $62,359 and $71,649 for September30, 2010
and December 31, 2009, respectively	193,469	225,919
Allowance for loan losses	(428,000)	(419,322)
Net loans	3,684,615	5,249,322

Receivable from affiliate	106,645	—

Investment in limited liability company	1,226,050	1,226,050

Real estate held for sale	2,017,600	126,000

Real estate held as investment	1,542,465	1,542,465

Total assets	$9,000,857	$8,398,934

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$26,463	$19,217
Mortgage payable	1,022,180	—
Payable to affiliate	—	85,851
Total liabilities	1,048,643	105,068

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	7,943,633	8,285,264
General partners’ capital	8,581	8,602
Total partners’ capital	7,952,214	8,293,866
Total liabilities and capital	$9,000,857	$8,398,934

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Loans
Interest	$90,621	$121,654	$312,553	$399,707
Late fees	72	459	4,884	1,443
Total loan revenue	90,693	122,113	317,437	401,150

Other interest	41	1,165	472	3,010
Gain on sale of REO	10,541	—	10,541	—
Other	3,193	2,072	10,637	4,054
Total revenues	104,468	125,350	339,087	408,214

Interest expense	18,916	—	48,445	6,000

Provision for loan losses	2,531	—	11,576	32,479

Operating Expenses
Mortgage servicing fees	9,091	13,595	31,260	42,112
Asset management fees	2,524	2,845	7,677	8,586
Costs from Redwood Mortgage Corp.	5,201	3,025	9,326	9,130
Professional services	14,698	29,190	97,824	64,633
Rental operations, net	(21,538)	—	(54,094)	—
Impairment (gain)/loss on REO	(9,852)	—	(9,852)	—
Loss on forfeiture of REO	—	124,756	—	124,756
Real estate owned holding costs	24,033	4,670	50,200	17,327
Other	8,950	916	13,896	6,053
Total operating expenses	33,107	178,997	146,237	272,597

Net income	$49,914	$(53,647)	$132,829	$97,138

Net income
General partners ( 1%)	$499	$(792)	$1,328	$971
Limited partners (99%)	49,415	(52,855)	131,501	96,167
	$49,914	$(53,647)	$132,829	$97,138

Net income per $1,000 invested by
limited partners for entire period
Where income is reinvested	$6	$(6)	$16	$10
Where partner receives income in monthly
distributions	$6	$(5)	$16	$11

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2010
(unaudited)

	Limited	General
	Partners	Partners	Total
Balance at beginning of period	$8,285,264	$8,602	$8,293,866
Net income	131,501	1,328	132,829
Early withdrawal penalties	(8,968)	—	(8,968)
Partners' withdrawals	(464,164)	(1,349)	(465,513)
Balance at end of period	$7,943,633	$8,581	$7,952,214

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities
Net income	$132,829	$97,138
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Provision for loan losses	11,576	32,479
Realized (gain)/loss on sale of real estate	(10,541)	—
Early withdrawal penalty credited to income	(8,968)	(2,511)
Amortization of discount unsecured loans	(9,290)	(9,290)
Impairment loss/(gain) on real estate	(9,852)	124,756
Change in operating assets and liabilities
Loans unsecured	41,740	43,008
Accrued interest	(8,940)	(69,419)
Advances	(25,847)	(44,015)
Receivable from affiliate	(106,645)	5,838
Accounts payable	(24,492)	5,099
Payable to affiliate	(85,851)	23,848
Net cash provided by (used in) operating activities	(104,281)	206,931

Cash flows from investing activities
Principal collected on loans	694,972	746,400
Payments for development of real estate	(370)	(6,104)
Proceeds from disposition of real estate	54,647	—
Payments on investment in limited liability company	—	(125,922)
Net cash provided by (used in) investing activities	749,249	614,374

Cash flows from financing activities
Payments on mortgage payable	(11,070)	—
Partners’ withdrawals	(465,513)	(405,868)
Net cash provided by (used in) financing activities	(476,583)	(405,868)

Net increase (decrease) in cash and cash equivalents	165,385	415,437

Cash and cash equivalents - beginning of year	255,097	183,779

Cash and cash equivalents - end of period	$423,482	$599,216

Supplemental disclosures of cash flow information
Non-cash investing activities
Loans foreclosed including related interest and advances	$860,543	$212,603
Payables, including mortgages taken subject to collateral
foreclosure	1,064,988	—
Real estate acquired through foreclosure on loans receivable	$1,925,531	$212,603

Cash paid for interest	$48,445	$6,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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
September 30, 2010 (unaudited)

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

Management has the requisite familiarity with the markets in which the partnership lends generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.

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
September 30, 2010 (unaudited)

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

Loans that are determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed. Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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
September 30, 2010 (unaudited)

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
September 30, 2010 (unaudited)

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

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers in the three and nine month periods ended September 30, 2010 and 2009, were $0 for all periods.

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

Mortgage servicing fees are summarized in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Maximum chargeable by RMC	$13,637	$20,393	$46,891	$63,170
Waived by RMC	(4,546)	(6,798)	(15,631)	(21,058)
Net charged	$9,091	$13,595	$31,260	$42,112

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

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

Asset management fees are summarized in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Maximum chargeable by general partners	$7,572	$8,536	$23,031	$25,759
Waived by general partners	(5,048)	(5,691)	(15,354)	(17,173)
Net charged	$2,524	$2,845	$7,677	$8,586

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses for the three months ended September 30, 2010 and 2009, were $5,201 and $3,025, respectively, and for the nine months then ended were $9,326 and $9,130, respectively.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,234,540	$6,425,871
New loans	—	—
Borrower repayments	(694,972)	(746,400)
Foreclosures	(711,500)	(189,443)
Other	—	—
Unpaid principal balance, end of period	$3,828,068	$5,490,028

Secured loans had the characteristics presented in the following table.

	September 30,	December 31,
	2010	2009
Number of secured loans	18	25
Secured loans – unpaid principal balance (or Principal)	$3,828,068	$5,234,540

Average secured loan	$212,670	$209,382
Average secured loan as percent of total secured loans	5.56%	4.00%
Average secured loan as percent of partners’ capital	2.67%	2.52%

Largest secured loan	$400,000	$500,000
Largest secured loan as percent of total secured loans	10.45%	9.55%
Largest secured loan as percent of partners’ capital	5.03%	6.03%
Largest secured loan as percent of total assets	4.44%	5.95%

Smallest secured loan	$87,824	$39,057
Smallest secured loan as percent of total secured loans	2.29%	0.75%
Smallest secured loan as percent of partners’ capital	1.10%	0.47%
Smallest secured loan as percent of total assets	0.98%	0.47%

Number of counties where security is located (all California)	14	16
Largest percentage of secured loans in one county	19.97%	18.13%

Number of secured loans in foreclosure status	1	4
Secured loans in foreclosure – unpaid principal balance	$380,219	$1,091,719

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.13 – 12.50%	5.13-10.50%

As of September 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $400,000 was secured by a mixed use commercial property located in Alameda County, California. This loan has an interest rate of 9.88% and was scheduled to mature in August 2010 but has been extended to November 2015. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	15	$3,313,636	87%	21	$4,215,434	81%
Second trust deeds	2	426,608	11	3	930,733	18
Third trust deeds	1	87,824	2	1	88,373	1
Total secured loans	18	3,828,068	100%	25	5,234,540	100%
Liens due other lenders at loan closing		483,378			1,566,711

Total debt		$4,311,446			$6,801,251

Appraised property value at loan closing		$7,837,122			$12,095,273

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.01%			56.23%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	12	$2,009,271	52%	19	$3,409,769	65%
Apartments	1	97,325	3	1	97,575	2
Commercial	4	1,430,219	37	4	1,430,219	27
Land	1	291,253	8	1	296,977	6
Total secured loans	18	$3,828,068	100%	25	$5,234,540	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	3	362,476	9
2012	5	1,359,293	36
2013	2	336,029	9
2014	1	214,669	6
Thereafter	5	855,601	22
Total future maturities	16	3,128,068	82
Matured at September 30, 2010	2	700,000	18
Total secured loans	18	$3,828,068	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	2	1
Unpaid principal balance	$700,000	$214,991
Advances	—	—
Accrued interest	6,417	1,346
Loan balance	$706,417	$216,337
Percent of loans	18%	4%

(3)	One secured loan past maturity at December 31, 2009 is also more than 90 days delinquent.

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	September 30,	December 31,
	2010	2009
Secured loans in non-accrual status
Number of loans	2	5
Unpaid principal balance	$592,157	$1,306,710
Advances	22,037	85,683
Accrued interest	—	48,640
Loan balance	$614,194	$1,441,033
Foregone interest	6,091	39,546

Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $3,046 and $4,711, respectively, and for the nine months ended September 30, 2010 and 2009, was $6,091 and $4,711, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 4 – LOANS (continued)

At September 30, 2010, 9.46% of the partnership’s receivable balance was due from one borrower. Interest revenue from this borrower accounted for approximately 8.90% of interest revenue for the nine months ended September 30, 2010.

- Impaired loans - Secured loans designated as impaired loans are summarized in the following table.

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	4	$1,058,297	$1,111,186	$956,237	$26,615	$53,010
December 31, 2009	5	$1,306,710	$1,441,033	$801,288	$98,703	$62,434

Loans are designated as impaired when, based on current information and events, it is probable that the partnership will be unable to collect all amounts due in accordance with the terms of the loan agreements. For loans designated impaired, but that are deemed well collateralized, no impairment to the investment in the loan is recorded (i.e. there is no specific reserve recorded). At September 30, 2010 and December 31, 2009, one loan with an outstanding balance of $232,413 had a specific reserve.

During the nine months ended September 30, 2010, the partnership modified a loan by extending the maturity date, lowering the interest rate and deferring some payments. The modification qualified as a troubled debt restructuring under GAAP, resulting in a loss of about $8,000.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$425,516	$247,724	$419,322	$236,893

Provision for loan losses	2,531	—	11,576	32,479

Charge-offs, net
Charge-offs	(47)	—	(2,898)	(21,648)
Recoveries	—	—	—	—
Charge-offs, net	(47)	—	(2,898)	(21,648)

Balance at September 30,	$428,000	$247,724	$428,000	$247,724

Specific reserves			$240,584	$133,711
General reserves			187,416	114,013
Balance at September 30,			$428,000	$247,724

Ratio of charge-offs, net during the period to
average secured loans outstanding during
the period	0.00%	0.00%	0.06%	0.36%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for loan losses applicable to secured loans (by property type) and the percentage of unpaid principal balance (by property type) are presented in the following table.

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Single family	$286,500	52%	$272,335	65%
Apartments	1,000	3	1,000	2
Commercial	30,500	37	30,500	27
Land	10,000	8	10,000	6
Total secured loans	$328,000	100%	$313,835	100%

Unsecured loans	$100,000	100%	$105,487	100%

Total allowance for loan losses	$428,000	100%	$419,322	100%

NOTE 6 – REAL ESTATE HELD FOR SALE

Real estate held for sale activity and changes in the net realizable values are summarized in the following tables for the nine months ended September 30.

	2010	2009
Real estate held for sale - beginning of the year	$126,000	$—
Acquisitions	1,925,902	—
Dispositions	(44,107)	—
Improvements/betterments	—	—
Charge-offs	—	—
Changes in net realizable values	9,805	—
Real estate held for sale - end of period	$2,017,600	$—

Real estate held for sale summarized by property type is presented in the following table.

	September 30,	December 31,
	2010	2009
Number of properties	3	1

Property type
Single family	$173,600	$—
Multi family	1,718,000	—
Land	126,000	126,000
Total real estate held for sale	$2,017,600	$126,000

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 6 – REAL ESTATE HELD FOR SALE (continued)

The results of rental operations for properties in real estate held for sale is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$30,235	$—	$75,015	$—

Operating expenses
Property taxes	4,357	—	8,714	—
Management, administration and insurance	2,060	—	6,006	—
Utilities, maintenance and other	2,280	—	6,201	—
Advertising and promotions	—	—	—	—
Total operating expenses	8,697	—	20,921	—
Rental operations, net	$21,538	$—	$54,094	$—

Interest expense on the mortgage securing the rental property for the three and nine month periods ended September 30, 2010 was $18,916 and $48,445, respectively.

In June 2010 the partnership acquired through foreclosure, a single family residence located in San Joaquin County, California. The partnership’s investment at acquisition was $173,600.  The property is currently vacant and has been listed for sale.

In February 2010 the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22-unit condominium complex, in which the partnership holds a 16.67% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. At acquisition the transaction resulted in an increase to real estate held as investment of $1,708,195, reductions to secured loans of $500,000, accrued interest of $55,020, advances of $92,199 and the partnership's share of the unpaid principal balance of the senior loan and other related payables was $1,060,975. Following its acquisition, the property has been operated as a rental property, pending the planned sale of the units. As of September 30, 2010, all of the units have been leased to tenants. An independent, professional management firm has been engaged to oversee property operations. The property is currently listed for sale with a national real estate firm.

In January 2010 the partnership acquired through foreclosure a single family residence located in San Bernardino County, California.  The partnership’s net investment at acquisition was $44,106. The property was sold in July, 2010.

NOTE 7 – REAL ESTATE HELD AS INVESTMENT

Real estate held as investment activity and changes in the impairment reserves are summarized in the following table for the nine months ended September 30.

	2010	2009
Balance beginning of the year	$1,542,465	$1,942,067
Acquisitions	—	212,603
Dispositions	—	—
Improvements/betterments	—	1,370
Change in impairment reserve	—	(17,647)
Balance at end of period	$1,542,465	$2,138,393

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 7 – REAL ESTATE HELD AS INVESTMENT (continued)

Real estate held as investment summarized by property type is presented in the following table.

	September 30,	December 31,
	2010	2009
Number of properties	2	2

Property type
Land	$1,542,465	$1,542,465
Total real estate held as investment	$1,542,465	$1,542,465

NOTE 8 – INVESTMENT IN LIMITED LIABILITY COMPANY

In February 2005, the partnership jointly with three other affiliated partnerships acquired through foreclosure a multi-unit property located in an upscale neighborhood in San Francisco. At the time, the partnership’s loan balance totaled $836,702. Upon acquisition the partnership transferred its interest to Larkin Property Company, LLC (“Larkin”). The partnership owns 8% of the ownership interests in Larkin and 92% is owned by three other affiliates of the partnership. Management believes the fair value of the property exceeds the combined partnerships’ investment. Larkin intends to undertake additional improvements to the property. The property is not leased and does not generate any revenues. The partnership and the other affiliated owners have made and are continuing to make additional improvements to the property in preparation for the planned sale of the property. As of September 30, 2010, the partnership has capitalized $389,348 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property. At September 30, 2010, the partnership’s investment in Larkin totaled $1,226,050.

NOTE 9 – MORTGAGE PAYABLE

In February 2010, the partnership, along with two affiliated partnerships, acquired a property subject to an existing senior mortgage held by a bank. The senior loan has an interest rate of 7.21%, requires monthly payments of principal and interest, and matures on September 14, 2011. As of September 30, 2010, the partnership’s share of the unpaid principal balance of the senior loan was $1,022,180.

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
September 30, 2010 (unaudited)

NOTE 10 – FAIR VALUE (continued)
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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$979,186	$979,186
Real estate held for sale	$—	$—	$1,718,000	$1,718,000
Real estate held as investment	$—	$—	$—	$—

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$211,500	$116,412	$327,912
Real estate held for sale	$—	$—	$126,000	$126,000
Real estate held as investment	$—	$—	$233,783	$233,783

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

NOTE 10 – FAIR VALUE (continued)
The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans. The fair value of the non-impaired loans of $2,770,000 and $3,996,000 at September 30, 2010 and December 31, 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs).  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership may make construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents.  At September 30, 2010, there were no undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of September 30, 2010.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
September 30, 2010 (unaudited)

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

Management has the requisite familiarity with the markets the partnership lends in generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties - on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value.  In these cases expected cash flows would be considered alongside other relevant information.

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

Loans determined not to be individually impaired are grouped by the property type of the underlying collateral, and for each loan and for the total by property type, the amount of protective equity or amount of exposure to loss (i.e., the dollar amount of the deficiency of the fair value of the underlying collateral to the loan balance) is computed.  Based on its knowledge of the borrowers and their historical (and expected) performance, and the exposure to loss as indicated in the analysis, management estimates an appropriate reserve by property type for probable credit losses in the portfolio.  Because the partnership is an asset-based lender and because specific regions, neighborhoods and even properties within the same neighborhoods, vary significantly as to real estate values and transaction activity, general market trends, which may be indicative of a change in the risk of a loss, are secondary to the condition of the property, the property type and the neighborhood/region in which the property is located, and do not enter substantially into the determination of the amount of the non-specific (i.e. general) reserves.

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

Contributed Capital

The general partners jointly or severally are required to contribute to the partnership an amount equal to 1/10 of 1% of the aggregate capital contributions of the limited partners.  As of September 30, 2010 and December 31, 2009, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the partnership agreement.

Results of Operations

The partnership’s operating results for the three and nine month periods ended September 30, 2010 and 2009 are discussed below.

	Changes during the three months ended September 30, 2010 versus 2009		Changes during the nine months ended September 30, 2010 versus 2009
	Dollars	Percent	Dollars	Percent
Revenue
Loans
Interest	$(31,033)	(26)%	$(87,154)	(22)%
Late fees	(387)	(84)	3,441	238
Total loan revenue	(31,420)	(26)	(83,713)	(21)

Other interest	(1,124)	(96)	(2,538)	(84)
Gain on sale of real estate	10,541	—	10,541	—
Other	1,121	54	6,583	162
Total revenues	(20,882)	(17)	(69,127)	(17)

Interest expense	18,916	—	42,445	707

Provision for loan losses	2,531	—	(20,903)	(64)

Operating expenses
Mortgage servicing fees	(4,504	(33)	(10,852)	(26)
Asset management fees	(321)	(11)	(909)	(11)
Costs through Redwood Mortgage Corp.	2,176	72	196	2
Professional services	(14,492)	(50)	33,191	51
Rental operations, net	(21,538)	—	(54,094)	—
Impairment (gain)/loss on real estate	(9,852)	—	(9,852)	—
Loss on forfeiture of real estate	124,756	100	124,756	100
Real estate owned holding costs	19,363	415	32,873	190
Other	8,034	877	7,843	130
Total operating expenses	(145,890)	(82)	(126,360)	(46)
Net income	$(103,561)	(193)%	$35,691	37%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three and nine month periods ended September 30, 2010 versus the same periods ended September 30, 2009

Revenue – Loans – Interest

The interest on loans decreased for 2010 due to a decrease in the average secured loan portfolio balance. Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The following table recaps the three and nine month averages.

	Three Months ended September 30,		Nine Months ended September 30,
		Average		Average
		Interest		Interest
	Average	Rate	Average	Rate
	Secured	Adjusted	Secured	Adjusted
	Loan	For	Loan	For
Year	Balance	Discount	Balance	Discount
2009	$5,737,650	8.27%	$5,974,221	8.71%
2010	$4,143,870	8.45%	$4,698,888	8.61%

Late fees

The increase in late fees for the nine month period ended September 30, 2010 from the same period in 2009 is due to the partnership’s collection of $4,152 of late fees in the first quarter of 2010, from a receiver/borrower related to a loan subsequently foreclosed in 2010.

Gain on sale of real estate

The gain on sale of real estate for the three and nine month period ended September 2010 reflects the gain realized by the partnership upon its disposition of a property held for sale in July of 2010.  (See Note 6 to the financial statements)

Other income

The increase in other income for both the three and nine month periods ended September 30, 2010 is primarily due to early withdrawal penalties of $3,008 collected in the three month period of 2010, compared to $1,396 for the same period in 2009, and $8,968 collected in the nine month period of 2010 compared to $2,511 for the same period in 2009.

Interest Expense

The increased interest expense for both the three and nine month periods of 2010 is due to the partnership’s monthly payments on the senior mortgage securing the rental property acquired by foreclosure in February 2010.

Provision for losses on loans

The decrease in provision for loan losses for the nine month period ended September 30, 2010 compared to the same period in 2009, is due to the provision taken in the second quarter of 2009 due to loan impairments.

Operating Expenses

The decrease in mortgage servicing fees for both the three and nine month periods of 2010 is due to the reduction in the average loan balance (see table above for Revenue – loans – Interest).

The increase in professional services for the nine month period ended September 30, 2010 was due to increases in professional costs for legal services, audits and tax return processing [in the first half of 2010], reflecting management’s increased need to consult with experts as more issues have arisen related to delinquent and impaired loans, and real estate owned.  The decrease in professional services during the three month period ended September 30, 2010, compared to the same period in 2009 is due to an easing of the need for such services during such period.

The rental operations for both the three and nine month periods of 2010 is due to the partnership acquisition of a rental property in February 2010.  Please see the earlier discussion under Revenue - Rental Income in this item.

The increase in real estate owned holding costs for both the three and nine month periods of 2010 is primarily due to costs (including delinquent and current property taxes) related to real estate acquired in the 2nd quarter of 2010.

Operating expenses of rental operations and depreciation of rental properties are presented in the following table for the three and nine months ended September 30.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rental income	$30,235	$—	$75,015	$—

Operating expenses
Property taxes	4,357	—	8,714	—
Management, administration and insurance	2,060	—	6,006	—
Utilities, maintenance and other	2,280	—	6,201	—
Advertising and promotions	—	—	—	—
Total operating expenses	8,697	—	20,921	—
Rental operations, net	$21,538	$—	$54,094	$—

Interest expense on the mortgage securing the rental property was $18,916 and $48,445 for the three and nine month periods ended September 30, 2010, respectively.

Allowance for Losses

The allowance for loan losses is principally the total of the specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the increase in impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

				Average		Interest
		Unpaid		Investment	Interest	Income
		Principal	Loan	Impaired	Income	Received
	Loans	Balance	Balance	Loans	Accrued	In Cash
September 30, 2010	4	$1,058,297	$1,111,186	$956,237	$26,615	$53,010
December 31, 2009	5	$1,306,710	$1,441,033	$801,288	$98,703	$62,434

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

The partnership may enter into a workout agreement with a borrower whose loan is past maturity or whose loan payments are delinquent. Typically, a workout agreement allows the borrower to extend the maturity date of the balloon payment and/or allows the borrower to make current monthly payments while deferring for periods of time, past due payments, or allows additional time to pay the loan in full. By deferring maturity dates of balloon payments or deferring past due payments, workout agreements may adversely affect the partnership’s cash flow and may be classified for financial reporting purposes as a troubled debt restructuring. If a workout agreement cannot be reached, if the borrower repeatedly is delinquent and/or if the collateral is at risk, the general partners may initiate foreclosure by filing a notice of default. This may result – unless the delinquency is satisfied by the borrower or a workout agreement is negotiated – in a foreclosure sale, often resulting in the title to the collateral property being taken by the partnership in satisfaction of the debt. Both troubled debt restructurings and foreclosure sales may result in charge-offs being recorded as offsets to the allowance for loan losses. The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible.

During the nine months ended September 30, 2010, the partnership modified a loan by extending the maturity date, lowering the interest rate and deferring some payments.  The modification qualified as a troubled debt restructuring under GAAP, resulting in a loss of about $8,000.

Activity in the allowance for loan losses is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$425,516	$247,724	$419,322	$236,893

Provision for loan losses	2,531	—	11,576	32,479

Charge-offs, net
Charge-offs	(47)	—	(2,898)	(21,648)
Recoveries	—	—	—	—
Charge-offs, net	(47)	—	(2,898)	(21,648)

Balance at September 30,	$428,000	$247,724	$428,000	$247,724

Specific reserves			$240,584	$133,711
General reserves			187,416	114,013
Balance at September 30,			$428,000	$247,724

Ratio of charge-offs, net during the period to
average secured loans outstanding
during the period	0.00%	0.00%	0.06%	0.36%

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

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts.  As of September 30, 2010 and 2009, limited partners electing to withdraw earnings represented 40% and 40%, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Distributing	$17,224	$27,447	$53,892	$96,553
Compounding	24,446	40,673	79,618	146,077
Total	$41,670	$68,120	$133,510	$242,630

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

Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Capital liquidations-without penalty	$106,454	$99,488	$308,455	$278,436
Capital liquidations-subject to penalty	37,601	17,454	112,102	31,395
Total	$144,055	$116,942	$420,557	$309,831

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

Current Economic Conditions

The United States and California economies continue to suffer and feel the effects of the Great Recession. A sense of uncertainty reigns, leading consumers and businesses to remain cautious. The policy makers in the White House, Congress and Federal Reserve are frustrated with the persistent high rates of unemployment and the sluggish economic growth and continue to make attempts to stimulate the economy. These efforts have yet to manifest themselves in any sort of strong recovery or in significant reductions to unemployment.

Credit markets continue for the most part to be greatly curtailed and the de-leveraging of consumers and businesses continues through the current quarter. Financial institutions, in response to the difficult economic times, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. This has led to a dearth of available credit to many industries, particularly those involved with real estate such as construction, development, and lending for commercial and residential properties. Virtually all credit that is available for real estate is now being provided by the government through Fannie Mae, Freddie Mac, HUD, and FHA. These agencies are providing the vast majority of all single family and multi family financing. Without greater availability of credit, real estate will continue to suffer as owners and buyers cannot effectively buy, sell or refinance property, or otherwise take advantage of the current lower interest rate environment. A substantial number of sales transactions that do occur are distressed transactions or even short sales that wipe out the borrower’s equity.

Gross Domestic Product (GDP) was a negative 2.4 percent for the year 2009. In 2010, GDP began the first quarter with a 3.7 percent increase but that quickly slowed to a 1.7 percent increase in the second quarter and an estimated 2.0 percent increase in the third quarter. The falloff of GDP growth during the middle of 2010 has raised fears that the economy may fall into a deflationary cycle and that the recovery will be long and perhaps little improvement will seen in unemployment rates, possibly not rebounding until 2014.

Unemployment remains at historically high rates. At the end of 2009, the national unemployment rate had grown to 10 percent. In March 2010 the national unemployment rate declined to 9.7 percent, and then in June 2010 to 9.5 percent, however by October 2010 the unemployment rate had increased to 9.6 percent. In California, the unemployment rate reached 12.6 percent during the first quarter of 2010 – the all time high since statistics have been kept – and has dropped only slightly to 12.4 percent through September 2010. In many areas of California, the unemployment numbers are far higher, particularly in the central valleys and non-urban business centers. The stubbornly high unemployment levels both nationally and in California have many concerned that little recovery is taking place and that we may not be able to create jobs for a long time to come. Due to prolonged periods without work, workers who have lost their jobs might not be able to meet their financial obligations. Overall, the rise in unemployment and its continued historically high levels has caused significant worker concerns regarding their job security and lowered their confidence in their own financial circumstances.

With the general worsening of the United States economy during the Great Recession, delinquencies on real estate loans have risen dramatically, and are ongoing. In California, delinquencies and foreclosures are higher than the national averages. In the first quarter of 2009, the number of notices of default peaked at 135,431 – the highest number ever recorded. A total of 81,054, 70,051 and 83,261 notices of default were filed during the first, second and third quarters of 2010, respectively. Trustee sales, which reflect the number of houses or condominiums lost at the end of the foreclosure process, totaled 42,857, 47,669 and 45,377 for the first, second and third quarters of 2010, respectively. The all-time peak was 79,511 in the third quarter of 2008. Since this recession began, the sheer amount, quarter after quarter, of real estate taken back from borrowers continues to flood the market. In the third quarter of 2010, 35.5 percent of all homes sold were foreclosure resales.

Mortgage interest rates are a key factor in the affordability of real estate. The higher the interest rate, the less affordable real estate becomes. Mortgage interest rates are significantly influenced by the United States 10-year Treasury note rate. Following a downward trend in 2010 the ten year Treasury note rate has continued to fall throughout most of the second half of the year. During October 2010, the ten year Treasury note rate was 2.54 percent. Mortgage interest rates on 30 year fixed rate conforming loans followed the trend of the ten year Treasury note. As measured by Freddie Mac, 30 year fixed rate conforming loans reached their peak in May 2010 at 5.21 percent before descending to 4.17 percent (with an average 0.8 points) for the week ending November 11, 2010. The current 30 year mortgage interest rate is near historical lows. In spite of the current low interest rates, which would normally make homeownership more affordable, it appears that these rates are not a sufficient enough inducement to entice concerned consumers to take on mortgage debt. Borrowers are also facing tight underwriting standards which make it difficult to qualify for financing or refinancing at these rates.

In addition to mortgage rates, home prices also factor into affordability. Median home prices in California have declined from their highs in 2007 at $484,000. According to Dataquick, the median home price in California for March, June and September 2010 was $255,000, 270,000 and 265,000, respectively. The median home price in the nine-county San Francisco Bay Area reached its peak in June and July 2007 at $665,000. For the nine-county San Francisco Bay Area the median home price for March, June and September 2010 was $380,000, $410,000 and $395.000, respectively.

In California, Dataquick reports that 37,295, 43,964 and 33,176 homes and condominiums sold during March, June and September 2010, respectively. Each of these monthly sales volumes represents declines from 2009 levels. Sales in California peaked in 2004 at 65,793. On average, there are about 44,708 sales per month in California.  There is concern that declining sales volumes could begin to exert downward pressure on prices as inventories increase.

A return to a stable economic climate appears to be, at best, slow in arriving and perhaps will include periods of downturn. As sales volumes of homes remain depressed, this will put downward pressure on prices. The Treasury’s recent announcement to keep long term interest rates low may help to keep homes affordable and offer an offset to increased inventories of homes for sale. Another factor in the near term direction of residential real estate prices is the “shadow inventory” of properties that have or will be taken back by lenders.  The volume and timing of the shadow inventory supply entering the market may exert downward pressure upon residential real estate prices, posing a continuing risk that home prices might further decline.  Most analysts expect some further downward pressure on prices as unemployment remains high, credit remains tight (and in some asset classes is virtually non-existent), and consumer confidence remains low.

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

Contractual Obligations

Contractual obligations of the partnership are summarized in the following table as of September 30, 2010.

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years
Mortgage payable	$1,022,180	$1,022,180	$—	$—

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

Secured loan transactions are summarized in the following table for the nine months ended September 30.

	2010	2009
Unpaid principal balance, beginning of the year	$5,234,540	$6,425,871
New loans	—	—
Borrower repayments	(694,972)	(746,400)
Foreclosures	(711,500)	(189,443)
Other	—	—
Unpaid principal balance, end of period	$3,828,068	$5,490,028

Secured loans had the characteristics presented in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Number of secured loans	18	25
Secured loans – unpaid principal balance (or Principal)	$3,828,068	$5,234,540

Average secured loan	$212,670	$209,382
Average secured loan as percent of total secured loans	5.56%	4.00%
Average secured loan as percent of partners’ capital	2.67%	2.52%

Largest secured loan	$400,000	$500,000
Largest secured loan as percent of total secured loans	10.45%	9.55%
Largest secured loan as percent of partners’ capital	5.03%	6.03%
Largest secured loan as percent of total assets	4.44%	5.95%

Smallest secured loan	$87,824	$39,057
Smallest secured loan as percent of total secured loans	2.29%	0.75%
Smallest secured loan as percent of partners’ capital	1.10%	0.47%
Smallest secured loan as percent of total assets	0.98%	0.47%

Number of counties where security is located (all California)	14	16
Largest percentage of secured loans in one county	19.97%	18.13%

Number of secured loans in foreclosure status	1	4
Secured loans in foreclosure – unpaid principal balance	$380,219	$1,091,719

Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

Secured loans – interest rates range (fixed)	5.13 – 12.50%	5.13-10.50%

As of September 30, 2010, the partnership’s largest loan, in the unpaid principal balance of $400,000 was secured by a mixed use commercial property located in Alameda County, California. This loan has an interest rate of 9.88% and was scheduled to mature in August 2010, but the maturity date has been extended to November 2015. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs and restructuring of existing loans.

Secured loans had the lien positions presented in the following table at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	15	$3,313,636	87%	21	$4,215,434	81%
Second trust deeds	2	426,608	11	3	930,733	18
Third trust deeds	1	87,824	2	1	88,373	1
Total secured loans	18	3,828,068	100%	25	5,234,540	100%
Liens due other lenders at loan closing		483,378			1,566,711

Total debt		$4,311,446			$6,801,251

Appraised property value at loan closing		$7,837,122			$12,095,273

Percent of total debt to appraised
values (LTV) at loan closing (1)		55.01%			56.23%

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

Secured loans summarized by property type of the collateral are presented in the following table at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	12	$2,009,271	52%	19	$3,409,769	65%
Apartments	1	97,325	3	1	97,575	2
Commercial	4	1,430,219	37	4	1,430,219	27
Land	1	291,253	8	1	296,977	6
Total secured loans	18	$3,828,068	100%	25	$5,234,540	100%

(2) Single family properties include owner-occupied and non-owner occupied single family homes, and condominium units.  From time to time, loan originations in one sector or property type become more active due to prevailing market conditions.

Secured loans are scheduled to mature as presented in the following table at September 30, 2010.

Scheduled maturities	Loans	Principal	Percent
2010	—	$—	—%
2011	3	362,476	9
2012	5	1,359,293	36
2013	2	336,029	9
2014	1	214,669	6
Thereafter	5	855,601	22
Total future maturities	16	3,128,068	82
Matured at September 30, 2010	2	700,000	18
Total secured loans	18	$3,828,068	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date.  On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Secured loans past maturity are summarized in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Secured loans past maturity
Number of loans (3)	2	1
Unpaid principal balance	$700,000	$214,991
Advances	—	—
Accrued interest	6,417	1,346
Loan balance	$706,417	$216,337
Percent of loans	18%	4%

(3)	One secured loan past maturity at December 31, 2009 is also more than 90 days delinquent.

Secured loans in nonaccrual status are summarized in the following table at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Secured loans in nonaccrual status
Number of loans	2	5
Unpaid principal balance	$592,157	$1,306,710
Advances	22,037	85,683
Accrued interest	—	48,640
Loan balance	$614,194	$1,441,033
Foregone interest	6,091	39,546

Foregone interest related to non-accrual loans above, for the three months ended September 30, 2010 and 2009 was $3,046 and $4,711, respectively, and for the nine months ended September 30, 2010 and 2009, was $6,091 and $4,711, respectively.

As of September 30, 2010 and December 31, 2009, the partnership held secured loans in the following locations:

	September 30, 2010			December 31, 2009
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	13	$3,071,871	80%	16	$3,765,389	72%
Other Northern California	3	468,911	12	5	893,275	17
Southern California	2	287,286	8	4	575,876	11
Total secured loans	18	$3,828,068	100%	25	$5,234,540	100%

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

REDWOOD MORTGAGE INVESTORS VII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	November 15, 2010

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	November 15, 2010

Exhibit 31.1
GENERAL PARTNER CERTIFICATION

I, Michael R. Burwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redwood Mortgage Investors VII, a California Limited Partnership (the “Registrant”);

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
November 15, 2010

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
November 15, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Redwood Mortgage Investors VII (the “Partnership”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael R. Burwell, certify that to the best of my knowledge:

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
November 15, 2010