Form 10-K
period 2010-12-31
REDWOOD MORTGAGE INVESTORS VII
filed 2011-03-31
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] YES    [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] YES    [X] NO

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
[   ] YES    [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

REDWOOD MORTGAGE INVESTORS VII
(a California Limited Partnership)
Index to Form 10-K

December 31, 2010

Part I

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, estimates of future limited partner withdrawals, 2011 annualized yield estimates, additional foreclosures in 2011, expectations regarding the level of loan delinquencies, plans to develop certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the partnership’s ability to recover its investment in certain properties, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reason why actual results may differ.

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

In October 1989 the partnership commenced an offering of up to 60,000 units of its limited partnership interests at $100 per unit ($6,000,000), subject to the general partner’s right to increase the maximum offering to 120,000 Units ($12,000,000). The units were offered on a “best efforts” basis through broker/dealer member firms of the National Association of Securities Dealers, Inc. (NASD). The partnership began investing in loans in November 1989. The offering terminated in September 1992, and as of that date limited partners contributed capital totaled $11,998,359 of the maximum offering amount of $12,000,000. The partnership is scheduled to terminate in 2029, unless sooner terminated as provided in the Partnership Agreement.

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

Profits and losses are allocated among the limited partners according to their respective capital accounts monthly after 1% of the profits and losses are allocated to the general partners. The allocation to the general partners (combined) may not exceed 1%. The limited partners elect, at the time of their subscription for units, to (a) receive a monthly, quarterly or annual cash distributions of their pro-rata share of profits or (b) have earnings credited to their capital accounts and used to invest in partnership activities. The election to receive cash distributions is irrevocable. Subject to certain limitations, a compounding investor may subsequently change his election. Monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Income taxes – federal and state – are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership. An investment in the partnership is not intended to provide tax benefits of the type commonly associated with limited partnership tax shelter investments.

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

Principal Investment Objectives and General Standards for Mortgage Loans

Principal Investment Objectives.  The partnership’s primary objectives are to make investments which will: (i) provide the maximum possible cash returns and (ii) preserve and protect the partnership’s capital.

General Standards for Mortgage Loans.  The partnership is engaged in the business of making loans with first and second deeds of trust on real property located in California, including:

•	single-family residences (including homes, condominiums and townhouses, including 1-4 unit residential buildings),
•	multifamily residential property (such as apartment buildings),
•	commercial property (such as stores, shops and offices), and
•	unimproved land.

As of December 31, 2010, of the partnership’s outstanding loan portfolio, 57% is secured by single family residences, 32% by commercial properties, 3% by multifamily properties and 8% by undeveloped land. The partnership may also make loans secured by promissory notes which are secured by deeds of trust and are assigned to the partnership. The partnership’s loans are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured.

Loans are arranged and serviced by Redwood Mortgage Corp. (RMC), an affiliate of the general partners. The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the our loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the company’s loan, is the “protective equity”.

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV. However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process.  Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring that the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages.

While the implementing regulations are not yet finalized, the general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

With the exception of the formation loan made to RMC, loans are made pursuant to a set of guidelines designed to set standards for the quality of the security given for the loans, as follows:

•
Priority of Mortgages.  The lien securing each loan will not be junior to more than two other encumbrances (a first and, in some cases a second deed of trust) on the real property which is to be used as security for the loan. Although the partnership may also make wrap-around, or “all-inclusive” loans, those wrap-around loans will include no more than two underlying obligations. As of December 31, 2010, of the partnership’s outstanding loan portfolio: 86% were secured by first deeds of trust, 12% by second deeds of trust and 2% by third deeds of trust.

•
Geographic Area of Lending Activity.  The partnership generally limits lending to deeds of trust on properties located in Northern California. To date, we have made no loans outside of California. As of December 31, 2010, approximately 92% of our loans are secured by deeds of trust on properties located in the San Francisco Bay Area and other Northern California counties. The economy of the area where the security is located is important in protecting market values. Therefore, the general partners focuses the partnership’s lending activity principally to the San Francisco Bay Area since it has a broad diversified economic base, an expanding working population and a minimum of buildable sites. The general partners believe these factors contribute to a stable market for residential property.

•
Construction Loans. The partnership may make carefully selected construction loans (other than home improvement loans on residential property) up to a maximum of 10% of our loan portfolio.  With respect to residential property, a construction loan is a loan in which the proceeds are used to construct a new dwelling (up to four units) on a parcel of property on which no dwelling previously existed or on which the existing dwelling was entirely demolished.  With respect to commercial property, a construction loan is a loan in which the proceeds are used to construct an entirely new building on a parcel of property on which no building existed or on which an existing building was entirely demolished. As of December 31, 2010, none of the partnership’s loans consisted of construction loans. In no event will the loan-to-value ratio on construction loans exceed 80% of the independently appraised completed value of the property.  Once a property receives a certificate of occupancy from the local jurisdiction in which it is located, the loan will be reclassified as a permanent loan.  The partnership will not make loans secured by properties determined by the general partners to be special-use properties, such as bowling alleys, churches and gas stations.

•
Rehabilitation Loans.  The partnership may also make loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties and which, in the determination of management, are not construction loans. These loans are referred to by management as “rehabilitation loans”. As of December 31, 2010, the partnership had funded no rehabilitation loans. While the partnership does not classify rehabilitation loans as construction loans, rehabilitation loans do carry some of the same risks as construction loans. There is no limit on the amount of rehabilitation loans the partnership may make.

•
Loan-to-Value Ratios.  The amount of the partnership’s loan combined with the outstanding debt secured by a senior deed of trust on the security property generally will not exceed a specified percentage of the appraised value of the security property as determined by an independent written appraisal at the time the loan is made. These loan-to-value ratios are as follows.

Type of Security Property	Loan-to-Value Ratio

Residential (including apartments)	80%
Commercial Property (including retail stores and office buildings)	70%
Unimproved Land	50%

Any of the above loan-to-value ratios may be increased if, in the sole discretion of the general partners, a given loan is supported by credit adequate to justify a higher loan-to-value ratio. In addition, such loan-to-value ratios may be increased by 10% (e.g., to 90% for residential property), to the extent mortgage insurance is obtained; however, the general partners do not anticipate obtaining mortgage insurance. Finally, the foregoing loan-to-value ratios will not apply to purchase-money financing offered by the partnership to sell any real estate owned (acquired through foreclosure) or to refinance an existing loan that is in default at the time of maturity. In such cases, the general partners shall be free to accept any reasonable financing terms that they deem to be in the best interests of the partnership, in their sole discretion. Notwithstanding the foregoing, in no event will the loan-to-value ratio on construction loans exceed 80% of the independently appraised completed value of the property. As of December 31, 2010, the loan to value ratio based upon appraised values and prior liens at the inception date of the loans for the partnership as a whole was 58.59%.

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

•	Escrow Conditions. Loans are funded through an escrow account handled by a title insurance company or by RMC, subject to the following conditions:

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

Credit Evaluations.  The partnership may consider the income level and general creditworthiness of a borrower to determine his or her ability to repay the loan according to its terms. For loans secured by real property used commercially, such considerations are subordinate to a determination that a borrower has sufficient equity in the security property to satisfy the loan-to-value ratios described above. Therefore, loans may be made to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations. Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring that the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. While the implementing regulations are not yet finalized, the general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

Loan Brokerage Commissions.  RMC, an affiliate of the general partners, receives loan brokerage commissions for services rendered in connection with the review, selection, evaluation, negotiation and extension of the loans from borrowers. It is anticipated that loan brokerage commissions will average approximately 4-6% of the principal amount of each loan, but may be higher or lower depending upon market conditions. The loan brokerage commission will be limited to 4% per annum of the partnership’s total assets.

Loan Servicing.  It is anticipated that all loans will be “serviced” (i.e., loan payments will be collected) by RMC, an affiliate of the general partners, which also acts as a loan broker in the initial placement of partnership loans. RMC is compensated for such loan servicing activities. Both RMC and the partnership have the right to cancel this servicing agreement and any other continuing business relationships that may exist between them upon 30 days notice.

Borrowers will make interest payments in arrears, i.e., with respect to the preceding 30-day period, and will make their checks payable to RMC. Checks will be deposited in RMC’s trust account, and, after checks have cleared, funds will be transferred to the partnership’s bank or money market account.

Sale of Loans.  The general partners or their affiliates may sell loans to third parties including affiliated parties (or fractional interests therein) if and when the general partners determine that it appears to be advantageous to do so.

Borrowing.  The partnership borrows funds for partnership activities including:  (1) making loans; (2) increasing the liquidity of the partnership; and (3) reducing cash reserve needs. The partnership may assign all or a portion of its loan portfolio as security for such loan(s). The partnership intends to finance no more than 50% of the partnership’s investments with borrowed funds.

Other Policies.  The partnership will not:

•	issue senior securities
•	invest in the securities of other issuers for the purpose of exercising control
•	underwrite securities of other issuers,
•	offer securities in exchange for property, or
•	repurchase its units.

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term. As of December 31, 2010, approximately 47% of the partnership’s loans (representing 46% of the aggregate unpaid principal balance of the partnership’s loan portfolio) have a five year term or less from loan inception. The remaining loans have terms longer than five years. As of December 31, 2010, approximately 41% of the partnership’s loans outstanding (representing 46% of the aggregate unpaid principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$5,234,540	$6,425,871
New loans added	—	182,125
Borrower repayments	(1,000,325)	(751,387)
Foreclosures	(711,500)	(417,979)
Other	—	(204,090)
Principal, end of year	$3,522,715	$5,234,540

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	17	25
Secured loans - principal	$3,522,715	$5,234,540
Secured loans - interest rates range (fixed)	5.13 - 10.50%	5.13 - 10.50%

Average secured loan - principal	$207,219	$209,382
Average principal as percent of total principal	5.88%	4.00%
Average principal as percent of partners’ capital	2.78%	2.52%

Largest secured loan - principal	$399,692	$500,000
Largest principal as percent of total principal	11.35%	9.55%
Largest principal as percent of partners’ capital	5.36%	6.03%
Largest principal as percent of total assets	5.32%	5.95%

Smallest secured loan - principal	$87,632	$39,057
Smallest principal as percent of total principal	2.49%	.75%
Smallest principal as percent of partners’ capital	1.17%	.47%
Smallest principal as percent of total assets	1.17%	.47%

Number of counties where security is located (all California)	14	16
Largest percentage of principal in one county	21.69%	18.13%
Number of secured loans in foreclosure	1	4
Secured loans in foreclosure – principal	$380,219	$1,091,719
Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the partnership's largest loan with principal of $399,692 represents 11.35% of outstanding secured loans and 5.32% of partnership assets.  The loan is secured by a mixed-use commercial property located in Alameda County, California, bears an interest rate of 9.88% and matures on November 1, 2015.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$3,008,868	86%	21	$4,215,434	81%
Second trust deeds	2	426,215	12	3	930,733	18
Third trust deeds	1	87,632	2	1	88,373	1
Total loans	17	3,522,715	100%	25	5,234,540	100%
Liens due others at loan closing		483,378			1,566,711

Total debt		$4,006,093			$6,801,251

Appraised value at loan closing		$6,837,118			$12,095,273

Loan to value (LTV) (1)		58.59%			56.23%

(1)
Based on appraised values and liens due other lenders at loan closing.  The loan to value computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current loan to value ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	12	$2,006,657	57%	19	$3,409,769	65%
Apartments	1	96,869	3	1	97,575	2
Commercial	3	1,129,911	32	4	1,430,219	27
Land	1	289,278	8	1	296,977	6
Total secured loans	17	$3,522,715	100%	25	$5,234,540	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	3	$361,527	10%
2012	5	1,359,292	39
2013	2	335,590	10
2014	1	214,277	6
2015	4	875,119	25
Thereafter	2	376,910	10
Total future maturities	17	3,522,715	100
Matured at December 31, 2010	0	0	0
Total secured loans	17	$3,522,715	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	2010	2009
Number of loans (2) (3)	—	1
Principal	$—	$214,991
Advances	—	—
Accrued interest	—	1,346
Loan balance	$—	$216,337
Percent of loans	—%	4%

(2)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans 90 days or more delinquent.

(3)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans in non-accrual status.

- Delinquency - Secured loan principal summarized by payment delinquency is presented in the following table.

	2010	2009
30-89 days past due	$96,869	$153,661
90-179 days past due	380,219	171,000
180 or more days past due	—	920,719
Total past due	477,088	1,245,380
Current	3,045,627	3,989,160
Total secured loans	$3,522,715	$5,234,540

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had five workout agreements in effect with an aggregate principal of $964,664. The borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the five loans, with an aggregate principal of $830,640 were designated impaired and in non-accrual status. The other loan was not designated impaired and was accruing interest.

At December 31, 2009, the partnership had four workout agreements in effect with an aggregate principal of $669,574. Three of the four borrowers, with an aggregate principal of $629,074, had made all required payments under the workout agreements and were included in the above table as current, were not designated impaired nor in non-accrual status. The other loan was delinquent, designated impaired and was in non-accrual status.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the years ended December 31, 2010 and 2009 was $0 and $47,294, respectively.

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	2010	2009
Number of loans	5	5
Principal	$1,210,859	$1,306,710
Advances	21,670	85,683
Accrued interest	27,971	48,640
Loan balance	$1,260,500	$1,441,033
Foregone interest	$89,526	$39,546

At December 31, 2010 and 2009, there were no loans contractually past due more than 90 days as to principal or interest and not in non-accrual status.

Loans designated as impaired and the allowance for loan losses are presented and discussed under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
Alameda	$764,117	21.69%
San Mateo	380,219	10.79
San Francisco	350,000	9.94
Sonoma	342,049	9.71
Santa Clara	289,278	8.21
Solano	211,938	6.02
Marin	180,901	5.14
Contra Costa	153,000	4.34
Napa	96,869	2.75
	2,768,371	78.59

Other Northern California Counties
Monterey	214,277	6.08
San Joaquin	129,658	3.68
Santa Cruz	123,652	3.51
	467,587	13.27

Southern California Counties
San Diego	151,757	4.31
Riverside	135,000	3.83
	286,757	8.14

Total	$3,522,715	100.00%

Competition

The mortgage lending business is highly competitive, and the partnership will compete with numerous established entities, some of which have more financial resources and experience in the mortgage lending business. Major competitors in providing mortgage loans include banks, savings and loan associations, thrifts, conduit lenders, mortgage bankers, mortgage brokers, and other entities both larger and smaller than the partnership.

During the last several years many competitors, due to declines in real estate values, increases in loan delinquencies, foreclosures and/or liquidity issues have reduced or eliminated their real estate lending activity. Additionally, the declines in real estate values coupled with reduced overall sales and refinancing activity reduced the overall demand for loans. With the substantial real estate valuation declines that have taken place over the last several years far fewer borrowers have the ability to provide adequate security to back their loan requests. Competition from other lenders has declined with fewer active lenders in the market although less qualified loan demand exists. The partnership has not been able to capitalize on the reduction in lenders as it has experienced less available cash to invest in new loans due to reduced loan payoffs, increased acquisition of real estate owned, and requests for liquidation by its limited partners. In addition the partnership has not been raising funds through new investments.

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

Regulations Applicable to Mortgage Lenders and Servicers

We and RMC, which originates and services our loans, are heavily regulated by laws governing lending practices at the federal, state and local levels. In addition, proposals for further regulation of the financial services industry are continually being introduced.

These laws and regulations to which we and RMC are subject include those pertaining to:

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

Recent or Pending Legislation and Regulatory Proposals

The recent credit crisis has led to an increased focus by federal, state and local regulatory authorities on the entities engaged in financial-services industry (principally banks) generally and on the mortgage industry (principally as to residential lending to borrowers intending to occupy the residence). Federal and state regulators are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection, which could have a broader impact across the mortgage industry. In addition, the U.S. economy is currently experiencing a prolonged downturn in employment which has and will likely continue to cause increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government and the Federal Reserve Board of Governors have taken several actions which are intended to increase economic activity and employment, stabilize the banking system, maintain lower interest rates, increase liquidity for lending institutions, and encourage activity in the housing market. These actions are intended to make it possible for qualified borrowers to obtain mortgage financing to purchase homes, refinance existing loans, avoid foreclosure on their homes, and to curb perceived lending abuses. It is too early to tell whether these legislative and regulatory initiatives, actions and proposals will achieve their intended effect or what impact they will have on our business and the mortgage industry generally.

In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose enhanced regulatory requirements on banking entities and other organizations that are considered significant to U.S. financial markets. The Dodd-Frank Act also provides for reform of the asset-backed securitization market.  We do not expect that these particular regulatory changes will have a material direct effect on our business or operations. However, the Dodd-Frank Act also imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages.

We do not believe the full impact on us of these and other provisions of the Dodd-Frank Act can be assessed until final regulations are released by the appropriate agencies. However, the Dodd-Frank Act’s requirements may have significant indirect effects on financial markets that impact our business in ways we cannot now foresee, and we may become subject to new regulations that may require us to modify our business model and adapt our lending and underwriting practices to comply therewith or may otherwise have a material adverse impact on our business, operations and/or cost of doing business.

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

•
Housing and Economic Recovery Act of 2008. Enacted in July 2008, this legislation, among other things, established new Fannie Mae, Freddie Mac and FHA conforming loan limits and established a new Federal Housing Finance Agency. It also established the new “HOPE for Homeowners Program” to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products. This act also provided for a comprehensive, nationwide licensing and registry system for mortgage originators. The federal direction to states to adopt national loan originator licensing standards will be implemented in California through the California Department of Real Estate (DRE).  Much of what has been adopted at the federal level has already been in effect in California under the DRE’s regulatory authority for a number of years. It is anticipated that new standards relating to continuing education requirements, among other things, will be incorporated into DRE regulations, once implemented.

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

•
Proposed Amendments to the U.S. Bankruptcy Code.  Since 2008, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as “cram down”.  Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers.  While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

General Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. All in all the credit markets are tight with the exception of financing for stabilized multi-family properties, and may not loosen up any time soon.  Credit markets may have changed forever from what they were just a few years ago.

After emerging from the longest and deepest post-World War II recession, the California economy, and the US economy as a whole, continued to struggle throughout 2010. Some economic indicators improved while others remained at historic lows or continued to decline.  In the United States, real GDP rose 2.8 percent in 2010, after having fallen 2.6 percent in 2009. The GDP increase was largely attributed to increases in net exports, consumer spending, nonresidential fixed investment, and inventory investment. Consumer spending (i.e. personal consumption) represented over 70 percent of GDP, and rose almost across the board in the third and fourth quarters of 2010.

Despite the GDP growth, activity in the credit markets continues for the most part to be greatly curtailed and the de-leveraging of consumers, financial institutions and commercial businesses continues.  Financial institutions, in response to the difficult economic times and an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality.  Historically, the real estate industry has relied upon a ready supply of capital in the form of loans.  These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts.

The new reality is that the credit market has changed and may not recover in the near term.  There is discussion that Fannie Mae and Freddie Mac the largest suppliers of credit for residential properties may be wound down. Without willing holders of jumbo loans, a necessity for California residential real estate owners, California high value residential properties would face difficult transaction options; making high value California properties harder to finance and sell.

With the credit market remaining extremely constricted, obtaining mortgage loans is difficult for many potential borrowers. This is evidenced in many areas by the number of all cash real estate transactions taking place. In California, cash buyers purchased 27.8 percent of all homes sold in 2010, up from the previous annual peak of 26.0 percent in 2009. Over the past decade, cash buyers purchased a monthly average of 13.9 percent of the homes sold in California. However, since the credit crisis began in 2008, cash buyers have represented over 20 percent of buyers.  Stabilized multi-family properties are one of the current bright spots in the lending arena.  These properties because of their relatively predictable cash flows and expenses are garnering much attention from lenders in the market to make loans. The partnership has in recent years foreclosed upon many condominium projects and can leverage these multifamily properties at attractive rates and terms that exist today.  The financing that is available to this property type has allowed multi-family properties to recently begin increasing in value as demand from buyers has increased for multi family housing projects.

The national discussion centered on jobs in 2010, as unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983. At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009. The Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009 to 10.7 percent in 2010 and in the San Francisco-Oakland region from 10.2 percent in December 2009 to 9.9 percent in 2010. Overall, the rapid rise in unemployment caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and upgrades to existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Consumers remained pessimistic in 2010. The Consumer Confidence Index is a measure of consumers’ optimism about the state of the economy. Consumer confidence is normally high when the unemployment rate is low and GDP growth is high. It is also true that consumers are more likely to spend when confidence is high. The Index is benchmarked at 100, meaning at that level the consumer is neither optimistic nor pessimistic. At the start of 2008, consumer confidence index was at 87.3. By December 2008, the index dropped to 38.6 before hitting a record low in February 2009 at 25.3. Confidence has since rebounded slightly and has ranged from the mid to upper 40s to mid 50s for much of 2009 and 2010. In 2010 consumer confidence peaked at 62.7, a level not seen since early 2008, but fell to the high 40s and low 50s for the remainder of the year.

The real estate market that occupied center stage throughout the Great Recession, became less of a focal point as the central topic shifted to jobs in 2010. Nevertheless, the struggles in the US and California real estate market remain critical to the nation’s recovery and the health of the partnership. Residential real estate investment fluctuated wildly in 2010, but declined overall by 10.3 percent year over year. Investment in nonresidential (commercial) structures declined steadily throughout the year, ending down 51.2 percent year over year.

According to Cushman & Wakefield, in the Silicon Valley strong leasing activity reduced the current overall office vacancy rate from 22.2 percent at the close of 2009 to of 21.3 percent at the end of 2010. While this is a move in the positive direction of lower vacancy it certainly does not indicate significant absorption. Until job growth resumes, much of the office space constructed since 2008 will remain vacant, rental rates will remain steady and tenant demand for new space will remain weak. The San Francisco office market showed some signs of stabilization in 2010, but job growth remains key for improvement in this market as well. Some migration in the tech sector from Silicon Valley to San Francisco helped drive leasing activity, but overall vacancy still increased from 14.8 percent at the end of 2009 to 15.2 percent at the end of 2010.

Perhaps closer to the consumer’s heart, national median home prices and sales volumes were both down from their 2009 levels. In 2010, median home prices fell 0.6 percent and sales volumes dropped 19.5 percent. The share of sales classified as distressed sales (e.g. bank-owned, short sales, etc) also rose to 28 percent in 2010, up from 27 percent in 2009 and 20 percent in 2008. In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers have difficulty making their payments and they are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt.  In these cases the home owner loses their home and the lender loses a  portion of their debt if they choose to  sell the  acquired property in the near term.   Additionally, borrowers with

negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

At the state level, California median home prices fell 3.8 percent year over year to $254,000 in 2010 and sales volumes were down 11.7 percent year over year. On a positive note, in the fourth quarter of 2010 foreclosures dropped again in California to the lowest level in more than three years, down 17.5 percent from the fourth quarter 2009 and the lowest level since the second quarter of 2007. However, at the end of 2010, 31.8 percent of properties with a mortgage outstanding were reported as having negative equity, with an additional 4.5 percent having near negative equity. In other words, over a third of mortgages in California were “underwater.” The unsold inventory index is an indicator of house prices; when supply falls below seven months, it usually leads to price appreciation. The unsold inventory index has ranged from 4.6 and 6.6 months, a possible indication of the beginning of stability in the California housing market.

In San Francisco and the Silicon Valley, sales prices are up from 2009 but price growth is slowing. Median prices were up 1.3 percent in San Francisco and 1.0 percent in Silicon Valley for 2010. Sales growth in both regions continues to be weak as well, down 11.7 percent year over year in both regions as of year-end 2010. It appears that in the highly desirable San Francisco Bay area that the bottom of this real estate cycle has been reached or will soon be reached. If so, this would be an opportune time to lend in this selected region as competition from other lenders would likely be reduced and prudent lending with high protective equity would provide excellent collateral coverage for loans made at this time. However, calling the bottom of this market remains subject to significant uncertainties.

In the Los Angeles Area, December 2010 sales volumes were up 20.5 percent from November, but down 12.5 percent from December 2009. The December 2010 home sales figure was the lowest for that month since December 2007, and the second-lowest since 1995. The median price was $290,000 in December 2010, up 1.0 percent from November 2010, and up 0.3 percent from in December 2009.

Mortgage rates are also an important factor in the health of the real estate market. The cost of carrying a mortgage factors into the affordability of real estate, with lower rates making real estate more affordable. Throughout 2010 rates on a 30-year fixed mortgage remained relatively low, ranging from a high of 5.10 percent (with 0.7 points) in April to a low of 4.23 percent (with 0.8 points) in October. However, even with low rates, credit remains difficult to obtain for many borrowers. Until credit becomes more available, meaningful improvement in the real estate market will likely be stifled.

Overall, there are signs that economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The end of recessions and periods of home price depreciation is often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

Item 1A – Risk Factors (not included as smaller reporting company)

Item 1B – Unresolved Staff Comments

Because the partnership is not an accelerated filer, a large accelerated filer or a well-seasoned issuer, the information required by Item 1B is not applicable.

Item 2 – Properties
Properties generally are acquired by foreclosure, and may be classified as “real estate owned, held for sale” or “real estate owned, held as investment”. Several factors are considered in determining the classification of owned properties and include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential. Real estate owned is classified as held for sale in the period in which the criteria are met in accordance with U.S. generally accepted accounting principles (GAAP). As a property’s status changes, reclassifications may occur.

Real estate owned, held for sale, net

Activity and changes in the net realizable value, if any, for real estate owned, held for sale, net are presented in the following table for the years ended December 31.

	2010	2009
Balance, beginning of year	$126,000	$—
Acquisitions	892,652	126,000
Dispositions	(44,107)	—
Transfer from REO held as investment	1,319,257	—
Change in net realizable value	(207,889)	—
Balance end of the year	$2,085,913	$126,000

Number of properties	4	1

Property type
Single family	$125,100	$—
Multi-family	1,834,813	—
Land	126,000	126,000
Balance, end of year	$2,085,913	$126,000

In December 2010 a multi-family property previously classified as REO held as investment was changed to REO held for sale.

In June 2010 the partnership acquired through foreclosure, a single family residence located in San Joaquin County, California. The partnership's investment at acquisition was $173,600. The property is currently vacant and has been listed for sale.

In February 2010, the partnership with two affiliated partnerships, acquired through foreclosure as tenants in common, a 22 unit, condominium complex, in which the partnership holds a 16.67% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. The transaction resulted in an increase to real estate held for sale of $1,708,195, reductions to secured loans of $500,000, accrued interest of $55,020 and advances of $92,199, and an increase to accrued liabilities of $27,725. The partnership's share of the unpaid principal balance of the senior loan was $1,033,250. Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. As of December 31, 2010, all of the units have been leased to tenants. The property had an impairment loss of approximately $174,100 subsequent to acquisition due to fair value adjustments made to reflect the contracted sales price agreed to in early 2011. In February, 2011, the sale of the entire complex was completed with a total sales price of $9,725,000.

In January 2009, the partnership acquired by foreclosure a property located in Copperopolis, California in Calaveras County.

Real estate owned, held as investment

Activity and changes in the valuation allowances, if any, for real estate owned, held as investment are presented in the following table for the years ended December 31.

	2010	2009

Balance, beginning of year	$2,768,515	$3,011,944
Acquisitions	—	233,784
Improvements	101,916	156,173
Transfer to REO held for sale	(1,319,257)	—
Dispositions	(—)	(633,386)
Change in net realizable value	(8,709)	—
Balance, end of the year	$1,542,465	$2,768,515

Number of properties	2	3

Property type
Multi-family	$—	$1,226,050
Land	1,542,465	1,542,465
Balance, end of year	$1,542,465	$2,768,515

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California in Stanislaus County. The partnership’s investment totals $233,784.

During 2009, the general partners determined there was neither sufficient protective equity, appreciation potential or income potential to justify additional capital investment and allowed a commercial-agricultural property to revert to the senior lien holder. Prior to forfeiture, the property was not leased and did not generate any revenue.

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

Item 4 – Reserved

Part II

Item 5 – Market for the Registrant’s “Limited Partnership Units.” Related Unitholder Matters and Issuer Purchases of Equity Securities

In October 1989, the partnership commenced an offering of up to 120,000 Units of limited partnership interests at $100 each (minimum 20 Units) through broker-dealer member firms of the NASD on a “best efforts” basis (as described in Part I Item 1). Investors have the option of withdrawing earnings on a monthly, quarterly, or annual basis or reinvesting and compounding the earnings. Limited partners may withdraw from the partnership in accordance with the terms of the partnership agreement subject to possible early withdrawal penalties. There is no established public trading market. As of December 31, 2010, 419 limited partners had an aggregate capital balance of $7,456,517.
A description of the Units, transfer restrictions and withdrawal provisions is more fully described under the sections entitled “Description of Units” and “Summary of Limited Partnership Agreement”, on pages 46 to 50 of the Prospectus, which is incorporated herein by reference.

During 2010, the partnership’s annualized yield on compounding accounts was (2.64)% and (2.56)% on monthly distributing accounts. During 2009, the partnership’s annualized yield on compounding accounts was (3.90)% and (3.71)% on monthly distributing accounts.

During the years 2010 and 2009, net loss per $1,000 invested by limited partners on compounding accounts was $(26) and $(39), respectively; such net loss was (debited) to such limited partners’ capital accounts. During the years 2010 and 2009, net loss per $1,000 invested by limited partners on monthly distributing accounts was $(26) and $(37), respectively; such net loss was (debited) to such limited partners’ capital accounts..

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

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

The uncertainty in the process is exacerbated by overt (over)conservatism and caution exercised by appraisers. Criticized - as having contributed to the asset bubble by inflating values – beginning in the immediate aftermath of the market and economic crisis, as a class the tendency of appraisers now is seemingly to (over)compensate by searching out or over-weighting lower sales comparables, thereby depressing values. It also may be reflective of the tendency in distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept “vulture” offers. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

Real estate owned, held for sale

Real estate owned, held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate owned, held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property is capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned, held as investment

Real estate owned, held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits; or are idle properties awaiting more favorable market conditions. Real estate owned, held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

The FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).

Related Parties

The general partners of the partnership are Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through RMC, an affiliate of the general partners, which arranges, services, and maintains the loan portfolio for the benefit of the partnership. The fees received by the affiliate and the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners subject to limitations imposed by the partnership agreement.  In the past, the general partners have elected not to take the maximum compensation. The following is a list of various partnership activities for which related parties are compensated.

•
Mortgage Brokerage Commissions  For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. In 2010 and 2009, loan brokerage commissions paid by borrowers were $8,000 and $5,008, respectively.

•
Mortgage Servicing Fees   RMC receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% on an annual basis) of the unpaid principal of the partnership’s loans or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings and thereby increase returns to the limited partners.  Such fee waivers were not made for the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor were such waivers made in order to meet any required level of distributions, as the partnership has no such required level of distributions.  RMC does not use any specific criteria when determining the exact amount of fees to be waived.  The decision to waive fees and the amount, if any, to be waived, is made by RMC in its sole discretion. There is no assurance that RMC will waive fees at similar levels, or at all, in the future. The table below summarizes the mortgage servicing fees paid to RMC for the years ended December 31.

	2010	2009
Maximum chargeable	$60,085	$82,633
Waived	(20,030)	(27,545)

Charged	$40,055	$55,088

•
Asset Management Fees  The general partners receive monthly fees for managing the partnership’s portfolio and operations of up to 1/32 of 1% of the ‘net asset value’ (3/8 of 1% on an annual basis). At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate. Such fee waivers were not made with the purpose of providing the partnership with sufficient funds to satisfy withdrawal requests, nor to meet any required level of distributions, as the partnership has no such required level of distributions. The general partners do not use any specific criteria when determining the exact amount of fees to be waived. The decision to waive fees and the amount, if any, to be waived, is made by the general partners in their sole discretion. There is no assurance that the general partners will waive fees at similar levels, or at all, in the future. The table below summarizes the asset management fees paid to the general partners for the years ended December 31.

	2010	2009
Maximum chargeable	$30,489	$34,220
Waived	(20,326)	(22,813)

Charged	$10,163	$11,407

•
Other Fees  The partnership agreement provides that the general partners or their affiliates may receive other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners.

•
Clerical costs through Redwood Mortgage Corp.  An affiliate of the partnership, RMC, is reimbursed by the partnership for all operating expenses actually incurred by it on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

•
Contributed Capital  The general partners jointly and severally contributed cash equal to 1/10 of 1% of the total capital raised by the partnership. The general partners contributed this cash as proceeds from the offerings were received from the limited partners. As of December 31, 2010 and 2009, a general partner, Gymno Corporation, had contributed $11,973 and $11,973, respectively, as capital in accordance with Section 4.02(a) of the partnership agreement.

Results of Operations

The partnership’s operating results are discussed below for the year ended December 31, 2010 and 2009.

	Changes for the years ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
Revenues
Interest income
Interest on loans	$(119,282)	(24)%	$(70,926)	(12)%
Other interest	(3,501)	(88)	(2,967)	(43)
Total interest income	(122,783)	(24)	(73,893)	(13)
Interest expense	(6,000)	(100)	6,000	—
Net interest income	(116,783)	(24)	(79,893)	(13)
Late fees	3,758	244	(2,803)	(64)
Gain on sale of real estate owned	10,541	(100)	(316,314)	(100)
Other	6,705	104	3,038	89
Total revenues	(95,779)	(19)	(395,972)	(43)

Provision for loan loss	(414,165)	(81)	206,602	67

Operating expenses
Mortgage servicing fees	(15,033)	(27)	41,360	301
Asset management fees	(1,244)	(11)	11,407	—
Costs from Redwood Mortgage Corp.	(2,104)	(17)	4,451	57
Professional services	66,166	75	23,101	35
Impairment loss, REO held for sale, net	213,779	—	—	—
Real estate owned, other costs	(74,277)	(49)	104,377	—
Other	(3,288)	(36)	3,242	(83)
Total operating expenses	183,999	56	187,938	135
Net income (loss)	$134,387	(40)%	$(790,512)	(173)%

Please refer to the above table throughout the discussion of Results of Operations.

Revenue - Interest on loans

The interest on loans decreased for 2010 due to a decrease in the average secured principal balance and an increase in foregone interest to $89,526 for 2010 compared to $39,546 for 2009. The interest on loans decreased for 2009 due to a decrease in the average secured loan portfolio balance, the decrease in the related average yield rate and the increase in non-accrual loans resulting in foregone interest of $39,546 in 2009 compared to zero for 2008. The interest income for both years includes the amortization of discounts on unsecured loans. The table below summarizes the yearly averages and the effect of the discount on the average yield rate.

	2010	2009	2008
Average secured portfolio principal	$4,481,520	$5,852,763	$5,997,450
Stated average yield rate	9.12%	9.11%	9.48%
Effective yield rate adjusted for discount	8.44%	8.27%	9.34%

Gain on sale of real estate owned

The gain on sale of real estate owned for 2010 was due to a greater than expected sale price on the sale of a single family residence acquired in 2010. There were no sales of real estate in 2009.

Other income

Other income increased in 2010 and 2009 due to increases in early withdrawal penalties of $6,987 and $2,220, respectively, as requests for early liquidations increased.

Provision for loan losses

The decrease in the provision for loan losses for 2010 was due to a reduced need compared to 2009 for additions to the allowance for loan losses. The total investment in impaired loans decreased by approximately $180,000 in 2010, and charge offs to the allowance for loan losses were $2,898 in 2010 compared to $330,712 in 2009. The increase in the provision for loan losses for 2009 was due to the need to maintain the allowance for loan losses at adequate levels based upon the amount of protective equity calculated for each impaired loan. During 2009 the number of impaired loans with impairments increased from one loan with a loan balance of $161,542 and an impairment of $40,151 at December 31, 2008, to five loans with an aggregate loan balance of $1,441,033 and impairments of $98,579 at December 31, 2009. Charge offs to the allowance for loan losses for 2009 and 2008 have been $330,712 and $456,234, respectively.

Mortgage servicing fees

The decrease in mortgage servicing fees for 2010 was due to the reduced portfolio balance noted above and a greater number of impaired loans throughout 2010 compared to 2009. The increase in mortgage servicing fee for 2009 was due to management’s complete waiver of mortgage servicing fees for the first three quarters of 2008, compared to only a partial waiver of such fees for each quarter during 2009.

Asset management fees

The increase in asset management fees for 2009 was due to a decrease in the amount of fees waived by the general partners.  The amount of fees waived for the year 2009 were $22,813 as compared to a complete waiver of $34,678 of fees for the year 2008.

Professional services

The increase in professional services for 2010 and 2009 was primarily due to increases in costs for legal services, audits and tax return processing. As laws, regulations, and tax and accounting pronouncements related to disclosure requirements for financial services enterprises generally and lenders specifically, have increased in number and complexity, the role of outside auditors and legal advisers has increased. For 2010 the cost of audit and tax services was $136,000 compared to $68,000 for 2009. Legal services for 2009 were $21,000 compared to $4,000 for 2008.

Impairment loss, REO held for sale, net

The impairment loss, REO held for sale, net, for 2010 is primarily due to the partnership acquiring a rental property in February 2010. Operating results of the rental property are presented in the following table for the year ended December 31.

Rental operations for the years ended December 31, are presented in the following table.

	2010	2009
Rental income	$104,255	$—

Operating expenses
Property taxes	6,945	—
Management, administration and insurance	10,288	—
Utilities, maintenance and other	11,126	—
Advertising and promotions	—	—
Total operating expenses	28,359	—
Rental operations, net	$75,896	$—

The property had an impairment loss of approximately $174,100 subsequent to acquisition due to fair value adjustments made to reflect the contracted sales price agreed to in early 2011.

Interest expense on the mortgage securing the rental property was $67,094 for the year ended December 31, 2010.

Real estate owned, other costs

The decrease in real estate owned, other costs in 2010 is primarily due to a forfeiture loss of $125,000 in 2009, offset by increased costs in 2010 due to additional real estate owned. The increase in real estate owned, other costs in 2009 is primarily due to a forfeiture loss due to management’s decision to allow a property to revert back to the senior lien holder. Management determined there was insufficient protective equity, appreciation potential or income potential to justify additional capital investment.

Impaired Loans/Allowance for Loan Losses

The allowance for loan losses is principally the total specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the level of impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table.

	2010	2009
Principal	$1,210,859	$1,306,710
Recorded investment (1)	$1,260,499	$1,441,033
Impaired loans principal without allowance	$382,394	$1,224,697
Impaired loans principal with allowance	$878,105	$216,336
Allowance for loan losses, impaired loans	$370,000	$98,579

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31.

	2010	2009	2008
Average recorded investment	$1,350,766	$801,288	$159,689
Interest income recognized	$3,046	$98,703	$14,918
Interest income received in cash	$44,050	$62,434	$11,475

During 2010 and 2009 the partnership modified six and four loans, respectively, by either extending the maturity date, lowering the interest rate or reducing the monthly payment. During 2010 and 2009, two and none of these modifications required accounting treatment as troubled debt restructurings, resulting in losses of $29,908 and $0, respectively.

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

Activity in the allowance for loan losses is presented in the following table for the years ended December 31.

	2010	2009
Balance, beginning of year	$419,322	$236,893

Provisions for loan losses	98,976	513,141

Charge-offs, net
Charge-offs	(2,898)	(330,712)
Recoveries		—
Total charge-offs, net	(2,898)	(330,712)

Balance, end of year	$515,400	$419,322

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.06%	5.65%

The partnership may restructure loans which are delinquent or past maturity. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan. During 2010, the partnership restructured three loans with one loan resulting in a loss of $14,114.

Liquidity and Capital Resources

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

At the time of their subscription for units in the partnership, limited partners elected to either take distributions of earnings monthly, quarterly or annually or to compound earnings in their capital account. The percent of limited partners electing distribution of allocated net income, if any, by weighted average to total partners’ capital was 40% for 2010 and 2009.  In 2010 and 2009, $69,906 and $118,846, respectively, was distributed to limited partners based on estimated net income; as the full year results of operations for both 2010 and 2009 was a net loss, these amounts distributed were a return of capital.

The partnership also allows the limited partners to withdraw their capital account subject to certain limitations and penalties (see liquidation provisions of partnership agreement). These withdrawals are within the normally anticipated range the general partners would expect based on their experience with the partnership, as well as other partnerships managed by the general partners. The general partners expect a small percentage of limited partners will elect to liquidate their capital accounts over one year with a 10% and/or 8% early withdrawal penalty. In originally conceiving the partnership, the general partners wanted to provide limited partners needing their capital returned a degree of liquidity. Generally, limited partners electing to withdraw over one year need to liquidate investments to raise cash. The demand the partnership is experiencing in withdrawals by limited partners electing a one year liquidation program represents a small percentage of limited partner capital as of December 31, 2010 and 2009, respectively, and is expected by the general partners to commonly occur at these levels.

After a five year hold period has passed, limited partners may withdraw their capital account without penalty. To date, the partnership has satisfied all withdrawal requests by limited partners. The table below sets forth actual liquidations for the past two years.

	Year ended December 31,
	2010	2009
Capital liquidations-without penalty	$414,074	$379,017
Capital liquidations-subject to penalty	144,103	56,768
Total	$558,177	$435,785

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

Contractual Obligations Table  None

PORTFOLIO REVIEW – For the years ended December 31, 2010 and 2009.

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

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$5,234,540	$6,425,871
New loans added	—	182,125
Borrower repayments	(1,000,325)	(751,387)
Foreclosures	(711,500)	(417,979)
Other	—	(204,090)
Principal, end of year	$3,522,715	$5,234,540

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	17	25
Secured loans – principal	$3,522,715	$5,234,540
Secured loans – interest rates range (fixed)	5.13 - 10.50%	5.13 - 10.50%

Average secured loan – principal	$207,219	$209,382
Average principal as percent of total principal	5.88%	4.00%
Average principal as percent of partners’ capital	2.78%	2.52%

Largest secured loan – principal	$399,692	$500,000
Largest principal as percent of total principal	11.35%	9.55%
Largest principal as percent of partners’ capital	5.36%	6.03%
Largest principal as percent of total assets	5.32%	5.95%

Smallest secured loan – principal	$87,632	$39,057
Smallest principal as percent of total principal	2.49%	.75%
Smallest principal as percent of partners’ capital	1.17%	.47%
Smallest principal as percent of total assets	1.17%	.47%

Number of counties where security is located (all California)	14	16
Largest percentage of principal in one county	21.69%	18.13%
Number of secured loans in foreclosure	1	4
Secured loans in foreclosure – principal	$380,219	$1,091,719
Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the partnership's largest loan with principal of $399,692 represents 11.35% of outstanding secured loans and 5.32% of partnership assets. The loan is secured by a mixed-use commercial property located in Alameda County, California, bears an interest rate of 9.88% and matures on November 1, 2015.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$3,008,868	86%	21	$4,215,434	81%
Second trust deeds	2	426,215	12	3	930,733	18
Third trust deeds	1	87,632	2	1	88,373	1
Total loans	17	3,522,715	100%	25	5,234,540	100%
Liens due others at loan closing		483,378			1,566,711

Total debt		$4,006,093			$6,801,251

Appraised value at loan closing		$6,837,118			$12,095,273

Loan to value (LTV) (1)		58.59%			56.23%

(1)
Based on appraised values and liens due other lenders at loan closing. The LTV computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current LTV ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	12	$2,006,657	57%	19	$3,409,769	65%
Apartments	1	96,869	3	1	97,575	2
Commercial	3	1,129,911	32	4	1,430,219	27
Land	1	289,278	8	1	296,977	6
Total secured loans	17	$3,522,715	100%	25	$5,234,540	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	3	$361,527	10%
2012	5	1,359,292	39
2013	2	335,590	10
2014	1	214,277	6
2015	4	875,119	25
Thereafter	2	376,910	10
Total future maturities	17	3,522,715	100
Matured at December 31, 2010	0	0	0
Total secured loans	17	$3,522,715	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	2010	2009
Number of loans (2) (3)	—	1
Principal	$—	$214,991
Advances	—	—
Accrued interest	—	1,346
Loan balance	$—	$216,337
Percent of loans	—%	4%

(2)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans 90 days or more delinquent.

(3)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans in non-accrual status.

- Delinquency - Secured loan principal summarized by payment delinquency is presented in the following table.

	2010	2009
30-89 days past due	$96,869	$153,661
90-179 days past due	380,219	171,000
180 or more days past due	—	920,719
Total past due	477,088	1,245,380
Current	3,045,627	3,989,160
Total secured loans	$3,522,715	$5,234,540

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had five workout agreements in effect with an aggregate principal of $964,664. The borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the five loans, with an aggregate principal of $830,640 were designated impaired and in non-accrual status. The other loan was not designated impaired and was accruing interest.

At December 31, 2009, the partnership had four workout agreements in effect with an aggregate principal of $669,574. Three of the four borrowers, with an aggregate principal of $629,074, had made all required payments under the workout agreements and were included in the above table as current, were not designated impaired nor in non-accrual status.  The other loan was delinquent, designated impaired and was in non-accrual status.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the years ended December 31, 2010 and 2009 was $0 and $47,294, respectively.

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	2010	2009
Number of loans	5	5
Principal	$1,210,859	$1,306,710
Advances	21,670	85,683
Accrued interest	27,971	48,640
Loan balance	$1,260,500	$1,441,033
Foregone interest	$89,526	$39,546

At December 31, 2010 and 2009, there were no loans contractually past due more than 90 days as to principal or interest and not in non-accrual status.
- Distribution by California counties - The distribution of secured loans outstanding by California counties is presented in the following table at December 31, 2010.

	Total
California County	Secured Loans	Percent

San Francisco Bay Area Counties
Alameda	$764,117	21.69%
San Mateo	380,219	10.79
San Francisco	350,000	9.94
Sonoma	342,049	9.71
Santa Clara	289,278	8.21
Solano	211,938	6.02
Marin	180,901	5.14
Contra Costa	153,000	4.34
Napa	96,869	2.75
	2,768,371	78.59

Other Northern California Counties
Monterey	214,277	6.08
San Joaquin	129,658	3.68
Santa Cruz	123,652	3.51
	467,587	13.27

Southern California Counties
San Diego	151,757	4.31
Riverside	135,000	3.83
	286,757	8.14

Total	$3,522,715	100.00%

The partnership had three unsecured loans with unpaid principal totaling $180,442 and $225,919, net of a discount, at December 31, 2010 and 2009, respectively.  Monthly payments are being received on each loan, all of which are on nonaccrual status.

The partnership may also make loans requiring periodic disbursements of funds.  These loans include ground up construction of buildings and loans for rehabilitation of existing structures.  Interest on these loans is computed at simple interest method and only on the amounts disbursed on a daily basis. As of December 31, 2010 there were no such loans.

Item 7A Quantitative and Qualitative Disclosures About Market Risk (not included as smaller reporting company)

Item 8 – Financial Statements and Supplementary Data

A – Financial Statements

The following financial statements of Redwood Mortgage Investors VII are included in Item 8:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets - December 31, 2010 and December 31, 2009
•	Statements of Operations for the years ended December 31, 2010 and 2009
•	Statements of Changes in Partners’ Capital for the years ended December 31, 2010 and 2009
•	Statements of Cash Flows for the years ended December 31, 2010 and 2009
•	Notes to Financial Statements

B – Financial Statement Schedules

The following financial statement schedules of Redwood Mortgage Inventors VII are included in Item 8.

•	Schedule II - Valuation and Qualifying Accounts
•	Schedule IV - Mortgage Loans on Real Estate

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Redwood Mortgage Investors VII
Redwood City, California

We have audited the accompanying balance sheets of Redwood Mortgage Investors VII (a California limited partnership) as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of Redwood Mortgage Investors VII’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redwood Mortgage Investors VII as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ARMANINO McKENNA  LLP
San Francisco, California
March 30, 2011

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
December 31, 2010 and 2009

ASSETS

	2010	2009
Cash and cash equivalents	$620,415	$255,097

Loans
Secured by deeds of trust
Principal balances	3,522,715	5,234,540
Advances	21,772	85,887
Accrued interest	50,494	122,298
Unsecured, net of discount of $59,262 and $71,649 in
2010 and 2009, respectively	180,442	225,919
Allowance for loan losses	(515,400)	(419,322)
Loans, net	3,260,023	5,249,322

Receivable from affiliate	9,229	—
Real estate owned, held for sale, net	2,085,913	126,000
Real estate owned, held as investment	1,542,465	2,768,515
Total assets	$7,518,045	$8,398,934

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities
Accounts payable	$54,953	$19,217
Payable to affiliate	—	85,851
Total liabilities	54,953	105,068
Partners’ capital
Limited partners’ capital, subject to redemption	7,456,517	8,285,264
General partners’ capital	6,575	8,602
Total partners’ capital	7,463,092	8,293,866
Total liabilities and partners’ capital	$7,518,045	$8,398,934

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
Revenues
Interest income
Interest on loans	$378,231	$497,513
Other interest	472	3,973
Total interest income	378,703	501,486
Interest expense	—	6,000
Net interest income	378,703	495,486
Late fees	5,301	1,543
Gain on sale of real estate owned	10,541	—
Other	13,163	6,458
Total revenues	407,708	503,487

Provision for loan losses	98,976	513,141

Operating expenses
Mortgage servicing fees	40,055	55,088
Asset management fees	10,163	11,407
Costs from Redwood Mortgage Corp.	10,164	12,268
Professional services	154,767	88,601
Impairment loss, REO held for sale, net	213,779	—
Real estate owned, other costs	76,680	150,957
Other	5,815	9,103
Total operating expenses	511,423	327,424
Net income (loss)	$(202,691)	$(337,078)

Net income (loss)
General partners (1%)	$(2,027)	$(3,371)
Limited partners (99%)	(200,664)	(333,707)
	$(202,691)	$(337,078)
Net income (loss) per $1,000 invested by limited partners
for entire period
-where income (loss) is compounded and retained	$(26)	$(39)
-where partner receives income (loss)
in monthly distributions	$(26)	$(37)

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2010 and 2009

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital	Capital
Balances at December 31, 2008	$9,173,602	$11,973	$9,185,575
Net loss	(333,707)	(3,371)	(337,078)
Early withdrawal penalties	(4,541)	—	(4,541)
Partners’ withdrawals	(550,090)	—	(550,090)

Balances at December 31, 2009	8,285,264	8,602	8,293,866
Net loss	(200,664)	(2,027)	(202,691)
Early withdrawal penalties	(11,528)	—	(11,528)
Partners’ withdrawals	(616,555)	—	(616,555)

Balances at December 31, 2010	$7,456,517	$6,575	$7,463,092

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$(202,691)	$(337,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	98,976	513,141
Gain on sale of real estate owned	(10,541)	—
Equity losses on REO held for sale, net	165,326	—
Early withdrawal penalty credited to income	(11,528)	(4,541)
Amortization of discount on unsecured loans	(12,387)	(12,387)
Impairment loss on real estate owned	48,453	124,756
Change in operating assets and liabilities
Loans unsecured	57,864	57,649
Accrued interest	9,211	(56,218)
Advances on loans	(25,186)	(92,129)
Receivable from affiliate	(9,229)	5,838
Accounts payable	6,770	2,987
Payable to affiliate	(85,851)	11,021
Net cash provided by operating activities	29,187	213,039
Cash flows from investing activities
Principal collected on loans	1,000,325	751,387
Loans originated	—	(182,125)
Payments for development of real estate	(102,286)	(160,893)
Proceeds from disposition of real estate	54,647	—
Net cash provided by (used in) investing activities	952,686	408,369
Cash flows from financing activities
Partners’ withdrawals	(616,555)	(550,090)

Net increase (decrease) in cash and cash equivalents	365,318	71,318
Cash and cash equivalents at beginning of year	255,097	183,779
Cash and cash equivalents at end of year	$620,415	$255,097

Supplemental disclosure of non-cash investing activities
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed	$892,281	$359,784

Cash paid for interest	$67,094	$6,000

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VII is a California Limited Partnership organized in 1989. The general partners are Michael R. Burwell, an individual, and Gymno Corporation, a California corporation that is owned and controlled by Michael R. Burwell through his individual stock ownership and as trustee of certain family trusts. The partnership was organized to engage in business as a mortgage lender for the primary purpose of making loans secured by deeds of trust on California real estate. Loans are being arranged and serviced by RMC, an affiliate of the general partners.

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
December 31, 2010 and 2009

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

Loans are arranged and serviced by Redwood Mortgage Corp. (RMC), an affiliate of the general partners. The cash flow and the income generated by the real property securing the loan factor into the credit decisions, as does the general creditworthiness, experience and reputation of the borrower. For loans secured by real property used commercially, such considerations though are subordinate to a determination that the value of the real property is sufficient, in and of itself, as a source of repayment. The amount of the our loan combined with the outstanding debt and claims secured by a senior deed of trust on the real property generally will not exceed a specified percentage of the appraised value of the property (the loan to value ratio or LTV) as determined by an independent written appraisal at the time the loan is made. The loan-to-value ratio generally will not exceed 80% for residential properties (including apartments), 75% for commercial properties, and 50% for land. The excess of the value of the collateral securing the loan over the total debt owing on the property, including the company’s loan, is the “protective equity”.

We believe our LTV policy gives us more potential protective equity than competing lenders who fund loans with a higher LTV.  However, we may be viewed as an “asset” lender based on our emphasis on LTV in our underwriting process. Being an “asset” lender may increase the likelihood of payment defaults by borrowers. Accordingly, the partnership may have a higher level of loan-payment delinquency and loans designated as impaired for financial reporting purposes than that of lenders, such as banks and other financial institutions subject to federal and state banking regulations, which are typically viewed as “credit” lenders.

Recently enacted federal legislation impacts the lending to non-commercial residential borrowers by requiring that the lender consider a borrower’s ability to meet payment obligations specified in the loan documents. The Dodd-Frank Act imposes significant new regulatory restrictions on the origination of residential mortgage loans, under sections concerning "Mortgage Reform and Anti-Predatory Lending." For example, these provisions require that when a consumer loan is made, the lender must make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, whether the consumer has a reasonable ability to repay a residential mortgage loan before extending the loan. The Act calls for regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The Act also adds new provisions prohibiting balloon payments for defined high cost mortgages.

While the implementing regulations are not yet finalized, the general partners are monitoring developments and, if and when applicable will adjust underwriting and lending practices accordingly. Residential lending on owner occupied properties that would be subject to the legislation and regulations generally has not been a significant portion of the loans made by the partnership’s general partners.

Income taxes – federal and state – are the obligation of the partners, if and when income taxes apply, other than for the minimum annual California franchise tax paid by the partnership.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND GENERAL (continued)

- Reconciliation of partners’ capital - The reconciliation of partners’ capital in the financial statements to the tax basis of partnership capital is presented in the following table at December 31.

	2010	2009
Partners’ capital per financial statements	$7,463,092	$8,293,866
Allowance for loan losses	515,400	419,322
Book vs. tax basis – real estate	307,289	213,474
Partners’ capital tax basis	$8,285,781	$8,926,662

The partnership is scheduled to terminate in 2029, unless sooner terminated as provided in the Partnership Agreement.

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

The fair value of the collateral is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low levels of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

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

The uncertainty in the process is exacerbated by the tendency in a distressed market for lesser-quality properties to transact while upper echelon properties remain off the market – or come on and off the market – because these owners believe in the intrinsic value of the properties (and the recoverability of that value) and are unwilling to accept non-economic offers from opportunistic – often all cash – acquirers taking advantage if distressed markets. This accounts for the ever lower transaction volumes for better and upper echelon properties which exacerbate the perception of a broadly declining market in which each succeeding transaction establishes a new low.

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

Cash and cash equivalents

The partnership considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents.  Periodically, partnership cash balances in banks exceed federally insured limits.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Real estate owned, held for sale

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

A limited liability company (LLC) with the partnership and three affiliates as its only members, owns one property which is accounted for using the equity method.  The partnership and two affiliates own as tenants in common, a rental property also accounted for using the equity method.

Real estate owned, held as investment

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
December 31, 2010 and 2009

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the partnership’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the partnership’s financial statements that include periods beginning on or after January 1, 2011.

The FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES

The following commissions and fees are paid to the general partners and their affiliates:

Mortgage brokerage commissions

For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership. In 2010 and 2009, loan brokerage commissions paid by the borrowers were $8,000 and $5,008, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – GENERAL PARTNERS AND OTHER RELATED PARTIES (continued)

Other fees

The Partnership Agreement provides for other fees such as reconveyance, mortgage assumption and mortgage extension fees. Such fees are incurred by the borrowers and are paid to the general partners or affiliates.

Mortgage servicing fees

RMC, an affiliate of the general partners, receives monthly mortgage servicing fees of up to 1/8 of 1% (1.5% annual) of the unpaid principal balance of the loan portfolio, or such lesser amount as is reasonable and customary in the geographic area where the property securing the mortgage is located. Historically, RMC has charged 1.0% annually, and on occasion has waived additional amounts to enhance the partnership’s earnings. RMC does not use any specific criteria in determining the exact amount of fees to be waived.  Once a loan is categorized as impaired, mortgage servicing fees are no longer accrued. Additional servicing fees are recorded upon the receipt of any subsequent payments on impaired loans. The table below summarizes the mortgage servicing fees paid to RMC for the years ended December 31, 2010 and 2009.

	2010	2009

Maximum chargeable	$60,085	$82,634
Waived	(20,030)	(27,546)
Charged	$40,055	$55,088

Asset management fees

The general partners receive monthly fees for managing the partnership’s loan portfolio and operations of up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually). At times, to enhance the earnings to the partnership, the general partners have charged less than the maximum allowable rate. The general partners do not use any specific criteria in determining the exact amount of fees to be waived. The table below summarizes the asset management fees paid to the general partners for the years ended December 31, 2010 and 2009.

	2010	2009

Maximum chargeable	$30,489	$34,220
Waived	(20,326)	(22,813)
Charged	$10,163	$11,407

Costs from Redwood Mortgage Corp.

RMC, a general partner, is reimbursed by the partnership for all operating expenses incurred on behalf of the partnership, including without limitation, out-of-pocket general and administration expenses of the partnership, accounting and audit fees, legal fees and expenses, postage, and preparation of reports to limited partners. During 2010 and 2009, operating expenses totaling $10,164 and $12,268, respectively, were reimbursed to RMC.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

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

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the years ended December 31.

	2010	2009
Principal, beginning of year	$5,234,540	$6,425,871
New loans added	—	182,125
Borrower repayments	(1,000,325)	(751,387)
Foreclosures	(711,500)	(417,979)
Other	—	(204,090)
Principal, end of year	$3,522,715	$5,234,540

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	2010	2009
Number of secured loans	17	25
Secured loans - principal	$3,522,715	$5,234,540
Secured loans - interest rates range (fixed)	5.13 - 10.50%	5.13 - 10.50%

Average secured loan - principal	$207,219	$209,382
Average principal as percent of total principal	5.88%	4.00%
Average principal as percent of partners’ capital	2.78%	2.52%

Largest secured loan - principal	$399,692	$500,000
Largest principal as percent of total principal	11.35%	9.55%
Largest principal as percent of partners’ capital	5.36%	6.03%
Largest principal as percent of total assets	5.32%	5.95%

Smallest secured loan - principal	$87,632	$39,057
Smallest principal as percent of total principal	2.49%	.75%
Smallest principal as percent of partners’ capital	1.17%	.47%
Smallest principal as percent of total assets	1.17%	.47%

Number of counties where security is located (all California)	14	16
Largest percentage of principal in one county	21.69%	18.13%
Number of secured loans in foreclosure	1	4
Secured loans in foreclosure – principal	$380,219	$1,091,719
Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of December 31, 2010, the partnership's largest loan with principal of $399,692 represents 11.35% of outstanding secured loans and 5.32% of partnership assets.  The loan is secured by a mixed-use commercial property located in Alameda County, California, bears an interest rate of 9.88% and matures on November 1, 2015.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

From time to time, an individual loan may constitute more than 10% of the secured loan portfolio or of total assets as the loan portfolio and assets of the partnership decrease due to limited partner withdrawals and/or loan payoffs.

- Lien position - Secured loans had the lien positions presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$3,008,868	86%	21	$4,215,434	81%
Second trust deeds	2	426,215	12	3	930,733	18
Third trust deeds	1	87,632	2	1	88,373	1
Total loans	17	3,522,715	100%	25	5,234,540	100%
Liens due others at loan closing		483,378			1,566,711

Total debt		$4,006,093			$6,801,251

Appraised value at loan closing		$6,837,118			$12,095,273

Loan to value (LTV) (1)		58.59%			56.23%

(1)
Based on appraised values and liens due other lenders at loan closing. The LTV computation does not take into account subsequent increases or decreases in security property values following the loan closing nor does it include decreases or increases of the amount owing on senior liens to other lenders by payments or interest accruals, if any. Property values likely have changed, particularly over the last three years, and the portfolio’s current LTV ratio likely is higher than this historical ratio.

- Property type - Secured loans summarized by property type are presented in the following table.

	2010			2009
	Loans	Principal	Percent	Loans	Principal	Percent
Single family	12	$2,006,657	57%	19	$3,409,769	65%
Apartments	1	96,869	3	1	97,575	2
Commercial	3	1,129,911	32	4	1,430,219	27
Land	1	289,278	8	1	296,977	6
Total secured loans	17	$3,522,715	100%	25	$5,234,540	100%

- Scheduled maturities - Secured loans are scheduled to mature as presented in the following table.

	2010
	Loans	Principal	Percent
2011	3	$361,527	10%
2012	5	1,359,292	39
2013	2	335,590	10
2014	1	214,277	6
2015	4	875,119	25
Thereafter	2	376,910	10
Total future maturities	17	3,522,715	100
Matured at December 31, 2010	0	0	0
Total secured loans	17	$3,522,715	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. On matured loans the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - Secured loans past maturity are summarized in the following table.

	2010	2009
Number of loans (2) (3)	—	1
Principal	$—	$214,991
Advances	—	—
Accrued interest	—	1,346
Loan balance	$—	$216,337
Percent of loans	—%	4%

(2)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans 90 days or more delinquent.

(3)	No secured loans past maturity as of December 31, 2010 and 2009, respectively, are also included in the secured loans in non-accrual status.

- Delinquency - Secured loan principal summarized by payment delinquency is presented in the following table.

	2010	2009
30-89 days past due	$96,869	$153,661
90-179 days past due	380,219	171,000
180 or more days past due	—	920,719
Total 30 or more days past due	477,088	1,245,380
Current	3,045,627	3,989,160
Total secured loans	$3,522,715	$5,234,540

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At December 31, 2010, the partnership had five workout agreements in effect with an aggregate principal of $964,664. The borrowers had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the five loans, with an aggregate principal of $830,640 were designated impaired and in non-accrual status. The other loan was not designated impaired and was accruing interest.

At December 31, 2009, the partnership had four workout agreements in effect with an aggregate principal of $669,574. Three of the four borrowers, with an aggregate principal of $629,074, had made all required payments under the workout agreements and were included in the above table as current, were not designated impaired nor in non-accrual status. The other loan was delinquent, designated impaired and was in non-accrual status.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the years ended December 31, 2010 and 2009 was $0 and $47,294, respectively.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 4 – LOANS (continued)

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	2010	2009
Number of loans	5	5
Principal	$1,210,859	$1,306,710
Advances	21,670	85,683
Accrued interest	27,971	48,640
Loan balance	$1,260,500	$1,441,033
Foregone interest	$89,526	$39,546

At December 31, 2010 and 2009, there were no loans contractually past due more than 90 days as to principal or interest and not in non-accrual status.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table.

	2010	2009
Principal	$1,210,859	$1,306,710
Recorded investment (4)	$1,260,499	$1,441,033
Impaired loans without allowance	$382,394	$1,224,697
Impaired loans with allowance	$878,105	$216,336
Allowance for loan losses, impaired loans	$370,000	$98,579

(4)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the years ended December 31.

	2010	2009	2008
Average recorded investment	$1,350,766	$801,288	$159,689
Interest income recognized	$3,046	$98,703	$14,918
Interest income received in cash	$44,050	$62,434	$11,475

During 2010 and 2009 the partnership modified six and four loans, respectively, by either extending the maturity date, lowering the interest rate or reducing the monthly payment. During 2010 and 2009, two and none of these modifications required accounting treatment as troubled debt restructurings, resulting in losses of $29,908 and $0, respectively.

Loans unsecured, net

The partnership had three unsecured loans with unpaid principal totaling $180,442 and $225,919, net of a discount, at December 31, 2010 and 2009, respectively. Monthly payments are being received on each loan, all of which are on non-accrual status.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is presented in the following table for the years ended December 31.

	2010	2009
Balance, beginning of year	$419,322	$236,893

Provisions for loan losses	98,976	513,141

Charge-offs, net
Charge-offs	(2,898)	(330,712)
Recoveries		—
Total charge-offs, net	(2,898)	(330,712)

Balance, end of year	$515,400	$419,322

Ratio of charge-offs, net during the period to average
secured loans outstanding during the period	0.06%	5.65%

The composition of the allowance for loan losses for each property type is presented in the following table at December 31.

	2010		2009
	Amount	Percent	Amount	Percent
Allowance for loan losses applicable to:
Secured loans by property type
Single family	$375,900	57%	$272,335	65%
Apartments	1,000	3	1,000	2
Commercial	30,500	32	30,500	27
Land	10,000	8	10,000	6
Total for secured loans	$417,400	100%	$313,835	100%

Unsecured loans	$98,000	100%	$105,487	100%

Total allowance for loan losses	$515,400	100%	$419,322	100%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – REAL ESTATE OWNED, HELD FOR SALE, NET

Periodically, management reviews the status of the owned properties to evaluate among other things, their asset classification.  Properties generally are acquired through foreclosure.  Several factors are considered in determining the classification of owned properties as “real estate owned, held for sale, net” or “real estate owned, held as investment”. These factors include, but are not limited to, real estate market conditions, status of any required permits, repair, improvement or development work to be completed, rental and lease income and investment potential. Real estate owned is classified as held for sale, net in the period in which the GAAP criteria are met. As a property’s status changes, reclassifications may occur.

Real estate owned, held for sale, net activity and changes in the net realizable value, if any, are summarized in the following table for the years ended December 31.

	2010	2009
Balance, beginning of year	$126,000	$—
Acquisitions	892,652	126,000
Dispositions	(44,107)	—
Transfer from REO held as investment	1,319,257	—
Change in net realizable value	(207,889)	—
Balance at the end of the year	$2,085,913	$126,000

Number of properties	4	1

Property type
Single family	$125,100	$—
Multi-family	1,834,813	—
Land	126,000	126,000
Balance, end of year	$2,085,913	$126,000

Rental operations for the years ended December 31, are presented in the following table.

	2010	2009
Rental income	$104,255	$—

Operating expenses
Property taxes	6,945	—
Management, administration and insurance	10,288	—
Utilities, maintenance and other	11,126	—
Advertising and promotions	—	—
Total operating expenses	28,359	—
Rental operations, net	$75,896	$—

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – REAL ESTATE OWNED, HELD FOR SALE, NET (continued)

In February 2010, the partnership with two affiliated partnerships, acquired through foreclosure as tenants in common, a 22 unit, condominium complex, in which the partnership holds a 16.67% ownership interest. The property is subject to a senior loan with an interest rate of 7.21%. The transaction resulted in an increase to real estate held for sale of $1,708,195, reductions to secured loans of $500,000, accrued interest of $55,020 and advances of $92,199, and an increase to accrued liabilities of $27,725. The partnership's share of the unpaid principal balance of the senior loan was $1,033,250. Following its acquisition, the property has been operated as a rental property. An independent, professional management firm has been engaged to oversee property operations. As of December 31, 2010, all of the units have been leased to tenants.  The property had an impairment loss of approximately $174,100 subsequent to acquisition due to fair value adjustments made to reflect the contracted sales price agreed to in early 2011.  In February, 2011, the sale of the entire complex was completed with a total sales price of $9,725,000.

Interest expense on the mortgage securing the rental property was $67,094 for the year ended December 31, 2010.

In June 2010 the partnership acquired through foreclosure, a single family residence located in San Joaquin County, California.  The partnership's investment at acquisition was $173,600.  The property is currently vacant and has been listed for sale.

In January 2010 the partnership acquired through foreclosure a single family residence located in San Bernardino County, California.  The partnership’s net investment at acquisition was $44,106. The property was sold in July, 2010.

In January 2009, the partnership acquired by foreclosure a property located in Copperopolis, California in Calaveras County.

The partnership jointly with three other affiliated partnerships acquired through foreclosure a multi-unit property located in San Francisco, California. At the time, the partnership’s loan balance totaled $836,702.  Upon acquisition the partnership transferred its interest to Larkin Property Company, LLC (“Larkin”). The partnership owns 8% of the ownership interests in Larkin and 92% is owned by three other affiliated partnerships. Larkin has performed a substantial renovation and remodeling of the property and intends to undertake additional renovation to several un-remodeled units. The property is not leased and does not generate any revenues. The partnership plans to sell the remodeled units as tenant in common interests. As of December 31, 2010, the partnership has capitalized approximately $491,000 in costs, net of recovery in 2006 from the guarantors of the original loan, related to this property. At December 31, 2010, the partnership’s investment in Larkin was approximately $1,319,000. As of December 31, 2010 several of the units are listed for sale, and the property was transferred from real estate owned, held as investment

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 7 – REAL ESTATE OWNED, HELD AS INVESTMENT

Real estate owned, held for investment includes real estate generally acquired through foreclosure that is not presently being marketed for sale.  The following schedules for real estate owned, held as investment reflect the activity and changes in the net realizable values and the property types for the years ended December 31.

	2010	2009

Balance, beginning of year	$2,768,515	$3,011,944
Acquisitions	—	233,784
Improvements	101,916	156,173
Transfer to REO held for sale	(1,319,257)	—
Dispositions	—	(633,386)
Change in net realizable value	(8,709)	—
Balance, end of the year	$1,542,465	$2,768,515

Number of properties	2	3

Property type
Multi-family	$—	$1,226,050
Land	1,542,465	1,542,465
Balance, end of year	$1,542,465	$2,768,515

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California in Stanislaus County. The partnership’s investment totals $233,784.

During 2009, the general partners determined there was neither sufficient protective equity, appreciation potential or income potential to justify additional capital investment and allowed a commercial-agricultural property to revert to the senior lien holder. Prior to forfeiture, the property was not leased and did not generate any revenue.

The partnership with two affiliated partnerships jointly owns vacant land acquired by a deed in lieu of foreclosure in 2004 located in Stanislaus County, California. It is comprised of two lots, totaling approximately 10 acres. The partnership’s investment totals $1,308,681.

NOTE 8 – FAIR VALUE

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
December 31, 2010 and 2009

NOTE 8 – FAIR VALUE (continued)

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

The partnership does not record loans at fair value on a recurring basis.

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010.

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2010
Impaired loans	$—	$—	$878,105	$878,105
REO, held for sale. net	$—	$—	$2,085,913	$2,085,913
REO, held as investment	$—	$—	$—	$—

Financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009.

	Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	as of
Item	(Level 1)	(Level 2)	(Level 3)	12/31/2009
Impaired loans	$—	$—	$216,336	$216,336
REO, held for sale, net	$—	$—	$126,000	$126,000
REO, held as investment	$—	$—	$233,783	$233,783

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 8 – FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of financial instruments:

(a)	Cash and cash equivalents – The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

(b)
Secured loans – The fair value of these non-impaired loans of $2,355,000 and $3,996,000 at December 31, 2010 and 2009, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions. However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans – Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
Real estate held – Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The partnership makes construction and rehabilitation loans, which are not fully disbursed at loan inception. The partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  At December 31, 2010, there were no undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

The partnership periodically negotiates contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments.  The partnership is not obligated to fund additional money as of December 31, 2010.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule II
Valuation and Qualifying Accounts for the years ended
December 31, 2010 and 2009

	B	C
	Balance at	Additions				E
A	Beginning	Charged to Costs	Charged to	D		Balance at
Description	of Period	and Expenses	Other Accounts	Deductions		End of Period
Year ended December 31, 2009
Deducted from asset accounts
Allowance for loan losses	$236,893	$513,141	$—	$(330,712)	(a)	$419,322

Cumulative write-down of
real estate owned	161,974	89,953	—	—		251,927
	$398,867	$603,094	$—	$(330,712)		$671,249

Year ended December 31, 2010
Deducted from asset accounts
Allowance for loan losses	$419,322	$98,976	$—	$(2,898)	(a)	$515,400

Cumulative write-down of
real estate owned	251,927	—	—	(251,927)	(b)	—
	$671,249	$98,976	$—	$(254,825)		$515,400

(a) Represents write-offs of loans
(b) Represents combining of account with the related assets

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate
December 31, 2010

							Col. H
							Principal
					Col. F		Amount
					Face	Col. G	of Loans
		Col. C	Col. D		Amount of	Carrying	Subject to	Col. I	Col. J
	Col. B	Final	Periodic	Col. E	Mortgage	Amount of	Delinquent	Type	California
Col. A	Interest	Maturity	Payment	Prior	Original	Mortgage	Principal	of	Geographic
Description	Rate	Date	Terms	Liens	Amount	Investment	or Interest	Lien	Location

The following loans individually exceed 3% of aggregate carrying amount of mortgage investments

Comm.	9.88%	11/01/15	$3,599	$—	$400,004	$399,692	$—	1st	Alameda
Comm.	9.50%	09/01/12	3,400	—	390,000	380,219	380,219	1st	San Mateo
Comm.	9.00%	07/01/12	2,625	—	350,000	350,000	—	1st	San Francisco
Res.	7.00%	10/01/12	1,995	—	345,000	342,049	—	1st	Sonoma
Land	7.00%	01/01/16	2,354	—	303,578	289,278	—	1st	Santa Clara
Res.	9.50%	01/01/14	1,825	183,153	217,000	214,277	—	2nd	Monterey
Res.	8.50%	09/01/13	1,523	200,398	215,000	211,938	—	2nd	Solano
Res.	8.75%	01/01/15	1,433	—	182,125	180,901	—	1st	Marin
Res.	5.13%	01/01/12	653	—	153,000	153,000	—	1st	Contra Costa
Res.	10.00%	11/01/15	1,398	—	159,250	151,757	—	1st	San Diego
Res.	9.25%	12/01/15	1,193	—	145,000	142,769	—	1st	Alameda
Res.	9.25%	01/01/11	1,041	—	135,000	135,000	—	1st	Riverside
Res.	10.00%	10/01/12	1,185	—	135,000	134,024	—	1st	Alameda
Res.	9.00%	04/01/11	1,139	—	141,500	129,658	—	1st	San Joaquin
Res.	8.00%	09/01/13	1,046	—	130,000	123,652	—	1st	Santa Cruz

The remaining loans have been aggregated by their property type

Apts.	10.50%	06/01/11	875	—	100,002	96,869	—	1st	Napa
Res.	9.25%	05/01/17	740	99,827	90,000	87,632	—	3rd	Alameda

Total			$28,024	$483,378	$3,591,459	$3,522,715	$380,219

Note:  Most loans have balloon payments due at maturity.  As required by rule 12-29, column H represents amounts 90 days or more delinquent in principal or interest payments.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Schedule IV (continued)
Mortgage Loans on Real Estate
Rule 12-29 Loans on Real Estate, continued

Activity in secured unpaid principal balance is presented in the table following for the years ended December 31.

	2010	2009

Balance, beginning of year	$5,234,540	$6,425,871
Additions during period
New loans		182,125
Other		—
Total additions		182,125

Deductions during period
Collections of principal	1,000,325	751,387
Foreclosures		417,979
Cost of loans sold		—
Amortization of premium		—
Other	711,500	204,090
Total deductions	1,711,825	1,373,456

Balance, end of year	$3,522,715	$5,234,540

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the partnership’s independent registered public accounting firm during the years ended December 31, 2010 and 2009.

Item 9A – Controls and Procedures

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

General Partner's Report on Internal Control Over Financial Reporting

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

The general partners and their respective managements conducted an evaluation of the effectiveness of the partnership’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the general partners concluded the partnership’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the partnership’s independent registered public accounting firm regarding internal control over financial reporting because current law and SEC rules require such attestation reports only for large accelerated filers and accelerated filers (and the company, as a smaller reporting company, is not subject to that requirement).

Changes to Internal Control Over Financial Reporting

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

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

The General Partners

Michael R. Burwell.  Michael R. Burwell, age 54, General Partner, past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986); President, Director, Chief Financial Officer, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary (since 1986) of Gymno Corporation; President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-present).  Mr. Burwell is licensed as a real estate sales person.

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

Financial Oversight by General Partners

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

Code of Ethics

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

OPERATING STAGE

Entity Receiving Compensation	Form and Method of Compensation	Amount Paid During Year Ended December 31
		2009	2010
Redwood Mortgage Corp.	Loan brokerage commissions for services in connection with the review, selection, evaluation, negotiation and extension of the partnership loans. The loan brokerage commissions are limited to an amount not to exceed 4% of the total partnership assets per year (except for the period ending six months after the offering termination date, in which the amount is up to 12% of the principal amount of the loan.) Such commissions are payable solely by the borrower and not by the partnership.	$5,008	$8,000
Redwood Mortgage Corp.	Processing and escrow fees for services in connection with notary, document preparation, credit investigation, and escrow fees in an amount equal to the fees customarily charged by Redwood Mortgage Corp. for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.	$0	$182
Redwood Mortgage Corp.	Loan servicing fee, payable monthly, in an amount up to 1/8 of 1% of the outstanding principal amount of each loan. (1)(2)	$55,088	$40,055

General Partners and/or Affiliates	Asset management fee payable monthly in an amount up to 1/32 of 1% of the Net Assets Under Management.(1)	$11,407	$10,163
General Partners	Reimbursement of expenses relating to administration of the partnership, subject to certain limitations, see Article X of the partnership agreement. (3)	$12,268	$10,164
Gymno Corporation	Reconveyance fee for reconveyance of property upon full payment of loan, payable by borrower (approximately $65 per loan or market rate)	$105	$105
Redwood Mortgage Corp.	Assumption fee for assumption of loans payable by borrower as either a set fee or a percentage of the loan.	$0	$0
Redwood Mortgage Corp.	Extension fee for extending the loan period payable by borrower as a percentage of the loan.	$0	$0
Redwood Mortgage Corp.	Interest earned, if any, on the loans between the date of deposit of borrower’s funds into Redwood Mortgage Corp.’s trust account and date of payment of such funds by Redwood Mortgage Corp.	$0	$0
General Partners	1% interest in profits, losses and distributions of earnings and cash available for distribution.	$(3,371)	$(2,027)

LIQUIDATING STAGE

Entity Receiving Compensation	Form and Method of Compensation	Amount Paid During Year Ended December 31
		2009	2010
General Partners	Participation in proceeds upon liquidation of the partnership equal to 1% of proceeds from cash available for distribution.	$0	$0

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

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The partnership is subject to various conflicts of interest arising out of its relationship with the general partners and their affiliates, including RMC. These conflicts include conflicts related to the arrangements pursuant to which the general partners and their affiliates will be compensated by the partnership.  Because the partnership was organized and is operated by the general partners, these conflicts will not be resolved through arms length negotiations but through the exercise of the general partners’ judgment consistent with their fiduciary responsibility to the limited partners and the partnership’s investment objectives and policies.  These conflicts include, but are not limited to, the following:

1.           The General Partners’ Legal And Financial Obligations To Other Partnerships and Companies.  The general partners and their affiliates, particularly RMC, serve as the general partners or managers of other limited partnerships or companies. These entities include real estate mortgage limited partnerships and a limited liability company with investment objectives similar to those of the partnership. They may also organize other real estate mortgage limited partnerships or limited liability companies in the future, including partnerships which may have investment objectives similar to those of the partnership. The general partners and such affiliates have legal and financial obligations with respect to these partnerships which are similar to their obligations with respect to the partnership. As general partners, they may have contingent liability for the obligations of such partnerships as well as those of the partnership.

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

2.           Other Activities of the General Partners and Their Affiliates.  The general partners and their affiliates have conflicts of interest in allocating their time between the partnership and other activities in which they are involved.  However, the general partners believe that they, and their affiliates, have sufficient personnel to discharge fully their responsibilities to the partnership and to other affiliated partnerships and ventures in which they are involved. RMC, an affiliate of the general partners, also provides loan brokerage services to investors other than the partnership. As a result, there will exist conflicts of interest on the part of the general partners between the partnership and the other partnerships or investors with which they are affiliated at such time. The general partners will decide which loans are appropriate for funding by the partnership or by such other partnerships and investors after consideration of all relevant factors, including the size of the loan, portfolio diversification, quality and credit worthiness of borrower, amount of uninvested funds and the length of time that excess funds have remained uninvested.

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

3.           Loan Brokerage Commissions and Other Compensation To The General Partners and Their Affiliates.  The general partners and their affiliates receive fees and other compensation for services relating to the partnership’s offering of units and the investment and management of the partnership’s assets. See Item 11 – “Compensation of the General Partners and Affiliates by Partnership” and Note 3 to the Financial Statements in Part II item 8 for more detailed information regarding these fees and other compensation. None of the compensation payable to the general partners was determined by arms length negotiations. We anticipate that the loan brokerage commissions charged to borrowers by RMC, an affiliate of the general partners, will average approximately 4-6% of the principal amount of each loan, but may be higher or lower depending upon market conditions. Such commissions were capped at 12% of the principal amount of each loan for the period in effect until six months after the termination date of the offering of units. Thereafter, the loan brokerage commission have been capped at four 4% per annum of the partnership’s assets. Any increase in the loan brokerage commission charged on loans may have a direct, adverse effect upon the interest rates charged by the partnership on loans and thus the overall rate of return to you. Conversely, if the general partners reduced the loan brokerage commissions charged by RMC a higher rate of return might be obtained for the partnership and the limited partners. This conflict of interest will exist in connection with every loan transaction, and you must rely upon the fiduciary duties of the general partners to protect their interests. In an effort to partially resolve this conflict, RMC has agreed that loan brokerage commissions shall be limited to 4% per annum of the partnership’s assets (or 12% or 12% of the total loan amount for the period in effect until six months after the offering termination date). The general partners have reserved the right to retain the services of other firms, in addition to or in lieu of RMC, to perform the brokerage services, loan servicing and other activities in connection with the partnership’s loan portfolio. Any such other firms may also be affiliated with the general partners.

4.           Arrangement Of Loans By Redwood Mortgage Corp.  RMC arranges all loans made by the partnership.  RMC also arranges and makes mortgage loans for its own account and for other investors, including affiliates of the general partners. There may be a conflict of interest between the partnership and RMC or other investors for whom it selects mortgage loans for investment. This could arise from the fact that RMC may be choosing among various loans that it may have originated with different interest rates and other terms and features, for placement either in the partnership’s mortgage loan portfolio or with other investors. You must rely on RMC and the other general partners to honor their fiduciary duty to protect the partnership’s interests in making and choosing mortgage loans.

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

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2010 and 2009 are as follows:

Audit Fees  The aggregate fees billed during the years ended December 31, 2010 and 2009 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K and review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q were $83,392 and $69,173, respectively.

Audit Related Fees   There were no fees billed during the years ended December 31, 2010 and 2009 for audit-related services.

Tax fees   The aggregate fees billed for tax services for the years ended December 31, 2010 and 2009 were $9,788 and $3,122, respectively. These fees relate to professional services rendered primarily for tax compliance.

All Other Fees   There were no other fees billed during the years ended December 31, 2010 and 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of March 2011.

REDWOOD MORTGAGE INVESTORS VII

By:		/S/ Michael R. Burwell
Michael R. Burwell, General Partner

By:		Gymno Corporation, General Partner

	By:	/S/ Michael R. Burwell
Michael R. Burwell, President, Secretary & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity indicated on the 30th day of March 2011.

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	March 30, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President, Secretary & Chief Financial Officer of Gymno Corporation (Principal Financial and Accounting Officer); Director of Gymno Corporation	March 30, 2011