Form 10-Q
period 2011-03-31
REDWOOD MORTGAGE INVESTORS VII
filed 2011-05-16
CIK 854092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[   ] YES    [X] NO

Part I –FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Balance Sheets
MARCH 31, 2011 (unaudited) AND DECEMBER 31, 2010 (audited)

ASSETS

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$500,296	$620,415

Loans
Secured by deeds of trust
Principal	3,783,844	3,522,715
Advances	15,467	21,772
Accrued interest	49,233	50,494
Unsecured, net of discount of $56,165 and $59,262 for March 31, 2011
and December 31, 2010, respectively	169,449	180,442
Allowance for loan losses	(518,497)	(515,400)
Net loans	3,499,496	3,260,023

Receivables, affiliate	—	9,229
Receivables, other	12,222	—

Real estate owned (REO)
Held for sale	1,833,002	2,085,913
Held as investment	1,542,465	1,542,465
	3,375,467	3,628,378

Total assets	$7,387,481	$7,518,045

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$81,909	$54,953

Capital
Partners’ capital
Limited partners’ capital, subject to redemption	7,298,997	7,456,517
General partners’ capital	6,575	6,575
Total partners’ capital	7,305,572	7,463,092
Total liabilities and capital	$7,387,481	$7,518,045

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
Revenues
Interest income
Interest on loans	$60,698	$116,999
Other interest	—	324
Total interest income	60,698	117,323

Interest expense	—	—
Net interest income	60,698	117,323
Late fees	229	4,394
Gain on sale of REO	131	—
Other	1,798	3,718
Total revenues, net	62,856	125,435

Provision for loan losses	3,097	3,097

Operating Expenses
Mortgage servicing fees	5,689	12,216
Asset management fees	2,450	2,593
Costs from Redwood Mortgage Corp.	3,152	2,947
Professional services	28,902	51,191
Impairment loss, REO held for sale, net	27,809	(5,303)
REO holding costs	7,930	6,226
Other	44	1,047
Total operating expenses	75,976	70,917

Net income (loss)	$(16,217)	$51,421

Net income (loss)
General partners (1%)	$(162)	$467
Limited partners (99%)	(16,055)	50,954
	$(16,217)	$51,421

Net income (loss) per $1,000 invested by limited partners
for entire period
-where income (loss) is reinvested	$(8)	$6
-where partner receives income (loss) in monthly
distributions	$(8)	$6

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2011
(unaudited)

	Limited	General
	Partners	Partners	Total
Balance, beginning of period	$7,456,517	$6,575	$7,463,092
Net loss	(16,055)	(162)	(16,217)
Early withdrawal penalties	(1,648)	—	(1,648)
Partners' withdrawals	(139,817)	162	(139,655)
Balance, end of period	$7,298,997	$6,575	$7,305,572

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011		2010
Cash flows from operating activities
Net income/(loss)		$(16,217)	$51,421
Adjustments to reconcile net income/(loss) to
net cash provided by (used in) operating activities
Provision for loan losses		3,097	3,097
Gain on sale of REO		(131)	—
Equity losses (gains) on REO held for sale, net		27,809	(5,303)
		(1,648)	(2,604)
Amortization of discount unsecured loans		(3,097)	(3,097)
Change in operating assets and liabilities
Loans unsecured		14,090	14,640
Accrued interest	1	1,261	(685)
Advances		4,130	(12,332)
Receivable from affiliate		9,229	(34,635
Other receivables		(12,222)	—
Accounts payable		9,391	14,311
Payable to affiliate		—	46,582
Net cash provided by (used in) operating activities		35,692	71,395

Cash flows from investing activities
Principal collected on loans		8,652	4,950
Loans originated		(650,000)	—
Payments for development of real estate		(17,651)	(39,428)
Proceeds from disposition of real estate		642,843	—
Net cash provided by (used in) investing activities		(16,156)	(34,478)

Cash flows from financing activities
Partners’ withdrawals		(139,655)	(150,255)
Net cash provided by (used in) financing activities		(139,655)	(150,255)

Net increase (decrease) in cash and cash equivalents		(120,119)	(113,338)

Cash and cash equivalents - beginning of year		620,415	255,097

Cash and cash equivalents - end of period		$500,296	$141,759

Supplemental disclosures of cash flow information
Real estate acquired through foreclosure/settlement on loans,
net of liabilities assumed		$382,394	$672,906

Cash paid for interest		$25,867	$5,791

The accompanying notes are an integral part of these financial statements.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 1 – GENERAL

In the opinion of the management of the partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued financial statements to conform to the current year presentation.

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
March 31, 2011 (unaudited)

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

Management has the requisite familiarity with the markets in which the partnership lends generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market - that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value. In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

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
March 31, 2011 (unaudited)

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

Real estate owned (REO) held for sale

REO held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  REO held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition - as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned (REO) held as investment

REO held as investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in limited liability company

An investment in a limited liability company is accounted for using the equity method.

Recently issued accounting pronouncements

On April 5, 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring,” providing guidance to lenders for evaluating where a modification or restructuring of a loan as a Troubled Debt Restructuring (TDR). ASU 2011-02 provides expanded guidance on whether:  1) the lender has granted a “concession” and 2) whether the borrower is experiencing “financial difficulties.” The ASU is effective for the first interim or annual period beginning after June 15, 2011 (i.e. the third quarter of 2011) and is required to be applied retroactively for all modifications and restructuring activities in 2011. This ASU ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES

The following are commissions and/or fees that are paid to the general partners or their affiliates:

- Loan brokerage commissions - For fees in connection with the review, selection, evaluation, negotiation and extension of loans, the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers and thus, are not an expense of the partnership.  Loan brokerage commissions paid by the borrowers in the three month period ended March 31, 2011 and 2010, were $0 for all periods.

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

Mortgage servicing fees are summarized in the following table.

	Three months ended March 31,
	2011	2010
Maximum chargeable by RMC	$8,534	$18,324
Waived by RMC	(2,845)	(6,108)
Net charged	$5,689	$12,216

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 3 – GENERAL PARTNERS AND RELATED PARTIES (continued)

Asset management fees are summarized in the following table.

	Three months ended March 31,
	2011	2010
Maximum chargeable by general partners	$7,351	$7,779
Waived by general partners	(4,901)	(5,186)
Net charged	$2,450	$2,593

- Costs from RMC - RMC, a related party, is reimbursed by the partnership for operating expenses incurred on behalf of the partnership including, without limitation, accounting and audit fees, legal fees and expenses, postage, and the costs for preparation of reports to limited partners, and out-of-pocket general and administration expenses. Operating expenses for the three months ended March 31, 2011 and 2010, were $3,152 and $2,947, respectively.

NOTE 4 – LOANS

The partnership generally funds loans with a fixed interest rate and a five-year term. Approximately 41% all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31.

	2011	2010
Principal, beginning of year	$3,522,715	$5,234,540
New loans	650,000	—
Borrower repayments	(8,652)	(4,950)
Foreclosures	(380,219)	(540,500)
Other	—	—
Principal, end period	$3,783,844	$4,689,090

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	17	17
Secured loans - principal	$3,783,844	$3,522,715
Secured loans - interest rates range (fixed)	5.13 - 10.50%	5.13 - 10.50%

Average secured loan - principal	$222,579	$207,219
Average principal as percent of total principal	5.88%	5.88%
Average principal as percent of partners’ capital	3.05%	2.78%

Largest secured loan - principal	$649,580	$399,692
Largest principal as percent of total principal	17.17%	11.35%
Largest principal as percent of partners’ capital	8.89%	5.36%
Largest principal as percent of total assets	8.79%	5.32%

Smallest secured loan - principal	$87,436	$87,632
Smallest principal as percent of total principal	2.31%	2.49%
Smallest principal as percent of partners’ capital	1.20%	1.17%
Smallest principal as percent of total assets	1.18%	1.17%

Number of counties where security is located (all California)	14	14
Largest percentage of principal in one county	20.16%	21.69%
Number of secured loans in foreclosure	—	1
Secured loans in foreclosure – principal	$—	$380,219
Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the partnership’s largest loan, in the unpaid principal balance of $649,580 was secured by a single-family residence located in Los Angeles County, California. This loan has an interest rate of 9.25% and matures in December 2015. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$3,271,681	87%	14	$3,008,868	86%
Second trust deeds	2	424,727	11	2	426,215	12
Third trust deeds	1	87,436	2	1	87,632	2
Total secured loans		3,783,844	100%	17	3,522,715	100%
Liens due other lenders at loan closing		483,378			483,378

Total debt		$4,267,222			$4,006,093

Appraised property value at loan closing		$7,862,368			$6,837,118

Loan to value (LTV) (1)		54.27%			58.59%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	13	$2,650,954	69%	12	$2,006,657	57%
Multi-family	1	96,869	3	1	96,869	3
Commercial	2	748,754	20	3	1,129,911	32
Land	1	287,268	8	1	289,278	8
Total secured loans	17	$3,783,845	100%	17	$3,522,715	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Scheduled maturities - Secured loans at March 31, 2011 are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	2	$225,853	6%
2012	4	979,073	26
2013	2	332,847	9
2014	1	213,820	6
2015	5	1,522,548	40
Thereafter	3	509,703	13
Total future maturities	17	3,783,844	100
Matured at March 31, 2011	—	—	—
Total secured loans	17	$3,783,844	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans – There were no secured loans past maturity at March 31, 2011 or December 31, 2010..

- Delinquency - Secured loan principal summarized by payment delinquency is presented in the following table.

	March 31,	December 31,
	2010	2010
30-89 days past due	$153,000	$96,869
90-179 days past due	96,869	380,219
180 or more days past due	—	—
Total past due	249,869	477,088
Current	3,533,975	3,045,627
Total secured loans	$3,783,844	$3,522,715

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended March 31, 2011 and 2010 was $2,544 and $0, respectively.

At March 31, 2011, the partnership had five workout agreements in effect with an aggregate principal of $961,920. Four of the five borrowers, with an aggregate principal of $808,920, had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the five loans, with an aggregate principal of $827,896 were designated impaired and in non-accrual status. The other loan was not designated impaired and was accruing interest.

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

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 4 – LOANS (continued)

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	March 31,	December 31,
	2011	2010
Number of loans	4	5
Principal	$827,896	$1,210,859
Advances	14,460	21,670
Accrued interest	22,067	27,971
Loan balance	$864,423	$1,260,500
Foregone interest	$14,985	$89,526

At March 31, 2011, there was one loan contractually past due 90 or more days as to principal or interest, with a principal balance of $96,869 and still accruing interest.  At December 31, 2010, there were no loans contractually past due 90 or more days as to principal or interest and not in non-accrual status.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table.

	March 31,	December 31,
	2011	2010
Principal	$827,896	$1,210,859
Recorded investment (3)	$864,423	$1,260,499
Impaired loans without allowance	$—	$382,394
Impaired loans with allowance	$864,423	$878,105
Allowance for loan losses, impaired loans	$370,000	$370,000

(3)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
Average recorded investment	$1,062,461	$1,350,766
Interest income recognized	$—	$3,046
Interest income received in cash	$—	$44,050

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Allowance for loan losses activity is presented in the following table.

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$515,400	$419,322

Provision for loan losses	3,097	3,097

Charge-offs, net
Charge-offs	—	—
Recoveries	—	—
Charge-offs, net	—	—

Balance, end of period	$518,497	$422,419

Specific reserves	$370,000	$133,711
General reserves	148,497	288,708
Balance, end of period	$518,497	$422,419

Ratio of charge-offs, net during the period to average secured
loans outstanding during the period	—%	—%

Allowance for loan losses applicable to secured loans (by property type) and the percentage of principal (by property type) are presented in the following table.

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Single family	$385,9977	699%	$375,9000	577%
Multi-family	1,0000	33	1,0000	33
Commercial	30,5000	200	30,5000	322
Land	10,0000	88	10,0000	88
Total secured loans	$427,4977	1000%	$417,4000	1000%

Unsecured loans	$91,0000	1000%	$98,0000	1000%

Total allowance for loan losses	$518,4977	1000%	$515,4000	1000%

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 6 – REAL ESTATE OWNED (REO) HELD FOR SALE

REO held for sale activity and changes in the net realizable values are summarized in the following tables for the three months ended March 31.

	2011	2010
REO held for sale, beginning of year	$2,085,913	$126,000
Acquisitions	399,959	682,363
Dispositions	(642,712)	—
Improvements/betterments	1,759	—
Charge-offs	—	—
Changes in net realizable values	(11,917)	—
REO held for sale, end of period	$1,833,002	$808,363

REO held for sale summarized by property type is presented in the following table.

	March 31,	December 31,
	2011	2010
Number of properties	4	4

Property type
Single family	$—	$125,100
Multi family	1,307,043	1,834,813
Commercial	399,959	—
Land	126,000	126,000
Total REO held for sale	$1,833,002	$2,085,913

In February 2010, the partnership, along with two affiliated partnerships, acquired through foreclosure, a 22 unit, condominium complex, in which the partnership held a 16.67% ownership interest. The property was subject to a senior loan with an interest rate of 7.21%. In February of 2011, the property was sold.  The property value had been adjusted in December 2010 to recognize the contracted sales price.  While the property was owned, it was operated as apartment rentals.  During the three months ended March 31, 2011, the property had net rental earnings of $12,031 before interest expense on the related mortgage of $25,867.  For the same period in 2010, the property had net earnings of $11,904 before interest expense on the related mortgage of $5,791.

In February 2011, the partnership acquired through foreclosure a commercial property located in Daly City, California in San Mateo County.  Pending eviction proceedings, the property will be listed for sale.

In January 2011, the partnership sold a single family residence it had acquired in June 2010 through foreclosure.  A minor gain on sale of $131 was realized.

The partnership jointly with three other affiliated partnerships acquired through foreclosure a multi-unit property located in San Francisco, California. At the time, the partnership’s loan balance totaled $836,702.  Upon acquisition the partnership transferred its interest to Larkin Property Company, LLC (“Larkin”). The partnership owns 8% of the ownership interests in Larkin and 92% is owned by three other affiliated partnerships. Larkin has performed a substantial renovation and remodeling of the property and intends to undertake additional renovation to several un-remodeled units. The property is not leased and does not generate any revenues. The partnership plans to sell the remodeled units as tenant in common interests. As of December 31, 2010 several of the units are listed for sale, and the property was transferred from REO, held as investment.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 7 – REAL ESTATE OWNED (REO) HELD AS INVESTMENT

REO held as investment activity and changes in the impairment reserves are summarized in the following table for the three months ended March 31.

	2011	2010
Balance, beginning of year	$1,542,465	$1,542,465
Acquisitions	—	—
Dispositions	—	—
Improvements/betterments	—	—
Change in impairment reserve	—	—
Balance, end of period	$1,542,465	$1,542,465

REO held as investment summarized by property type is presented in the following table.

	March 31,	December 31,
	2011	2010
Number of properties	2	2

Property type, land	$1,542,465	$1,542,465
Total REO held as investment	$1,542,465	$1,542,465

In December 2009, the partnership and two affiliated partnerships jointly acquired by foreclosure an undeveloped parcel of land located in Ceres, California in Stanislaus County. The partnership’s investment at foreclosure was approximately $234,000.

The partnership with two affiliated partnerships jointly owns vacant land acquired by a deed in lieu of foreclosure in 2004 located in Stanislaus County, California. It is comprised of two lots, totaling approximately 10 acres. The partnership’s investment at foreclosure was approximately $1,309,000

NOTE 8 – FAIR VALUE

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
March 31, 2011 (unaudited)

NOTE 8 – FAIR VALUE

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

The partnership does not record loans at fair value on a recurring basis.

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$—	$—
REO held for sale	$—	$—	$1,833,002	$1,833,002
REO held as investment	$—	$—	$—	$—

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010:

Fair Value Measurement at Report Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Item	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$878,105	$878,105
REO held for sale	$—	$—	$2,085,913	$2,085,913
REO held as investment	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value:

(a)	Cash and cash equivalents. The carrying amount equals fair value. All amounts, including interest bearing accounts, are subject to immediate withdrawal.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 8 – FAIR VALUE (continued)

(b)
Secured loans. The fair value of the non-impaired loans of $3,017,000 and $2,355,000 at March 31, 2011 and December 31, 2010, respectively, was estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. For impaired loans in which a specific allowance is established based on the fair value of the collateral, the collateral fair value is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers opinion of values, and publicly available information on in-market transactions (Level 2 inputs). Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants – and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required (Level 3 inputs).

(c)
Unsecured loans.  Unsecured loans are valued at their principal less any discount or loss reserves established by management after taking into account the borrower’s creditworthiness and ability to repay the loan.

(d)
REO held. Real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s fair value less estimated costs to sell, as applicable.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers.  Historically, it has been rare for determinations of fair value to be made without substantial reference to current market transactions.  However, in recent years, due to the low number of real estate transactions, and the rising number of transactions that are distressed (i.e., that are executed by an unwilling seller – often compelled by lenders or other claimants - and/or executed without broad exposure or with market exposure but with few, if any, resulting offers), more interpretation, judgment and interpolation/extrapolation within and across property types is required.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan commitments

The partnership may make construction and rehabilitation loans which are not fully disbursed at loan inception.  The partnership typically approves the borrowers up to a maximum loan balance; however, disbursements are made periodically upon completion of phases of the construction or rehabilitation or as otherwise required under the loan documents.  At March 31, 2011, there were no undisbursed loan funds. The partnership does not maintain a separate cash reserve to hold the undisbursed obligations, which are intended to be funded.

From time to time, the partnership may negotiate various workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The partnership is not obligated to fund additional money as of March 31, 2011.

REDWOOD MORTGAGE INVESTORS VII
(A California Limited Partnership)
Notes to Financial Statements
March 31, 2011 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings

In the normal course of business, the partnership may become involved in various legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce provisions of the deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and to resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions typically would be of any material importance. As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

NOTE 10 – SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of the Report, as well as the audited financial statements and the notes thereto, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements include statements regarding future interest rates and economic conditions and their effect on the partnership and its assets, trends in the California real estate market, estimates as to the allowance for loan losses, expectations regarding the level of loan delinquencies or foreclosures, plans to develop, hold or sell certain properties, beliefs relating to the impact on the partnership from current economic conditions and trends in the financial and credit markets, beliefs regarding the effect of borrower foreclosures on liquidity, the use of excess cash flow and the intention not to sell the partnership’s loan portfolio. Actual results may be materially different from what is projected by such forward-looking statements. Factors that might cause such a difference include unexpected changes in economic conditions and interest rates, the impact of competition and competitive pricing, regulatory changes, and downturns in the real estate markets in which the partnership has made loans. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Management has the requisite familiarity with the markets the partnership lends in generally and of the properties securing its loans specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types (such as land held for development and for units in a condominium conversion). Multiple inputs from different sources often collectively provide the best evidence of fair value.  In these cases expected cash flows would be considered alongside other relevant information.  Management’s analysis of these secondary sources, as well as the analysis of comparable sales, assists management in preparing its estimates regarding valuations, such as collateral fair value.  However, such estimates are inherently imprecise and actual results could differ significantly from such estimates.

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

Real estate owned (REO) held for sale

REO held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale.  REO held for sale is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. Any recovery in the fair value subsequent to such a write down is recorded – not to exceed the net realizable value at acquisition – as an offset to operating expenses. Gains or losses on sale of the property are recorded in other income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate owned (REO) held as investment

REO held as investment includes real estate acquired through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. REO held as investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts.  If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

Related Parties

The general partners of the partnership are Gymno Corporation and Michael R. Burwell. Most partnership business is conducted through Redwood Mortgage Corp. (RMC), which arranges services and maintains the loan portfolio for the benefit of the partnership. The fees received by the general partners are paid pursuant to the partnership agreement and are determined at the sole discretion of the general partners, subject to limitations imposed by the partnership agreement. In the past the general partners have elected not to take the maximum compensation. See Note 3 (General Partners and Related Parties) to the financial statements included in Part I, Item 1. of this Report for a detailed discussion of the various partnership activities for which the general partners and related parties are compensated.

Contributed Capital
The general partners jointly or severally are required to contribute to the partnership an amount equal to 1/10 of 1% of the aggregate capital contributions of the limited partners. As of March 31, 2011 and December 31, 2010, a general partner, Gymno Corporation, had contributed $11,973 as capital in accordance with the partnership agreement.

Results of Operations

The partnership’s operating results for the three month period ended March 31, 2011 and 2010 are discussed below.

	Changes during the three months ended March 31, 2011 versus 2010
	Dollars	Percent
Revenue
Interest income
Interest on loans	$(56,301)	(48)%
Other interest	(324)	(100)
Total interest income	(56,625)	(48)

Interest expense	—	—
Net interest income	(56,625)	(48)

Late fees	(4,165)	(95)
Gain on sale of real estate owned	131	—
Other	(1,920)	(52)
Total revenues	(62,579)	(50)

Provision for loan losses	—	—

Operating expenses
Mortgage servicing fees	(6,527)	(53)
Asset management fees	(143)	(6)
Costs through Redwood Mortgage Corp.	205	7
Professional services	(22,289)	(44)
Impairment loss, REO held for sale, net	33,112	(624)
REO, holding costs	1,704	27
Other	(1,003)	(96)
Total operating expenses	5,059	7
Net income (loss)	$(67,638)	(132)%

Please refer to the above table throughout the discussions of Results of Operations.

Comparison of the three month period ended March 31, 2011 versus the same period ended March 31, 2010

Revenue – Interest on loans

The interest on loans decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to a decrease in the average secured loan portfolio balance and an increase in amount of foregone interest on the non-accrual loans, which is reflected in the decrease of the effective yield rate. Each period includes income gained through amortization of discount on unsecured notes, which has been eliminated in the calculation of the average interest rate.  The following table recaps the three month averages.

	March 31,	March 31,
	2011	2010
Average secured portfolio principal	$3,397,158	$5,180,860
Stated average yield rate	8.70%	9.07%
Effective yield rate adjusted for discount	6.78%	8.79%

Late fees

The decrease in late fees for the three month period ended March 31, 2011 from the same period in 2010 is due to the partnership’s collection of $4,152 of late fees in the first quarter of 2010, from a receiver/borrower related to a loan subsequently foreclosed in 2010.

Operating Expenses

The decrease in mortgage servicing fees for both the three month period ended March 31, 2011 is due to the reduction in the average loan balance (see table above for Revenue – Interest on loans).

The decrease in professional services for the three months ended March 31, 2011 is due to decreases in professional costs for legal services, audits and, tax return processing. As more issues rose in 2010 related to delinquent and impaired loans, and real estate owned, management’s need to consult with experts increased.

The increase in impairment (gain)/loss on REO for the three month period ended March 31, 2011 is due to higher than anticipated closing costs related to the sale of the property and marketing, maintenance and property tax costs related to real estate transferred in December 2010 from held as investment to held for sale.

Allowance for Losses

The allowance for loan losses is principally the total specific reserves for loans designated impaired (and therefore deemed collateral dependent). The increase in payment defaults is the primary cause of the level of impaired loans as shown in the detail of delinquent loans and loans designated impaired below.

- Impaired Loans – Impaired loans had the balances shown and the associated allowance for loan losses as presented in the following table.

	March 31,	December 31,
	2011	2010
Principal	$827,896	$1,210,859
Recorded investment (1)	$864,423	$1,260,499
Impaired loans without allowance	$—	$382,394
Impaired loans with allowance	$864,423	$878,105
Allowance for loan losses, impaired loans	$370,000	$370,000

(1)	Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Impaired loans had the average balances and interest income recognized and received in cash as presented in the following table for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
Average recorded investment	$1,062,461	$1,350,766
Interest income recognized	$—	$3,046
Interest income received in cash	$—	$44,050

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

Activity in the allowance for loan losses is presented in the following table.

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$515,400	$419,322

Provision for loan losses	3,097	3,097

Charge-offs, net
Charge-offs	—	—
Recoveries	—	—
Charge-offs, net	—	—

Balance, March 31	$518,497	$422,419

Specific reserves	$370,000	$133,711
General reserves	148,497	288,708
Balance, March 31	$518,497	$422,419

Ratio of charge-offs, net during the period to average secured
loans outstanding during the period	—%	—%

The partnership may restructure loans which are delinquent or past maturity. This is done either through the modification of an existing loan or by re-writing a whole new loan. It could involve, among other changes, an extension in maturity date, a reduction in repayment amount, a reduction in interest rate or granting an additional loan.

Liquidity and Capital Resources

The partnership relies upon loan payoffs, borrowers’ mortgage payments, partnership operations and, sale of real estate owned and to a lesser degree, retention of income for the source of funds for new loans. Recently, mortgage interest rates have decreased somewhat from those available at the inception of the partnership. If interest rates were to increase substantially, the yield of the partnership’s loans may provide lower yields than other comparable debt-related investments. Additionally, since the partnership has made primarily fixed rate loans, if interest rates were to rise, the likely result would be a slower prepayment rate for the partnership. This could cause a lower degree of liquidity as well as a slowdown in the ability of the partnership to invest in loans at the then current interest rates. Conversely, in the event interest rates were to decline, the partnership could experience significant borrower prepayments, which, if the partnership can only obtain the then existing lower rates of interest may cause a dilution of the partnership’s yield on loans, thereby lowering the partnership’s overall yield to the limited partners. Cash is generated from borrower payments of interest, principal, loan payoffs and from the partnership’s sale of real estate owned properties.

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

At the time of their subscription to the partnership, limited partners must elect either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound earnings in their capital account. If an investor initially elects to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elects to compound earnings in his/her capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Earnings allocable to limited partners, who elect to compound earnings in their capital account, will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. As of March 31, 2011 and 2010, limited partners electing to withdraw earnings represented 40% and 40%, respectively.

	Three months ended March 31,
	2011	2010
Distributing	$15,682	$18,487
Compounding	23,178	27,733
Total	$38,860	$46,220

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

Capital liquidations, including early withdrawals, made by limited partners are summarized in the following table.

	Three months ended March 31,
	2011	2010
Capital liquidations-without penalty	$105,708	$101,697
Capital liquidations-subject to penalty	20,596	32,553
Total	$126,304	$134,250

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

Current Economic Conditions

The majority of the property the partnership owns and property securing the partnership’s loans is located in the nine San Francisco Bay Area counties and the Los Angeles metropolitan area. As a result, the health of the California economy, the California real estate market and the credit markets is of primary concern. Credit markets for real estate secured assets continue to remain extremely tight, with the exception of financing for stabilized multi-family properties.

The de-leveraging of consumers, financial institutions and commercial businesses continues. Financial institutions with an excess of real estate secured loans on their books, have increased underwriting standards and eliminated lending to perceived risky industries in their efforts to shore up balance sheets and credit quality. Historically, the real estate industry has relied upon a ready supply of capital in the form of loans.  These funds generally came from government sponsored agencies such as Fannie Mae, Freddie Mac, FHA, jumbo loan securitizations, as well as commercial lending institutions of many types holding loans for their own accounts. The new reality is that the credit market has changed and may not recover in the near term.  There is discussion that Fannie Mae and Freddie Mac, the largest suppliers of credit for residential properties, may be wound down. The real estate credit markets may not loosen up any time soon and may have changed, restrictively, forever from what they were just a few years ago.

In addition, CoreLogic released data showing that 11.1 million (23.1 percent) of all residential properties with a mortgage were in negative equity at the end of the fourth quarter of 2010, up from 10.8 million (22.5 percent) the previous quarter. Negative equity means that the borrower owes more than the value of the property. An additional 2.4 million borrowers had less than five percent equity, referred to as near-negative equity, in the fourth quarter. Together, negative equity and near-negative equity mortgages accounted for 27.9 percent of all residential properties with a mortgage nationwide. The borrowers that have mortgages larger than the value of their homes are in a difficult position along with their lenders. If the borrowers desire to sell their property for a myriad of reasons or have difficulty making their payments and are forced to sell their property they will not be able to generate sufficient proceeds from a sale to payoff their lenders unless they have sufficient cash assets that they choose to pay to the lender. Alternatively, they can let the lender take the property in satisfaction of their debt. In these cases the homeowner loses their home and the lender loses a portion of their debt if they choose to sell the acquired property in the near term. Additionally, borrowers with negative equity will find most lenders unwilling to provide new or lower cost financing as there will be inadequate equity to provide a cushion should a borrower default upon their mortgage. This leaves borrowers with negative equity locked into their properties and bound to their existing lender for the foreseeable future.

During the first quarter of 2011, interest rates continued to remain low and for those that can qualify for new loans the cost of carrying a mortgage continued to help improve ownership affordability. Even as of May 12, 2011, the Freddie Mac interest rate for a 30-year fixed mortgage was 4.63 percent (with 0.7 points of cost). In spite of historically low rates, credit remains difficult to obtain and consumers remain skeptical of real estate continuing to maintain value particularly in consideration of the declines in property values since 2007. Therefore, many potential purchasers lack the confidence to purchase and demand for real estate remains at historical lows.

The number of California new and resale houses and condominiums sold during March 2011 was 36,417. That was up 33.3 percent from 27,320 in February, and down 2.4 percent from 37,295 for March 2010. California sales for the month of March have varied from a low of 24,565 in 2008 to a high of 68,848 in 2005.  Distressed property sales made up about 57 percent of California’s March resale market. Of the existing homes sold, 39.3 percent were properties that had been foreclosed on during the past year. That was down from 40.1 percent in February and down from 40.3 percent in March a year ago. The all-time high was in February 2009 at 58.5 percent. Additionally, short sales – transactions where the sale price fell short of what was owed on the property – made up an estimated 17.6 percent of resales. That was down from an estimated 18.8 percent in February but the same as a year earlier and up from 11.4 percent two years ago.

The median price paid for a California home in March 2011 was $249,000, up 2.0 percent from $244,000 in February, and down 2.4 percent from $255,000 for March a year ago. The year-over-year decrease was the sixth in a row after eleven months of increases. The bottom of the current residential real estate cycle was $221,000 in April 2009, while the peak was at $484,000 in early 2007. While we are above the current historical median price low set in April 2009, the recent decreases in median price and low sales volumes continue to lead to expectations that real estate values will not increase significantly in the near term remote and are more indicative of a real estate market struggling with oversupply as a result of too many properties being delivered to the market from lenders due to borrower defaults and lack of demand.

The Gross Domestic Product (GDP) grew at a 1.8 percent rate during the first quarter of 2011. While this is a positive sign that the overall US economy is improving, real estate, which was one of the worst hit industries of the Great Recession, continues to be severely and adversely impacted by the downturn of the last four years. Jobs are an important factor effecting home affordability.  The national unemployment rose in the United States from 9.3 percent in 2009 to 9.6 percent in 2010, the highest level since 1983. As of March 2011 the national unemployment rate had decreased to 8.8 percent, still high but moving downward as the economy has begun to create jobs.

At the same time, unemployment rose in California to its highest level since records began in 1976. In December 2010, the state posted a 12.5 percent unemployment rate, up from 12.2 percent in December 2009. By March 2011 the unemployment rate in California had declined to 12.0 percent, which is a significant improvement but still an unemployment rate that clearly illustrates the economic difficulties in the state and the depth of the Great Recession.

The San Francisco Bay Area fared better than the state as a whole, with unemployment falling in the Silicon Valley from 11.5 percent in December 2009, to 10.7 percent in December 2010 and to 10.6 percent in March 2011 and in the San Francisco-Oakland region from 10.2 percent in December 2009, to 9.9 percent in December 2010 and rising to 10.0 percent as of March 2011. Overall, the rapid rise in unemployment in recent years has caused significant worker concerns regarding job security and lowered confidence in their own financial circumstances. Spending on new homes, upgrades to larger homes and remodeling of existing housing are all highly dependent upon consumer sentiment and financial circumstances. Until unemployment drops considerably or returns to more normal levels, residential real estate values and a more normal real estate market will be hard pressed to emerge and begin a solid recovery.

Overall, there are signs that general economic conditions are improving. Unemployment has remained high but is not generally rising. Home prices fell on average but not nearly by the magnitudes in preceding years. Interest rates are remaining low and consumer sentiment while low is improving. The ends of recessions and periods of home price depreciation are often one of the most opportune times to make loans. Borrowers that qualify for a mortgage, particularly under stringent underwriting guidelines, are often the highest performing groups of borrowers in the long run. There is less competition from other lenders as they are still sitting on the sidelines or have left the industry altogether. With well collateralized loans, low loan-to-value lenders should avoid the dangers of lending into a bubble market and face limited exposure to further real estate value declines.

The company views the current economic conditions as a period in which to continue to stabilize its existing borrower base and to stabilize the properties it has acquired either through making cosmetic improvements in order to enhance the sale of these properties or to improve cash flows on properties held through leasing, improving tenancies and reducing property expenses.

Contractual Obligations

None.

PORTFOLIO REVIEW

Secured Loan Portfolio

The partnership generally funds loans with a fixed interest rate and a five-year term.  Approximately 41% of all loans outstanding provide for monthly payments of interest only, with the principal due in full at maturity.  The other loans require monthly payments of principal and interest, typically calculated on a 30 year amortization, with the remaining principal balance due at maturity.

- Secured loans unpaid principal balance (principal) - Secured loan transactions are summarized in the following table for the three months ended March 31.

	2011	2010
Principal, beginning of year	$3,522,715	$5,234,540
New loans	650,000	—
Borrower repayments	(8,652)	(4,950)
Foreclosures	(380,219)	(540,500)
Other	—	—
Principal, end period	$3,783,844	$4,689,090

- Loan characteristics - Secured loans had the characteristics presented in the following table.

	March 31,	December 31,
	2011	2010
Number of secured loans	17	17
Secured loans - principal	$3,783,844	$3,522,715
Secured loans - interest rates range (fixed)	5.13 - 10.50%	5.13 - 10.50%

Average secured loan - principal	$222,579	$207,219
Average principal as percent of total principal	5.88%	5.88%
Average principal as percent of partners’ capital	3.05%	2.78%

Largest secured loan - principal	$649,580	$399,692
Largest principal as percent of total principal	17.17%	11.35%
Largest principal as percent of partners’ capital	8.89%	5.36%
Largest principal as percent of total assets	8.79%	5.32%

Smallest secured loan - principal	$87,436	$87,632
Smallest principal as percent of total principal	2.31%	2.49%
Smallest principal as percent of partners’ capital	1.20%	1.17%
Smallest principal as percent of total assets	1.18%	1.17%

Number of counties where security is located (all California)	14	14
Largest percentage of principal in one county	20.16%	21.69%
Number of secured loans in foreclosure	—	1
Secured loans in foreclosure – principal	$—	$380,219
Number of secured loans with an interest reserve	—	—
Interest reserves	$—	$—

As of March 31, 2011, the partnership’s largest loan, in the unpaid principal balance of $649,580 was secured by a single-family residence located in Los Angeles County, California. This loan has an interest rate of 9.25% and matures in December 2015. Larger loans sometimes increase above 10% of the secured loan portfolio or partnership assets as these amounts decrease due to limited partner withdrawals, loan payoffs or restructuring of existing loans.

- Lien positions - Secured loans had the lien positions presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$3,271,681	87%	14	$3,008,868	86%
Second trust deeds	2	424,727	11	2	426,215	12
Third trust deeds	1	87,436	2	1	87,632	2
Total secured loans		3,783,844	100%	17	3,522,715	100%
Liens due other lenders at loan closing		483,378			483,378

Total debt		$4,267,222			$4,006,093

Appraised property value at loan closing		$7,862,368			$6,837,118

Loan to value (LTV) (1)		54.27%			58.59%

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

- Property type - Secured loans summarized by property type of the collateral are presented in the following table.

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
Single family (2)	13	$2,650,954	69%	12	$2,006,657	57%
Multi-family	1	96,869	3	1	96,869	3
Commercial	2	748,754	20	3	1,129,911	32
Land	1	287,268	8	1	289,278	8
Total secured loans	17	$3,783,845	100%	17	$3,522,715	100%

(2)	Single family properties include owner-occupied and non-owner occupied single family homes, condominium units and condominium complexes.

- Scheduled maturities - Secured loans at March 31, 2011 are scheduled to mature as presented in the following table.

Scheduled maturities	Loans	Principal	Percent
2011	2	$225,853	6%
2012	4	979,073	26
2013	2	332,847	9
2014	1	213,820	6
2015	5	1,522,548	40
Thereafter	3	509,703	13
Total future maturities	17	3,783,844	100
Matured at March 31, 2011	—	—	—
Total secured loans	17	$3,783,844	100%

It is the partnership’s experience that loans may be repaid or refinanced before, at or after the contractual maturity date. For matured loans, the partnership may continue to accept payments while pursuing collection of amounts owed from borrowers. Therefore, the above tabulation for scheduled maturities is not a forecast of future cash receipts.

- Matured loans - There were no secured loans past maturity at March 31, 2011 or December 31, 2010..

- Delinquency - Secured loan principal summarized by payment delinquency is presented in the following table.

	March 31,	December 31,
	2010	2010
30-89 days past due	$153,000	$96,869
90-179 days past due	96,869	380,219
180 or more days past due	—	—
Total past due	249,869	477,088
Current	3,533,975	3,045,627
Total secured loans	$3,783,844	$3,522,715

The partnership reports delinquency based upon the most recent contractual agreement with the borrower.

At March 31, 2011, the partnership had five workout agreements in effect with an aggregate principal of $961,920. Four of the five borrowers, with an aggregate principal of $808,920, had made all required payments under the workout agreements and the loans were included in the above table as current. Four of the five loans, with an aggregate principal of $827,896 were designated impaired and in non-accrual status. The other loan was not designated impaired and was accruing interest.

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

Interest income accrued on loans contractually past due more than 90 days as to principal or interest payments during the three months ended March 31, 2011 and 2010 was $2,544 and $0, respectively.

- Loans in non-accrual status - Secured loans in non-accrual status are summarized in the following table.

	March 31,	December 31,
	2011	2010
Number of loans	4	5
Principal	$827,896	$1,210,859
Advances	14,460	21,670
Accrued interest	22,067	27,971
Loan balance	$864,423	$1,260,500
Foregone interest	$14,985	$89,526

At March 31, 2011 there was one loan contractually past due 90 or more days as to principal or interest, with a principal balance of $96,869 and still accruing interest.  At December 31, 2010 there were no loans contractually past due 90 or more days as to principal or interest and not in non-accrual status.

As of March 31, 2011 and December 31, 2010, the partnership held secured loans in the following locations:

	March 31, 2011			December 31, 2010
	Loans	Principal	Percent	Loans	Principal	Percent
San Francisco Bay Area	11	$2,383,214	63%	12	$2,768,371	79%
Other Northern California	3	464,743	12	3	467,587	13
Southern California	3	935,887	25	2	286,757	8
Total secured loans	17	$3,783,844	100%	17	$3,522,715	100%

Loans designated as impaired and the allowance for loan losses are presented and discussed under Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included as the partnership is a smaller reporting company.

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

Changes to Internal Control Over Financial Reporting.

There have not been any changes in the partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce provisions of the deeds of trust, collect the debt owed under promissory notes, or to protect, or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.  As of the date hereof, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

ITEM 1A.           Risk Factors

Not included as the partnership is a smaller reporting company.

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

REDWOOD MORTGAGE INVESTORS VII

Signature	Title	Date

/S/ Michael R. Burwell
Michael R. Burwell	General Partner	May 16, 2011

/S/ Michael R. Burwell
Michael R. Burwell	President of Gymno Corporation, (Principal Executive Officer); Director of Gymno Corporation Secretary/Treasurer of Gymno Corporation (Principal Financial and Accounting Officer)	May 16, 2011